Form 10-Q
period 1996-03-31
DYNAGEN INC
filed 1996-05-07
CIK 857171

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED:  March 31, 1996; or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -------------
Commission File Number 1-11352

                             DynaGen, Inc.
- - --------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                                      04-3029787
- - -----------------------------------           ----------------------------------
 (State  or other  jurisdiction  of           (IRS  Employer Identification No.)
   incorporation or organization)

                                 99 Erie Street
                               Cambridge, MA 02139
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 491-2527
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                   No
    -------                   -------

As of May 3, 1996, there were outstanding 26,925,810 shares of common stock, $.01 par value per share.


                                  DYNAGEN, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT



                                TABLE OF CONTENTS


Facing Page                                                                                                1

Table of Contents                                                                                          2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.           Financial Statements:
                            Condensed Balance Sheets                                                       3
                            Condensed Statements of Loss                                                   5
                            Condensed Statements of Changes in
                             Stockholders' Equity                                                          7
                            Condensed Statements of Cash Flows                                             8
                            Notes to Unaudited Condensed Financial
                             Statements                                                                   10

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                                  13

PART II.  OTHER INFORMATION

         Item 1.           Legal Proceedings                                                              17

         Item 2.           Changes in Securities                                                          17

         Item 6.           Exhibits and Reports on Form 8-K                                               18

SIGNATURES                                                                                                20

EXHIBIT INDEX                                                                                             21


(*) The financial information at June 30, 1995 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DYNAGEN, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                          ASSETS

                                                                         March 31,                 June 30,
                                                                            1996                     1995
                                                                            ----                     ----
Current assets:
         Cash and cash equivalents
          (including interest-bearing
          deposits of $2,991,000 and
          $142,000)                                                    $   3,514,866             $    263,956
         Investment securities available
          for sale at fair value                                           8,481,816                4,201,876
         Accounts receivable                                                  34,483                   28,971
         Accrued interest receivable                                          12,550                   86,653
         Prepaid expenses and other
          current assets                                                     270,775                  108,498
                                                                       -------------             ------------
            Total current assets                                          12,314,490                4,689,954
                                                                       -------------             ------------
Property and equipment:
         Laboratory equipment                                                220,164                  220,164
         Furniture and fixtures                                              164,835                  143,091
         Leasehold improvements                                               29,535                   25,437
                                                                       -------------             ------------
                                                                             414,534                  388,692
         Less accumulated depreciation
          and amortization                                                  (268,895)                (235,412)
                                                                       -------------             ------------
            Net property and equipment                                       145,639                  153,280
                                                                       -------------             ------------
Other assets:
         Patents and trademarks, net of
          accumulated amortization of
          $62,804 and $46,024                                                269,523                  268,809
         Deferred debt financing costs,
          net of accumulated amortization
          of $22,892 (Note 4)                                                251,813                      -
         Deposits                                                              1,978                    1,978
                                                                       -------------             ------------
            Total other assets                                               523,314                  270,787
                                                                       -------------             ------------
                                                                       $  12,983,443             $  5,114,021
                                                                       -------------             ------------

                                 See accompanying  notes to unaudited  financial statements.

                                  DYNAGEN, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31,                 June 30,
                                                                            1996                     1995
                                                                            ----                     ----
Current liabilities:
         Accounts payable                                              $     255,549             $    263,786
         Accrued payroll and
          payroll taxes                                                      150,005                   73,421
         Deferred revenue                                                     72,908                  250,000
                                                                       -------------             ------------

                  Total current liabilities                                  478,462                  587,207

Convertible note payable (Note 4)                                          2,000,000                      -
                                                                       -------------             ----------
                  Total liabilities                                        2,478,462                  587,207
                                                                       -------------             ------------

Stockholders' equity (Notes 3 and 4):
         Preferred stock, $.01 par value,
          10,000,000 shares authorized:
          Series A convertible,
          1,346,587 authorized,
          1,178,264 shares issued
          and outstanding
          at liquidation value                                             3,461,150                     -
         Common stock, $.01 par value,
          40,000,000 shares authorized,
          26,908,699 and 21,448,487 shares
          issued and outstanding                                             269,087                  214,485
         Additional paid-in capital                                       25,082,631               19,236,300
         Accumulated deficit                                             (18,309,375)             (14,911,632)
                                                                       -------------             ------------
                                                                          10,503,493                4,539,153
         Unrealized gain (loss) on
          investment securities                                                1,488                  (12,339)
                                                                       -------------             ------------
                  Total stockholders' equity                              10,504,981                4,526,814
                                                                       -------------             ------------
                                                                       $  12,983,443             $  5,114,021
                                                                       =============             ============



                                 See accompanying  notes to unaudited  financial statements.

                                  DYNAGEN, INC.

                          CONDENSED STATEMENTS OF LOSS
                                   (Unaudited)



                                                                                  Three Months Ended
                                                                       ---------------------------------------
                                                                         March 31,                 March 31,
                                                                           1996                      1995
                                                                       -------------             -------------
Revenues:
         Fees and royalties                                            $      35,000             $     250,000
         Product sales                                                        93,325                   154,228
                                                                       -------------             -------------
          Total revenues                                                     128,325                   404,228
                                                                       -------------             -------------
Costs and expenses:
         Cost of sales                                                        46,624                    75,863
         Research and development                                            851,686                   340,160
         Selling, general and
          administrative                                                     880,233                   499,792
                                                                       -------------             -------------
          Total costs and expenses                                         1,778,543                   915,815
                                                                       -------------             -------------
          Operating loss                                                  (1,650,218)                 (511,587)
                                                                       -------------             -------------
Other income (expense):
         Investment income, net                                              109,183                    69,328
         Interest expense (Note 4)                                           (24,000)                      -
         Amortization of debt
          financing costs (Note 4)                                           (22,892)                      -
                                                                       -------------             -------------
          Other income, net                                                   62,291                    69,328
                                                                       -------------             -------------
          Net loss                                                     $  (1,587,927)            $    (442,259)
                                                                       =============             =============
Net loss per share                                                     $        (.06)            $        (.02)
                                                                       =============             =============
Weighted average shares outstanding
(Note 2)                                                                  26,061,519                21,174,535
                                                                       =============             =============


                                 See accompanying  notes to unaudited  financial statements.

                                  DYNAGEN, INC.

                          CONDENSED STATEMENTS OF LOSS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                       --------------------------------------
                                                                         March 31,                 March 31,
                                                                           1996                      1995
                                                                       ------------              ------------
Revenues:
         Fees and royalties                                            $    310,000              $     250,000
         Product sales                                                      151,180                    223,493
                                                                       ------------              -------------
          Total revenues                                                    461,180                    473,493
                                                                       ------------              -------------
Costs and expenses:
         Cost of sales                                                       75,461                    119,611
         Research and development                                         1,888,308                  1,298,775
         Selling, general and
          administrative                                                  2,068,966                  1,522,472
                                                                       ------------              -------------
          Total costs and expenses                                        4,032,735                  2,940,858
                                                                       ------------              -------------
          Operating loss                                                 (3,571,555)                (2,467,365)
                                                                       ------------              -------------
Other income (expense):
         Investment income, net                                             220,704                    226,374
         Interest expense (Note 4)                                          (24,000)                      (196)
         Amortization of debt
          financing costs (Note 4)                                          (22,892)                       -
                                                                       ------------              -------------
          Other income, net                                                 173,812                    226,178
                                                                       ------------              -------------
          Net loss                                                     $ (3,397,743)             $  (2,241,187)
                                                                       ============              =============
Net loss per share                                                     $       (.14)             $        (.11)
                                                                       ============              =============
Weighted average shares outstanding
(Note 2)                                                                 23,489,618                 21,174,535
                                                                       ============              =============


                                 See accompanying  notes to unaudited  financial statements.

                                  DYNAGEN, INC.

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Nine Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                                          SERIES A
                                             COMMON STOCK         CONVERTIBLE PREFERRED STOCK   ADDITIONAL
                                      --------------------------- ---------------------------     PAID-IN
                                         SHARES         AMOUNT      SHARES          AMOUNT        CAPITAL
                                      ------------   ------------ -----------  --------------   ----------

Balance at June 30, 1994                21,174,535   $    211,745        --     $      --     $ 19,109,908
Change in unrealized gain
 (loss) on investment
 securities                                   --             --          --            --             --
Net loss                                      --             --          --            --             --
                                      ------------   ------------   ---------   -----------   ------------

Balance at March 31, 1995               21,174,535   $    211,745        --     $      --     $ 19,109,908
                                      ============   ============   =========   ===========   ============



Balance at June 30, 1995                21,448,487   $    214,485        --     $      --     $ 19,236,300
Change in unrealized gain
 (loss) on investment
 securities                                   --             --          --            --             --
Exercise of underwriters'
 warrants                                  503,982          5,040        --            --           32,085
Exercise of public warrants              3,244,494         32,445        --            --        3,822,762
Shares issued in private
 placements                              1,520,686         15,207   1,178,264     3,461,150      1,376,204
Exercise of stock options                   73,800            738        --            --            2,370
Employee stock and
 stock option grants                       117,250          1,172        --            --          557,685
Stock options issued for
 future services                              --             --          --            --           55,225
Net loss                                      --             --          --            --             --
                                      ------------   ------------   ---------   -----------   ------------

Balance at March 31, 1996               26,908,699   $    269,087   1,178,264   $ 3,461,150   $ 25,082,631
                                      ============   ============   =========   ===========   ============


                                  DYNAGEN, INC.

             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    Nine Months Ended March 31, 1996 and 1995
                             (Unaudited)(Continued)



                                                  UNREALIZED
                                                  GAIN (LOSS)
                                    ACCUMULATED   ON INVESTMENT
                                    DEFICIT       SECURITIES           TOTAL
                                  ------------    ------------    ------------

Balance at June 30, 1994          $(11,869,249)   $    (38,662)   $  7,413,742
Change in unrealized gain
 (loss) on investment
 securities                               --            11,688          11,688
Net loss                            (2,241,187)           --        (2,241,187)
                                  ------------    ------------    ------------

Balance at March 31, 1995         $(14,110,436)   $    (26,974)   $  5,184,243
                                  ============    ============    ============



Balance at June 30, 1995          $(14,911,632)   $    (12,339)   $  4,526,814
Change in unrealized gain
 (loss) on investment
 securities                               --            13,827          13,827
Exercise of underwriters'
 warrants                                 --              --            37,125
Exercise of public warrants               --              --         3,855,207
Shares issued in private
 placements                               --              --         4,852,561
Exercise of stock options                 --              --             3,108
Employee stock and
 stock option grants                      --              --           558,857
Stock options issued for
 future services                          --              --            55,225
Net loss                            (3,397,743)           --        (3,397,743)
                                  ------------    ------------    ------------

Balance at March 31, 1996         $(18,309,375)   $      1,488    $ 10,504,981
                                  ============    ============    ============

            See accompanying notes to unaudited financial statements.

                                  DYNAGEN, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                       -------------------------------------
                                                                         March 31,                 March 31,
                                                                           1996                      1995
                                                                       -------------               --------
Cash flows from operating activities:
         Net loss                                                      $  (3,397,743)            $  (2,241,187)
         Adjustments to reconcile
          net loss to net cash used for
           operating activities:
                  Employee stock and
                   stock option grants                                       558,857                       -
                  Depreciation and amortization                               73,155                    45,185
                  Amortization and accretion
                   of (discounts) premiums on
                   investment securities                                     (74,767)                   92,659
                  Write-off of patent costs                                   25,094                    40,893
         (Increase) decrease in operating assets:
                  Accounts receivable                                         (5,512)                   22,487
                  Prepaid expenses and
                   other current assets                                      (32,949)                   71,637
         Increase (decrease) in operating
          liabilities:
                  Accounts payable and
                   accrued expenses                                           68,347                  (136,704)
                  Deferred revenue                                          (177,092)                  250,000
                                                                       -------------             -------------

                  Net cash used for
                   operating activities                                   (2,962,610)               (1,855,030)
                                                                       -------------             -------------

Cash flows from investing activities:
         Purchase of investment securities                               (16,365,346)               (2,491,000)
         Proceeds from sales and maturities
          of investment securities                                        12,174,000                 4,500,000
         Purchase of property and equipment                                  (25,842)                  (14,725)
         Patent and trademark costs                                          (42,588)                  (51,028)
         Decrease in deposits                                                    -                       9,325
                                                                       -------------             -------------

                  Net cash provided by (used
                   for) investing activities                              (4,259,776)                1,952,572
                                                                       -------------             -------------

                                   (Continued)







            See accompanying notes to unaudited financial statements.

                                  DYNAGEN, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (Concluded)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                       -------------------------------------
                                                                         March 31,                 March 31,
                                                                           1996                      1995
                                                                       -------------               --------
Cash flows from financing activities:
         Principal payments on capital
          lease                                                        $         -               $      (5,824)
         Net proceeds from exercise
          of warrants and options                                          3,895,440                       -
         Net proceeds from private debt
          and equity placements                                            6,577,856                       -
                                                                       -------------               -----------

                  Net cash provided by
                   (used for) financing
                   activities                                             10,473,296                    (5,824)
                                                                       -------------             -------------

Net change in cash and cash equivalents                                    3,250,910                    91,718

Cash and cash equivalents,
 beginning of period                                                         263,956                   520,370
                                                                       -------------             -------------

Cash and cash equivalents,
 end of period                                                         $   3,514,866             $     612,088
                                                                       =============             =============

Supplemental cash flow information:
         Interest paid on capital lease                                $         -               $         196
         Stock options issued in exchange
          for future services                                                 55,225                       -


            See accompanying notes to unaudited financial statements.

                                  DYNAGEN, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996



1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

         The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

         The financial information included in this report has been prepared in conformity with the accounting policies, reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share is calculated based on the weighted average number of common shares outstanding for the three and nine-month periods ended March 31, 1996 and 1995. The effect of all common stock equivalents have been excluded from the calculation of the weighted average number of common shares outstanding since their inclusion would be anti-dilutive.

3.       COMMON STOCK, OPTIONS AND WARRANTS

         On November 20, 1995, the Company entered into a one-year investment banking agreement with the underwriter of the Company's prior public offerings (the "Consultant"). As compensation for services to be rendered, the Company granted the Consultant a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $2.50 per share (such price approximating the fair market value of $2.44 per share on the date of grant). The warrant is exercisable over five years from the grant date. The shares underlying the warrant were registered on Form S-3 declared effective on March 29, 1996.


                                  DYNAGEN, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996

                                   (Continued)

         In December 1995, the Company completed the redemption of its Class A Redeemable Common Stock Purchase Warrants which were issued in the 1994 public offering. Class A Warrants were exercised to purchase 3,241,194 shares of common stock yielding net proceeds of $3,845,769 after deducting expenses. The remaining 12,806 unexercised warrants were redeemed by the Company for $.01 per warrant. In addition, 103,000 warrants issued to the underwriters of the 1994 public offering were exercised to acquire 503,982 shares of common stock using their net exercise feature and payment to the Company of $37,125.

         In February 1996, the Company granted to certain employees and a consultant, bonus compensation paid in the form of the Company's common stock and stock options. This bonus will result in the issuance of up to 182,250 shares of common stock to the employees and consultant. The Company has recognized, in the quarter ending March 31, 1996, compensation expense of $558,857 associated with the issuance of the common stock and stock options.

4.       PRIVATE PLACEMENTS

         On February 7, 1996, the Company raised, in a private placement, approximately $3 million from the sale to a single investor of 579,626 shares of the Company's common stock at a price of $1.72525 per share and the issuance of a $2 million convertible note. Placement costs for this transaction were $421,157 of which $146,452 was charged to additional paid-in capital and $274,705 was capitalized as deferred debt financing costs. Deferred debt financing costs are being amortized on a straight-line basis over the term of the note. The note matures on February 7, 1998 and bears interest at 8% per annum with interest payable quarterly. The note is convertible into shares of common stock at any time at the option of the investor at a rate of 67% of the average of the closing bid price per share of the Company's common stock for the five (5) consecutive trading days ending one trading day prior to the date the notice of conversion is received by the Company. The Company may require conversion of the note at any time 120 days after a Registration Statement on Form S-3 to register the resale of the 579,626 shares of common stock and the shares issuable upon conversion of the note has been declared effective by the Securities and Exchange Commission. A Registration Statement on Form S-3 was declared effective on March 29, 1996.


                                  DYNAGEN, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996

                                   (Continued)

         On February 21, 1996 and March 4, 1996, the Company issued, in private placements, an aggregate of 388,500 shares of common stock and 1,178,264 shares of the Company's newly-designated Series A preferred stock for aggregate consideration of $3,500,000. Placement costs of $487,461 were charged to additional paid-in capital. The preferred stock is convertible into common stock 100 days after initial issuance (May 31, 1996 and June 12, 1996 as to 673,294 shares and 504,970 shares of preferred stock, respectively). The preferred stock is convertible into that number of shares of common stock obtained by dividing the aggregate consideration paid for the preferred stock by 80% of the average of the closing bid price per share of the Company's common stock for the five
(5) consecutive trading days ending one trading day prior to the date of the conversion (the "Conversion Rate"). If any dividends are declared on the common stock, the preferred stockholders are entitled to the amount of dividends as would be declared payable on the number of shares of common stock into which the shares of Series A preferred stock could be converted. Each share of preferred stock has a liquidation value equal to $2.9375, the consideration paid per share, plus any declared but unpaid dividends accruing to the preferred stock. Holders of the preferred stock are also entitled to a vote equal to the number of shares of common stock determined based on the Conversion Rate referred to above. The holders of the preferred stock and common stock issued in this transaction may require the Company to register these securities under the Act under certain circumstances.

         On February 2 and February 29, 1996, the Company issued, in a private placement, 552,560 shares of common stock for aggregate consideration of $1,000,000. Placement costs of $13,526 were charged to additional paid-in capital.


                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully develop, test, produce and market its proposed products; obtain governmental approvals in a timely manner; identify and attract marketing partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection or otherwise over the Company's proprietary technology; protect itself from product liability risks or limitations imposed due to potential health care reform; raise capital for future operations and commercialization of its products; and successfully respond to technological changes in the marketplace. Specifically, regulatory approvals of the Company's products are subject to factors beyond the Company's control, and there can be no assurance that such approvals will not be delayed or ultimately denied. The
Company will need to attract marketing partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners. Additional information on potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission.



                              RESULTS OF OPERATIONS

                     Three-Month Period Ended March 31, 1996
          As Compared With The Three-Month Period Ended March 31, 1995

         Revenues in the third quarter of the year ending June 30, 1996 ("Fiscal 1996") were $128,000 versus $404,000 for the third quarter of the year ended June 30, 1995 ("Fiscal 1995"). This decrease of $276,000 is a result of a decrease in license fees of $215,000 and a decrease in product sales of $61,000. The decrease in fee revenue is primarily due to the recognition of $250,000 in fees from Bristol-Myers Products in Fiscal 1995. The decrease in product sales resulted from lower product shipments in the third quarter of Fiscal 1996 compared to the same period of Fiscal 1995.

         Cost of product sales for the third quarter of Fiscal 1996 was 50% of product sales compared to 49% of product sales for the same period of Fiscal 1995.



                                  DYNAGEN, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         Research and development expenses for the third quarter of Fiscal 1996 were $852,000 versus $340,000 for the same period of Fiscal 1995, an increase of $512,000. This increase is the result of $285,000 in compensation expense resulting from stock grants and additional product development costs of $227,000, primarily for NicErase(R)-SL, as the Company has begun pivotal Phase 3 clinical trials. The Company has limited diagnostic product development primarily to its NicCheck(R) product, a test to detect the presence of nicotine. Such activities consisted of production of clinical supplies and initiation of a multi-center clinical trial.

         Selling, general and administrative expenses for the third quarter of Fiscal 1996 were $880,000 versus $500,000 for the same period of Fiscal 1995, an increase of $380,000. Selling, general and administrative expenses increased in the following areas: staffing expenses - $331,000, outside consultants - $48,000 and business insurance - $16,000. These increases were offset by a net decrease of $15,000 in other operating expenses. The increase in staffing expenses is primarily due to the award of stock grants and stock options. Outside consultant expenses are related to the development of strategic business alliances for certain Company products. Insurance expense increased because the Company obtained more comprehensive coverage.

         Investment income increased by $40,000 from $69,000 to $109,000 for the third quarters of Fiscal 1995 and 1996, respectively, as the Company had greater funds available for investment during the Fiscal 1996 period compared to the same period of Fiscal 1995. In the third quarter of Fiscal 1996, the Company incurred interest expense of $24,000 and debt financing costs of $22,892 associated with the private placement of a $2,000,000 convertible note. Debt financing costs aggregating $274,705 are being amortized over a 24-month period.



                     Nine-Month Period Ended March 31, 1996
           As Compared With The Nine-Month Period Ended March 31, 1995

         Revenues in the first nine months of Fiscal 1996 were $461,000 versus $473,000 for the first nine months of Fiscal 1995. This decrease of $12,000 is a result of an increase in license fees of $60,000 offset by a $72,000 decrease in product sales. The increase in fee revenue is attributable to license fees received under a distribution arrangement for the Company's MycoAKT(R) products. The decrease in product sales resulted from lower product shipments in the first nine months of Fiscal 1996 compared to the same period of Fiscal 1995.

                                  DYNAGEN, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         Cost of product sales for the first half of Fiscal 1996 was 50% of product sales compared to 54% of product sales for the same period of Fiscal 1995. This decrease in the cost of sales percentage is primarily attributable to a reallocation of certain manufacturing staff to product marketing and support roles.

         Research and development expenses for the first nine months of Fiscal 1996 were $1,888,000 versus $1,299,000 for the same period of Fiscal 1995, an increase of $589,000. This increase is the result of $285,000 in compensation expense resulting from stock grants and additional therapeutic product development costs of $395,000, primarily for NicErase(R)-SL, as the Company has begun pivotal Phase 3 clinical trials. These increases were offset by a decrease of $91,000 in diagnostic product development costs. The Company has limited diagnostic product development primarily to its NicCheck(R) product, a test to detect the presence of nicotine. Such activities consisted of production of clinical supplies and initiation of a multi-center clinical trial.

         Selling,  general and administrative expenses for the first nine months of Fiscal 1996 were $2,069,000  versus  $1,522,000 for the same period of Fiscal
1995,  an increase of $547,000.  Selling,  general and  administrative  expenses increased  in the  following  areas:  staffing  expenses  -  $351,000,  investor relations expenses - $116,000,  outside consultants - $55,000 and legal expenses
- - - $54,000.  These  increases  were offset by a net  decrease of $29,000 in other operating expenses.  In the first nine months of Fiscal 1996, investor relations expenses  were  attributable  to a new program  designed to inform  investors on corporate  developments  and  strategy.  Legal  expenses  related  primarily  to assistance  with certain  licensing  arrangements,  regulatory  issues and stock grants and stock options.  The increase in staffing expenses is primarily due to the award of stock grants and stock  options.  Outside  consultant  expenses are related to the development of strategic  business  alliances for certain Company products.

         In the third quarter of Fiscal 1996, the Company incurred interest expense of $24,000 and debt financing costs of $22,892 associated with the private placement of a $2,000,000 convertible note. Debt financing costs aggregating $274,705 are being amortized over a 24-month period.



                                  DYNAGEN, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had working capital of $11,836,000 versus working capital of $4,103,000 at June 30, 1995. Cash and investment securities were $11,997,000 at March 31, 1996 as compared to $4,466,000 at June 30, 1995. The increases in working capital, cash and investment securities are primarily the result of $3,892,000 raised from the exercise of the Company's Class A and underwriters' warrants and $6,578,000 in net proceeds from private placements of common stock, a convertible note and convertible preferred stock. During the first nine months of Fiscal 1996, $2,963,000 was utilized in the Company's research and development efforts and for other operating activities.

         Management anticipates that the available working capital will be sufficient to fund the current level of operations through September 1997. The Company has realized limited revenues from the sale of its diagnostic products. Its future prospects and revenue potential from product sales cannot be determined with any certainty at this time. The Company's MycoDot(R) product is currently distributed by several independent distributors in limited territories. There can be no assurance that the present distributors' efforts will prove successful, or that other marketing arrangements can be entered into and, if so, prove successful. The Company continues to explore additional sources of capital in order to fund additional product development efforts, particularly its smoking cessation product, NicErase(R)-SL. There can be no assurance that the Company will be able to secure additional financing or that financing will be available on favorable terms. If the Company is unable to obtain such other additional financing, the Company's ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to reduce or eliminate certain expenditures, including its research and development activity with respect to certain proposed products.



                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION
          -------------------------------------------------------------

Item 1.           Legal Proceedings

                  The Company is involved in certain legal proceedings incidental to its normal business activities. While the
                  outcome  of  any  such   proceedings   cannot  be   accurately
                  predicted, the Company does not believe the ultimate resolution of any existing matters should have a material adverse effect on its financial position or results of operations.

Item 2.           Changes in Securities

                  On February 7, 1996, the Company issued a $2 million convertible note in a private placement to a single investor. This note is convertible into shares of the Company's common stock based on a pre-determined formula. The note may be converted at any time by the note holder and the Company may require conversion of the note any time after July 27, 1996. In the event of a liquidation or dissolution of the Company, the note holder would be paid prior to the holders of the Company's common stock.

                  On February 21, 1996 and March 4, 1996, the Company issued an aggregate of 1,178,264 shares of its newly- designated Series A preferred stock. The shares of Series A preferred stock are convertible into common stock at a pre-determined formula. The Series A preferred stock does not pay a dividend, however, if any dividend is declared on the Company's common stock, the holders of Series A preferred stock are entitled to receive any such dividends as if the Series A preferred stock had been converted into common stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock are entitled to receive before payment is made to the holders of common stock the original issue price per share of Series A preferred stock ($2.9375 per share) plus any declared but unpaid dividends accruing on such shares.

                  Information required by this Item may also be found in Footnote Number 4, "Private Placements," appearing in the "Notes to Unaudited Condensed Financial Statements" dated March 31, 1996 which are included in Part I, Item 1 of this Form 10-Q. Footnote Number 4 is incorporated by reference into Part II, Item 2.

                  The  Company  previously  filed a  report  on Form  8-K  dated
                  February 2, 1996 that includes information and documents related to the private placements.


                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION

                                   (Continued)

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      List of Exhibits:

                  The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit
  No.                              Description of Exhibit
- - -------           --------------------------------------------------------------
4a                Subscription   Agreement   between  the   Registrant  and  GFL
                  Performance  Fund  Limited,  dated  January 31, 1996 (filed as
                  Exhibit 4b to Registrant's  Registration Statement on Form S-3
                  (File No. 333-1748) and incorporated herein by reference).
4b                Note  Purchase   Agreement  between  the  Registrant  and  GFL
                  Performance  Fund  Limited,  dated  January 31, 1996 (filed as
                  Exhibit 4c to Registrant's  Registration Statement on Form S-3
                  (File No. 333-1748) and incorporated herein by reference).
4c                Convertible  Note issued by the Registrant to GFL  Performance
                  Fund Limited,  dated  February 7, 1996 (filed as Exhibit 4d to
                  Registrant's  Statement  on Form S-3 (File No.  333-1748)  and
                  incorporated herein by reference).
4d                Registration  Rights Agreement  between the Registrant and GFL
                  Performance  Fund  Limited,  dated  February 7, 1996 (filed as
                  Exhibit 4e to Registrant's  Registration Statement on Form S-3
                  (File No. 333-1748) and incorporated herein by reference).
4e                Offshore   Securities   Subscription   Agreement  between  the
                  Registrant and Julius Baer Securities Inc., dated February 16,
                  1996 (filed as Exhibit 4e to  Registrant's  Current  Report on
                  Form 8-K dated  February  2, 1996 and  incorporated  herein by reference).
4f                Offshore   Securities   Subscription   Agreement  between  the
                  Registrant and Julius Baer Securities Inc., dated February 29,
                  1996 (filed as Exhibit 4f to  Registrant's  Current  Report on
                  Form 8-K dated  February  2, 1996 and  incorporated  herein by reference).
4g                Registration  Rights  Agreement  between  the  Registrant  and
                  Julius Baer Securities Inc., dated February 16, 1996 (filed as
                  Exhibit 4g to  Registrant's  Current  Report on Form 8-K dated
                  February 2, 1996 and incorporated herein by reference).

                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION

                                   (Continued)

Exhibit
  No.                              Description of Exhibit
- - -------           --------------------------------------------------------------
4h                Registration  Rights  Agreement  between  the  Registrant  and
                  Julius Baer Securities Inc., dated February 29, 1996 (filed as
                  Exhibit 4h to  Registrant's  Current  Report on Form 8-K dated
                  February 2, 1996 and incorporated herein by reference).
4i                Investment Letter between the Registrant and Anker Bank, dated
                  January 26, 1996 (filed as Exhibit 4i to Registrant's  Current
                  Report on Form 8-K  dated  February  2, 1996 and  incorporated herein by reference).
4j                Investment Letter between the Registrant and Anker Bank, dated
                  February 26, 1996 (filed as Exhibit 4j to Registrant's Current
                  Report on Form 8-K  dated  February  2, 1996 and  incorporated herein by reference).
27                Financial Data Schedule (filed herewith).

                  (b)      Reports on Form 8-K:

                  During the quarter ended March 31, 1996, the Company filed on March 21, 1996 a Current Report on Form 8-K dated February 2, 1996 reporting the completion of three private placements raising gross proceeds of approximately $7,500,000 from the sale of a combination of common stock, a convertible note and convertible preferred stock.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DYNAGEN, INC.



                          By:         /s/ Indu A. Muni
                             ---------------------------------------------------
                              Indu A. Muni, Ph.D.
                              President, Chief Executive Officer, and
                              Treasurer (Principal Executive, Financial, and Accounting Officer)








Date:  May 7, 1996


                                  EXHIBIT INDEX

Exhibit
  No.                              Description of Exhibit
- - -------           --------------------------------------------------------------
4a                Subscription   Agreement   between  the   Registrant  and  GFL
                  Performance  Fund  Limited,  dated  January 31, 1996 (filed as
                  Exhibit 4b to Registrant's  Registration Statement on Form S-3
                  (File No. 333-1748) and incorporated herein by reference).
4b                Note  Purchase   Agreement  between  the  Registrant  and  GFL
                  Performance  Fund  Limited,  dated  January 31, 1996 (filed as
                  Exhibit 4c to Registrant's  Registration Statement on Form S-3
                  (File No. 333-1748) and incorporated herein by reference).
4c                Convertible  Note issued by the Registrant to GFL  Performance
                  Fund Limited,  dated  February 7, 1996 (filed as Exhibit 4d to
                  Registrant's  Statement  on Form S-3 (File No.  333-1748)  and
                  incorporated herein by reference).
4d                Registration  Rights Agreement  between the Registrant and GFL
                  Performance  Fund  Limited,  dated  February 7, 1996 (filed as
                  Exhibit 4e to Registrant's  Registration Statement on Form S-3
                  (File No. 333-1748) and incorporated herein by reference).
4e                Offshore   Securities   Subscription   Agreement  between  the
                  Registrant and Julius Baer Securities Inc., dated February 16,
                  1996 (filed as Exhibit 4e to  Registrant's  Current  Report on
                  Form 8-K dated  February  2, 1996 and  incorporated  herein by reference).
4f                Offshore   Securities   Subscription   Agreement  between  the
                  Registrant and Julius Baer Securities Inc., dated February 29,
                  1996 (filed as Exhibit 4f to  Registrant's  Current  Report on
                  Form 8-K dated  February  2, 1996 and  incorporated  herein by reference).
4g                Registration  Rights  Agreement  between  the  Registrant  and
                  Julius Baer Securities Inc., dated February 16, 1996 (filed as
                  Exhibit 4g to  Registrant's  Current  Report on Form 8-K dated
                  February 2, 1996 and incorporated herein by reference).
4h                Registration  Rights  Agreement  between  the  Registrant  and
                  Julius Baer Securities Inc., dated February 29, 1996 (filed as
                  Exhibit 4h to  Registrant's  Current  Report on Form 8-K dated
                  February 2, 1996 and incorporated herein by reference).
4i                Investment Letter between the Registrant and Anker Bank, dated
                  January 26, 1996 (filed as Exhibit 4i to Registrant's  Current
                  Report on Form 8-K  dated  February  2, 1996 and  incorporated herein by reference).
4j                Investment Letter between the Registrant and Anker Bank, dated
                  February 26, 1996 (filed as Exhibit 4j to Registrant's Current
                  Report on Form 8-K  dated  February  2, 1996 and  incorporated herein by reference).
27                Financial Data Schedule (filed herewith).


