Form 10-K
period 1996-06-30
DYNAGEN INC
filed 1996-09-30
CIK 857171

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________ .

                         COMMISSION FILE NUMBER 1-11352

                                   ----------

                                  DYNAGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------



                DELAWARE                                        04-3029787
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

99 ERIE STREET, CAMBRIDGE, MASSACHUSETTS                          02139
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                   ----------

                                 (617) 491-2527
                                   ----------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
                TITLE OF CLASS                         ON WHICH REGISTERED
                --------------                         -------------------
         COMMON STOCK, $.01 PAR VALUE                 BOSTON STOCK EXCHANGE
   REDEEMABLE COMMON STOCK PURCHASE WARRANTS          BOSTON STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS
                                 --------------
                          COMMON STOCK, $.01 PAR VALUE
                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS

                                   ----------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES[X]    NO  [ ]

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    As of September 23, 1996, 28,661,412 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 23, 1996, based upon the closing price of such stock on the Nasdaq Stock Market's SmallCap Market ("Nasdaq") on that date ($2.00) was $50,959,824.


================================================================================









                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    DynaGen, Inc. ("DynaGen" or the "Company") develops and markets proprietary and generic therapeutic and diagnostic products for the human health care market. In August 1996, the Company acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical products subsidiary of ALPHARMA USPD INC.

    Generic drugs are lower priced equivalents of brand-name drugs that have gone off-patent. According to industry sources, the U.S. generic pharmaceutical market approximates $8 billion in annual sales. In connection with the acquisition of Able, the Company acquired the rights to several U.S. Food and Drug Administration ("FDA") approved Abbreviated New Drug Application ("ANDA") products as well as other generic formulations. The Company intends to increase sales of its current generic product portfolio through expansion of its distribution network, by reintroducing certain products that were previously discontinued by Able's prior owner, and by developing a program to add new ANDA products. There can be no assurance that the Company will be successful in implementing this strategy or receiving the necessary regulatory approvals.

    Prior to the Able acquisition, DynaGen's business consisted of proprietary diagnostic products and proprietary therapeutic and diagnostic product candidates. The Company's lead therapeutic product candidate, NicErase(R)-SL, is intended as an aid in smoking cessation and to provide relief from nicotine withdrawal symptoms. Unlike currently available smoking cessation products, NicErase's active ingredient is lobeline, a non-nicotine therapeutic compound. Results of human clinical trials conducted by the Company suggest that NicErase is safe, reduces nicotine withdrawal symptoms and does not exhibit potential for addiction. The Company is currently conducting a multi-center pivotal Phase 3 clinical trial of NicErase-SL. Results from this first trial are anticipated to be available in the fourth quarter of 1996. There can be no assurance that the results of the Company's ongoing Phase 3 clinical trial of NicErase-SL will be favorable for the Company.

    DynaGen is also developing OrthoDyn(R), a bioresorbable bone cement system for bone and joint repair which is currently in the preclinical development stage. The Company is also conducting early stage research on bacterial extract for the treatment of infectious diseases.

    DynaGen has also developed proprietary diagnostic tests for certain infectious diseases including tuberculosis ("TB"). The Company is currently selling MycoDot(R), a product to detect antibodies against mycobacteria in blood or serum, through distributors primarily in Southeast Asia, Pacific Rim countries, China, India and Japan. DynaGen has received clearance under three Premarket Notification 510(k)s to the FDA to market its MycoAKT(R) diagnostic tests that identify three mycobacterial species in culture. The Company has granted exclusive U.S. manufacturing and distribution rights and semi-exclusive worldwide rights for MycoAKT to a third party. The Company has also filed a 510(k) application with the FDA seeking clearance to market its proprietary NicCheck(R) I product for detection of nicotine consumption.

THERAPEUTIC PRODUCTS

  OVERVIEW OF SMOKING CESSATION THERAPY

    Until recently, all of the FDA-approved smoking cessation products required a prescription from a physician. Nicorette(R), a nicotine-containing gum currently marketed by SmithKline Beecham Consumer Health Care, was the first prescription product approved by the FDA as an aid to smoking cessation. Nicotine-containing transdermal patches and nasal sprays have also been developed and initially approved by the FDA for prescription use and marketed as such by pharmaceutical companies. Beginning in 1996 the FDA granted approval for several nicotine patch and gum products, including some of the products mentioned above, to be sold over-the-counter ("OTC"), without prescription. The FDA approval of OTC products has caused a shift in the smoking cessation marketplace from prescription to OTC use.

    The rationale behind currently marketed nicotine based smoking cessation products is that by gradually decreasing the concentration and daily dosage of nicotine one can overcome nicotine dependency without experiencing withdrawal problems.


    Until December 1993, there were a variety of non-FDA approved over-the-counter smoking cessation products. Several of these products contained lobeline as their active ingredient because it was believed that lobeline could temporarily replace nicotine and help to overcome nicotine dependency and withdrawal problems. The majority of the lobeline products were taken orally assuming that a sufficient quantity of lobeline would be absorbed from the gastrointestinal ("GI") tract into the blood stream. These formulations have not been proven to be effective and they have not received FDA approval.

    DynaGen's research is consistent with the hypothesis that lobeline relieves nicotine withdrawal symptoms by binding to nicotine receptors in the brain without activating the addiction mechanisms. Based on the belief that a lobeline formulation which does not depend on absorption from the GI tract might be an effective tobacco substitute, DynaGen has developed alternative delivery formulations, the most promising of which is the sublingual tablet, NicErase-SL.

    NICERASE-SL. NicErase-SL is a sublingual tablet that is held under the tongue where it dissolves in one to three minutes. As the tablet dissolves, the lobeline enters the bloodstream directly through blood vessels under the tongue and in the mouth. NicErase-SL is designed for use by individuals who want to stop smoking. It is expected that NicErase-SL will be used in a six-week program that includes smoking cessation counseling similar to other FDA approved prescription smoking cessation products.

    In November, 1994, DynaGen initiated a multi-center pilot Phase 3 smoking cessation clinical trial with NicErase-SL. The primary purpose of this trial was to project the number of subjects required to demonstrate statistically significant differences between NicErase-SL and placebo treated subjects in the planned pivotal Phase 3 trials. A total of 180 subjects were enrolled, 60 at each of three locations: the Tobacco Research Center at West Virginia University, the University of Nebraska Medical Center and the Arizona Clinical Research Center. During the study, NicErase-SL sublingual tablets were self-administered daily for six weeks. One half of the subjects received NicErase-SL and the other half received placebo tablets. All subjects received brief individualized smoking cessation counseling on a weekly basis.

    The pilot Phase 3 trial showed encouraging results, particularly for those smokers who were considered to be more highly nicotine dependent. The quit rates for highly dependent smokers treated with NicErase-SL for six weeks were approximately double the quit rates of those who received the placebo. Other indicators of effectiveness also improved. For example, the craving for tobacco and the number of cigarettes smoked by those who did not abstain completely were reduced by NicErase-SL compared to the placebo treatment. These results warranted the conduct of more extensive testing in order to determine whether NicErase-SL would be an effective smoking cessation product.

    The Company thus began a multi-center pivotal Phase 3 clinical trial with NicErase-SL in March 1996. This trial consists of a total of approximately 750 subjects at two sites in the United States and one in Europe. Results from this first trial are anticipated to be available in the fourth quarter of 1996. At a minimum, a second similar trial would also be necessary before the Company could file, with the FDA, a New Drug Application to market NicErase as a prescription product. The FDA currently requires that smoking cessation products be initially marketed for prescription use with a possible switch to OTC only after a positive history of prescription use has been established and demonstrated to the FDA's satisfaction.

    The Company is currently evaluating its developmental and commercialization strategy for NicErase-SL in light of the shift in the smoking cessation market from prescription to OTC products. To date, the Company has not entered into any collaborative arrangements with any third party with respect to the development and commercialization of NicErase-SL. The Company's future development and commercialization activities will depend on a number of factors including the results of the Company's current pivotal Phase 3 clinical trial, the changing demands of the smoking cessation market and the Company's ability to secure a suitable marketing and development partner. There can be no assurance that the results of the current pivotal Phase 3 clinical trial will be sufficient to support further clinical development of NicErase-SL or a second pivotal phase 3 clinical trial. Even if such results are promising, there can be no assurance that such results will be repeated in the future clinical trials, or that the Company will receive the necessary regulatory approvals to commercialize NicErase-SL. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."


  OTHER THERAPEUTIC PRODUCTS

    The Company is developing OrthoDyn, a family of bioresorbable, biocompatible polymers derived from compounds naturally occurring in the body. Formulation of these polymers with appropriate fillers and additives yields a moldable mixture that sets within 10 to 30 minutes into a solid mass with strength characteristics similar to those of natural bone. Based upon this technology, the Company is developing an orthopedic bone cement which is intended to be used in filling cavities in bone and for securing various orthopedic fixation devices in place, such as artificial joint components and fracture repair rods, plates, pins, screws and nails. Preclinical studies have demonstrated acceptable specifications with regard to degradation time, maintenance of strength over time, and torsion and compression strength of OrthoDyn polymers. Based upon these qualities, management believes that OrthoDyn bone cement may have applications in the human orthopedic market. DynaGen intends to seek a partner to aid in further development of OrthoDyn. There can be no assurance that the Company will be able to find a suitable development partner for OrthoDyn or that continued preclinical development of OrthoDyn will be acceptable to justify continued development.

    The Company is conducting early stage research on bacterial extract for the treatment of infectious diseases. It is currently engaged in the characterization and partial purification of the extract prior to filing an investigational new drug application. Management is also evaluating potential clinical applications for this technology. These types of therapeutics have been studied in the past and have had mixed results. There can be no assurance that the Company can successfully develop, test and market products based on this technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

  GENERIC PRODUCTS

    Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They are required to meet the same governmental standards as the brand-name drugs and must receive FDA approval prior to manufacture and sale. Generic drugs may be manufactured and marketed only if relevant patents (and any additional government-mandated market exclusivity periods) have expired. These drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents. According to industry sources, the U.S. generic pharmaceutical market approximates $8 billion in annual sales and has been growing due to a number of factors, including the large number of major drugs coming off-patent, the growing importance and impact of managed care organizations and the increasing physician, pharmacist, and consumer acceptance of generic drugs.

    In connection with the acquisition of Able in August 1996, DynaGen acquired the rights to several approved ANDA products as well as other generic formulations. The Company intends to increase sales of its current generic product portfolio through expansion of its distribution network, by reintroducing certain products that were previously discontinued by Able's prior owner, and by developing a program to add new ANDA products.

    The following is a list of the generic products that the Company acquired in the Able acquisition:

             GENERIC PRODUCT                         THERAPEUTIC CATEGORY        BRAND NAME(1)
             ---------------                         --------------------        --------------
ANDA PRODUCTS:
Clorazepate tablets (three dosages)                      Anxiolytic                Tranxene
Clorazepate capsules (three dosages)                     Anxiolytic                Tranxene
Loperamide tablets                                       Antidiarrheal             Imodium
Acetaminophen suppositories (three dosages)              Analgesic                 Tylenol suppositories
Hydrocortisone acetate cream (1%)                        Anti-inflammatory         Anusol-HC cream

OTHER GENERIC FORMULATIONS:
Bisacodyl tablets                                        Laxative                  Dulcolax
Choline magnesium trisalicylate tablets (three dosages)  Anti-inflammatory         Trilisate
Methenamine Mandelate tablets (two dosages)              Urinary Antibacterial     Mandelamine
Phenazopyridine HCL tablets (two dosages)                Urinary Tract Analgesic   Pyridium
Salsalate tablets (two dosages)                          Anti-inflammatory         Disalcid

- ----------
(1) All brand names are registered trademarks of their respective manufacturers.


DIAGNOSTIC PRODUCTS

    The health care industry is shifting to a managed care approach which integrates prevention, diagnostic, therapeutic and compliance technologies into a panel of products for specific disease management. In light of this structural shift, the Company is developing diagnostic products which may help in the prevention and diagnosis of disease and in the determination of compliance with smoking cessation programs.

  SMOKING CESSATION AND RELATED DIAGNOSTIC PRODUCTS

    NICCHECK. NicCheck is a simple colorometric test for the detection of nicotine and its metabolites in urine. The test distinguishes between smokers and nonsmokers with 97% accuracy and is also able to distinguish between high and low consumers of nicotine. NicCheck can be used both as a companion product for NicErase-SL or independently for clinical evaluation. Smokers who are trying to quit may become more motivated by visual verification of their smoking behavior observed in the changing color intensity of NicCheck I. NicCheck may also prove to be a cost-effective means for insurance companies to employ risk assessment/risk management strategies. The Company has conducted human clinical trials on this product and has filed a 510(k) application with the FDA seeking clearance to market its NicCheck I test.

    EMPHYDYN(TM). The Company is developing EmphyDyn, a diagnostic test for emphysema that uses immunoassay technology to detect a breakdown of the elastin lung protein which signals impending lung function impairment. The Company's proposed EmphyDyn test, which is in the preclinical stage of development, is intended to be used by physicians to quantitatively assess emphysematous changes in the lungs at an early stage, thus enabling preventative measures.

  TUBERCULOSIS DIAGNOSTIC PRODUCTS

    Tuberculosis ("TB") is a chronic, infectious disease which afflicts both humans and animals. Although the disease is generally considered curable, particularly when diagnosed in its early stages, large numbers of TB cases occur in the world population. Diagnostic methods used for the detection of active TB include microscopic examinations and culturing of biological fluid samples such as sputum or bronchoalveolar lavage. Microscopic examination has poor sensitivity and it can be three to eight weeks before growth occurs in culture. Faster growth of the mycobacterium by culture methods that take seven to fourteen days can be achieved, but these procedures are laborious, costly and also require sophisticated instrumentation to read results. The Company's TB diagnostic test kits are designed to facilitate a more accurate diagnosis of TB and complement other TB diagnostics currently in use.

    MYCODOT. The Company's MycoDot test uses antigen-coated plastic combs to detect antibodies against mycobacteria in blood or serum. The 20-minute test is easy to use and yields a color change if the specific antibodies are present in the sample, indicating that the individual may have a case of active tuberculosis. Through its arrangements with distributors, the Company has established distribution channels throughout Southeast Asia and the Pacific Rim countries. The Company has also recently entered into license or distribution agreements which include China, India and Japan. These areas were targeted by the Company because of their high incidence of TB. The Company realized MycoDot product sales of approximately $201,000 during each of its first two years of commercialization. The Company is seeking to expand MycoDot distribution to several other countries around the world.

    MYCOAKT. The Company has developed tests for the identification of M. avium complex, M. tuberculosis complex and M. kansasii isolates in culture. MycoAKT is used for the identification of these mycobacterial species grown in culture from a biological sample. Determining the type of mycobacteria is important due to the increasing frequency of non-tuberculosis mycobacterial diseases associated with AIDS. The Company received FDA clearance under a 510(k) application to market each of these tests and has licensed exclusive U.S. manufacturing and distribution rights to a distributor. Semi-exclusive rights have also been licensed for the rest of the world.


SALES AND MARKETING

    The Company markets its diagnostic products under its own name primarily through distributors. Its generic therapeutic products are sold under its own "Able Laboratories" name and through private label arrangements. The Company's generic products are sold to drug wholesalers, manufacturer's representatives, distributors and by direct sales efforts to retail chains and other pharmaceutical companies.

    The Company has relatively little experience in sales, marketing and distribution. There can be no assurance that the Company can successfully implement its sales and marketing strategy or that it can successfully market or sell any of its products or proposed products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

MAJOR CUSTOMERS AND SALES BY GEOGRAPHIC AREA

For the fiscal year ended June 30, 1996, approximately 79% of total revenues were derived from three major customers: Bristol-Myers Products ("BMP") (45%), Hainan OSROC Bio-Tech Co. Ltd. ("OSROC") (23%) and Remel LP ("Remel") (11%). For the fiscal year ended June 30, 1995, approximately 77% of total revenues were derived from two major customers: BMP (50%) and Genelabs Diagnostics Pte LTD ("Genelabs") (27%). There is no assurance that the revenues from OSROC, Remel and Genelabs will recur. The revenue from BMP represents the recognition over two years of a one-time payment of $500,000 for an option regarding the Company's smoking cessation technology. BMP informed the Company in July 1995 that it decided not to exercise its option to license the technology. The loss of any key customer and the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business, financial condition and results of operations.

    Information with respect to product sales by geographic area is presented in
Note 9 of "Notes to Financial Statements."

MANUFACTURING AND SUPPLIERS

    DynaGen's generic therapeutic products are manufactured at its Able Laboratories facility in South Plainfield, New Jersey. Management believes that sufficient quantities of the principal raw materials and components of its generic products are available at competitive prices from a limited number of suppliers in the United States and abroad. If new materials from a specified supplier were to become unavailable, the Company would be required to file a supplement to its ANDA and revalidate the manufacturing process using the new supplier's materials. If unexpected delays in obtaining new materials do occur, it could result in the loss of revenues and have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's strategy is to license its diagnostic products for manufacture and distribution by third parties. The Company has entered into license agreements for the manufacture and distribution of its MycoAKT and MycoDot products. MycoDot is produced by a single licensed manufacturer in India. The Company's dependence upon third parties for the manufacture and distribution of its diagnostic products could have a material adverse effect on its ability to deliver its products on a timely basis.

    Clinical supplies of the Company's proprietary NicErase-SL product candidate are manufactured by a third-party contract manufacturer.

    The Company's Cambridge, Massachusetts and South Plainfield, New Jersey facilities are registered with the FDA and subject to current Good Manufacturing Practices ("GMP") as prescribed by the FDA.


COMPETITION

    The Company competes with other generic manufacturers, specialized biotechnology companies and major pharmaceutical companies. Many of these competitors possess substantially greater financial and other resources, such as expertise in clinical trials, FDA submissions and marketing, that are needed to commercialize a pharmaceutical product.

    In the generic market, the Company competes with off-patent drug manufacturers, brand-name pharmaceutical companies that manufacture off-patent drugs, the original manufacturers of brand-name drugs and manufacturers of new drugs that may be used for the same indications as the Company's products. The principal competitive factors in the generic pharmaceutical market are the ability to be among the first to introduce products after a patent expires, price, quality, methods of distribution, reputation, breadth of product line and customer service, including the maintenance of inventories for timely delivery. Approvals for new products may have an effect on a company's entire product line since orders for new products are frequently accompanied by, or bring about, orders for other products. Management believes that price is a significant competitive factor, particularly as the number of off-patent entrants offering a particular product increases. As competition from other manufacturers intensifies, selling prices typically decline.

    In the field of nicotine addiction, the NicErase-SL product candidate will compete with both prescription and OTC products. In particular, Management believes that the principal drug competition for its proposed NicErase product is a nicotine chewing gum and the nicotine patch which several pharmaceutical companies, such as SmithKline Beecham, Hoechst Marion Roussel, McNeil Consumer Products Co. and Basel Pharmaceuticals (Ciba-Geigy) have developed and are marketing in the United States and elsewhere. Competition has been increasing due to the recent FDA approval of several nicotine patch and gum products to be sold OTC, without prescription (see "Overview of Smoking Cessation Therapy"). These FDA approvals have caused a shift in the smoking cessation marketplace from prescription to OTC use. Other programs that emphasize behavioral modification approaches, such as hypnosis, will create additional competition in the smoking cessation market. There can be no assurance that the Company's
NicErase-SL product candidate will receive the necessary regulatory approvals and even if such approvals are obtained that such product will be commercially successful.

    OrthoDyn, the Company's orthopedic product candidate, will compete with products from a number of much larger companies, including Johnson & Johnson Co., U.S. Surgical Corp. and Bristol-Myers Squibb Co. There can be no assurance that the Company's OrthoDyn product candidate will receive the necessary regulatory approvals and even if such approvals are obtained that such product will be commercially successful.

    Management believes that the Company's current and proposed diagnostic products will compete on the basis of price, performance and technological features such as speed of detection, absence of radioactive substance, accuracy and reliability. Management believes that Gen-Probe, Inc. and Becton-Dickinson, among others, are its immediate competitors and that other companies may introduce competing products. There can be no assurance that the Company will be able to successfully market any of its diagnostic products.

GOVERNMENT REGULATION

The Company's proposed therapeutic and diagnostic products will be subject to significant government regulation in the United States and other countries. In order to conduct clinical tests, produce and market products for human diagnostic and therapeutic use, the Company must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the FDA as safe and effective for their intended use prior to being marketed for human applications. The FDA regulates the conduct of clinical studies as well as the introduction, manufacturing, labeling, recordkeeping and advertising of drugs and medical devices in the United States. The FDA has the power to seize adulterated or misbranded products, require removal of products from the market, enjoin further manufacture or sale, impose civil penalties and criminal sanctions and publicize relevant facts.


    There are two principal methods by which FDA authorization may be obtained to market medical device products, such as the Company's diagnostic test kits. One method is to seek FDA clearance through a premarket notification filing under Section 510(k) of the Federal Food, Drug, and Cosmetic Act. Applicants under the 510(k) procedure must prove that the device for which marketing clearance is sought is substantially equivalent to a device on the market prior to the Medical Device Amendments of 1976 or a device marketed thereafter pursuant to the 510(k) procedure. The review period for a 510(k) submission is generally shorter than that of a premarket approval ("PMA") procedure, however, it cannot be estimated with any degree of certainty.

    If the 510(k) procedure is not applicable, a PMA must be obtained from the FDA. Under the PMA procedure, the applicant must conduct substantial clinical testing that is required to determine the safety, effectiveness and potential hazards of the product. Clinical testing requires prior review of the study protocol by an institutional review board ("IRB") and patients informed consent, and may require submission of an investigational device exemption application to the FDA (for significant risk devices). Prior to human testing, animal testing may be required to determine the safety of the product. The review period under a PMA application is generally longer than review of a 510(k) and it may include review of the application by an outside advisory committee of experts in the field. In addition, the preparation of a PMA application is significantly more complex, expensive and time consuming than the 510(k) procedure and no assurance can be given that the FDA will grant approval for the sale of the Company's products for routine clinical applications or that the length of time the approval process will require will not be extensive.

    FDA approval of a new pharmaceutical or biological product for human use is a multistep process. Generally, preclinical animal testing first must be conducted to establish the safety and potential efficacy of the experimental product for treatment of a given disease or condition. Once the product has been found to be reasonably safe in animals, suggesting that human testing would be appropriate, an investigational new drug ("IND") application is submitted to the FDA. FDA acceptance of the IND allows a company to initiate clinical testing on human subjects. The initial phase of clinical testing (Phase 1) is conducted to evaluate the safety and, if possible, to gain early evidence of effectiveness of the experimental product in humans. If acceptable product safety is demonstrated, then Phase 2 trials are initiated. The Phase 2 trials involve studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific application, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse side effects. Phase 2 studies are also utilized to evaluate combinations of products for therapeutic activity. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 trials may be initiated.

    Phase 3 trials are expanded controlled trials that are intended to gather additional information about safety and effectiveness in order to evaluate the overall risk-benefit relationship of the experimental product and to provide an adequate basis for product labeling. These trials also may compare the safety and activity of the experimental product with currently available products. It is not possible to estimate the time in which Phase 1, 2 and 3 studies will be completed with respect to a given product, although the time period can be as long as several years.

    Upon completion of clinical testing, which demonstrates that the product is safe and effective for a specific indication, a New Drug Application ("NDA") or a Product License Application ("PLA") for a biological product may be submitted to the FDA. This application includes details of the manufacturing procedures, testing processes, preclinical studies and clinical trials. FDA first determines whether to accept the application for filing. If it does, FDA's review commences; if it does not, the Company may need to obtain additional data before resubmitting the application. FDA approval of the application is required before the applicant may market the new product. In addition, the FDA may impose conditions on the approval, such as post-marketing testing and surveillance programs to monitor a product's safety and effectiveness.

    An NDA must be submitted to the FDA for new drugs that have not been previously approved by the FDA and for new combinations of, and new indications and new delivery methods for, previously approved drugs. In the case of a new formulation of a drug that has been previously approved by the



FDA which is identical in active ingredient(s), dosage form, strength, route of administration, and conditions of use, an abbreviated approval process known as an ANDA (Abbreviated New Drug Application) is available. In general, for an ANDA to be approved, the drug must be shown to be bioequivalent to the previously approved drug and the manufacturing processes will be reviewed by FDA. The NDA and ANDA approval process generally takes a number of years and involves the expenditure of substantial resources.

    The requirements applicable to the ANDA procedure for obtaining FDA approval for generic forms of brand-name drugs which are off-patent or whose market exclusivity has expired were enacted by the Waxman-Hatch Act of 1984. This act also provides market exclusivity provisions for brand-name drugs which could preclude the submission or delay the approval of a competing ANDA. One such provision allows a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for new drug applications (including different dosage forms) containing data from new clinical investigations essential to the approval of the application. Both patented and non-patented drug products are subject to these market exclusivity provisions. Another provision of law may extend patents for up to five years as compensation for reduction of the effective life of the patent as a result of time spent for clinical studies and by FDA reviewing a drug application.

    The Orphan Drug Act also has market exclusivity provisions of seven years for the first approved drug for a rare disease or condition. A grant of exclusivity under this act can preclude the approval of both NDAs and ANDAs for the orphan indication.

    Penalties for wrongdoing in connection with the development or submission of an ANDA were established by the Generic Drug Enforcement Act of 1992, authorizing FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA. They may also temporarily deny approval and suspend applications to market generic drugs. FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and also has authority to withdraw approval of an ANDA under certain circumstances and to seek civil penalties.

    The FDA can also significantly delay the approval of a pending NDA, ANDA, 510(k) or PMA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." Manufacturers of drugs and devices must also comply with the FDA's GMP standards or risk sanctions such as the suspension of manufacturing or the seizure of drug products and the FDA's refusal to approve additional applications.

    Reimbursement legislation such as Medicaid, Medicare, Veterans Administration and other programs govern reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate 11% of average net sales price for products marketed under ANDAs. NDA manufacturers are required to rebate the greater of 15.2% of average net sales price or, the difference between average net sales price and the lowest net sales price during a specified period. The Company believes that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.

    In addition, if the Company elects to manufacture its drugs, devices or biological products itself, it will be necessary to meet mandated FDA manufacturing requirements by applying for appropriate FDA establishment registration such as an Establishment License Application for biological products, Drug Establishment Registration for its drug products and a Device Establishment Registration for devices.

    There can be no assurance that the appropriate approvals from the FDA will be granted as to any of the Company's proposed products or processes, that the process to obtain such approvals will not be excessively expensive or lengthy, or that the Company will have sufficient funds to pursue such approvals. The failure to receive the requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent the Company from commercializing its products as anticipated and would have a materially adverse effect on the business, financial condition and results of operations of the Company.


PRODUCT LIABILITY AND INSURANCE COVERAGE

    The Company presently maintains product liability insurance in the amount of $2,000,000 covering products manufactured at its Able Laboratories subsidiary. The Company does not presently maintain product liability insurance on any of its other products or proposed products. Although, the Company intends to obtain product liability insurance prior to the commercialization of certain products which are not presently insured, there can be no assurance that the Company will obtain such insurance at favorable rates or, even if obtained, that any insurance will be adequate to cover potential liabilities.

    In the event of a successful suit against the Company, insufficiency of insurance coverage could have a materially adverse impact on the Company's operations and financial condition. Furthermore, the costs of defending or settling a product liability claim and any attendant negative publicity may have a materially adverse impact on the Company, even if the Company ultimately prevails. Furthermore, certain food and drug retailers require minimum product liability insurance coverage as a precondition to purchasing or accepting products for commercial distribution. Failure to satisfy these insurance requirements could impede the Company's ability to achieve broad commercial distribution of its proposed products, which could have a materially adverse effect upon the business and financial condition of the Company.

RESEARCH AND DEVELOPMENT

    For the fiscal years ended June 30, 1996, 1995 and 1994, the Company expended $3,118,145, $1,718,006 and $2,183,849, respectively, on research and development activities.

PATENTS AND PROPRIETARY TECHNOLOGY

    As part of its initial organization, the Company acquired several patents related to the polymer technologies. In addition, the Company prepared and filed several U.S. patent applications for processes and products relating to its controlled release delivery systems, smoking cessation technology, nicotine detection product, immunological tests for the diagnosis of mycobacterial disease, and other related technologies. No assurance can be given that existing patent applications will be granted or that any patents, if issued, will provide the Company with adequate protection relating to the covered products, technology or processes.

    To date, the Company has received three U.S. patents related to its NicErase smoking cessation technology covering: (i) the transdermal delivery system for the administration of lobeline as an aid to smoking cessation, (ii) the controlled release delivery system, and (iii) sublingual tablet formulations. Competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to the Company will not be infringed or circumvented by others or that others will not obtain patents that the Company would need to license or circumvent. There can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. In addition, there can be no assurance that the Company's patents, if issued, would be held valid by a court.

    The manufacture and sale of certain products developed by the Company will involve the use of processes, products or information, the rights to certain of which are owned by others. Although the Company has obtained licenses with regard to the use of certain of such processes, products and information, there can be no assurance that such licenses will not be terminated or expire during critical periods, that the Company will be able to obtain licenses for other rights which may be important to it, or, if obtained, that such licenses will be obtained on commercially reasonable terms. If the Company is unable to obtain such licenses, the Company may have to develop alternatives to avoid infringing patents of others, potentially causing increased costs and delays in product development and introduction, or precluding the Company from developing, manufacturing or selling its proposed products. Additionally, there can be no
assurance   that  the  patents   underlying  any  licenses  will  be  valid


and enforceable. To the extent any products developed by the Company are based on licensed technology, royalty payments on the licenses will reduce the Company's gross profit from such product sales and may render the sales of such products uneconomical.

    MycoDot(R), NicErase(R), MycoAKT(R), MycoDyn Uritec(R), NicCheck(R) and OrthoDyn(R) are registered trademarks of DynaGen, Inc. EmphyDyn(tm) is a trademark of DynaGen, Inc.

EMPLOYEES

    As of September 27, 1996, the Company and its subsidiary had 63 full-time employees, of whom 15 were employed in general and administrative activities and 48 were employed in research and development and manufacturing of diagnostic and therapeutic products. Eight of the Company's employees hold doctoral degrees including one who holds a Doctorate in Medicine (M.D.). None of the Company's employees are represented by a union. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

    The Company maintains its principal executive offices and laboratory facilities at 99 Erie Street in Cambridge, Massachusetts. The premises, which consist of approximately 27,000 square feet of space, are leased from an unaffiliated party, for a term expiring on September 30, 1997.

    The Able Laboratories subsidiary is located at a 46,000 square foot leased tablet and suppository manufacturing facility in South Plainfield, New Jersey. The premises are leased from an unaffiliated party for a term expiring on March 31, 2000.

    The Company believes that its present facilities are adequate to meet its current needs. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the Boston, Massachusetts and South Plainfield, New Jersey metropolitan areas.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in certain legal proceedings incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any existing matters should have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1996.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock and Redeemable Common Stock Purchase Warrants ("Public Warrants") are traded principally on the Nasdaq SmallCap Market ("Nasdaq") under the symbols "DYGN" and "DYGNW," respectively, and on the Boston Stock Exchange under the symbols "DYG" and "DYGW," respectively. The Company's Class A Redeemable Common Stock Purchase Warrants ("Class A Public Warrants") traded principally on Nasdaq under the symbol "DYGNZ" and on the Boston Stock Exchange under the symbol "DYGZ" until they were redeemed on December 14, 1995. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices as reported on Nasdaq for the Company's Common Stock, Public Warrants and Class A Public Warrants.


                                                                                 CLASS A
                                          COMMON STOCK   PUBLIC WARRANTS    PUBLIC WARRANTS(1)
                                          ------------   ---------------    ------------------
                                          HIGH    LOW     HIGH      LOW      HIGH       LOW
                                          ----    ---     ----      ---      ----       ---
FISCAL 1995
- -----------
July 1 to September 30, 1994             $1.44   $ .53    $ .44    $ .13     $ .56     $ .13
October 1 to December 31, 1994            2.75    1.19      .75      .34      1.69       .47
January 1 to March 31, 1995               3.13    1.63     1.38      .38      2.25       .88
April 1 to June 30, 1995                  4.63    2.13     2.63      .75      3.81      1.25

FISCAL 1996
- -----------
July 1 to September 30, 1995              6.55    1.63     5.00      .50      5.19      1.00
October 1 to December 31, 1995            3.88    1.88     2.81     1.00      2.81       .56
January 1 to March 31, 1996               3.66    2.19     2.44     1.13      --        --
April 1 to June 30, 1996                  3.19    2.13     2.50     1.13      --        --

- ----------
(1) Redeemed on December 14, 1995.



    On September 23, 1996, the last reported sale prices of the Company's Common Stock and Public Warrants as reported on Nasdaq were $2.00 and $1.00, respectively.

    As of September 23, 1996, there were approximately 753 holders of record of the Company's Common Stock. As of such date, the Company estimates that there are approximately 12,000 beneficial holders of the Company's Common Stock.

    The Company has not declared or paid any cash dividends since its inception and does not anticipate paying any cash dividends to its stockholders in the foreseeable future. The Company currently intends to retain earnings, if any, to fund the development and future growth of its business.


ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below has been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein.


                                                               YEARS ENDED JUNE 30,
                                                               --------------------
                                          1996          1995          1994          1993           1992
                                          ----          ----          ----          ----           ----
STATEMENT OF OPERATIONS DATA:
Revenues                               $   555,745   $   497,553   $   437,005   $   883,910   $    192,332
Costs and Expenses                       5,899,650     3,836,295     4,264,141     4,388,575      2,837,862
Loss From Continuing Operations         (5,097,419)   (3,042,383)   (3,645,804)   (3,405,387)    (2,660,040)
Loss From Discontinued Opera-
  tions                                          -             -       (14,945)      (48,095)       (40,984)
Net Loss                                (5,097,419)   (3,042,383)   (3,660,749)   (3,453,482)    (2,701,024)
Loss Per Share:
  From Continuing Operations                  (.21)         (.14)         (.22)         (.26)          (.23)
From Discontinued Operations                     -             -             -             -           (.01)
  Net Loss                                    (.21)         (.14)         (.22)         (.26)          (.24)
Weighted Average Number of Shares
  Outstanding                           24,433,949    21,179,703    16,517,117    13,070,565     11,471,849


                                                                 AT JUNE 30,
                                                                 -----------
                                          1996          1995         1994         1993         1992
                                          ----          ----         ----         ----         ----
BALANCE SHEET DATA:
Total Assets                           $11,576,666   $5,114,021   $7,834,706   $5,602,289   $  1,942,367
Convertible Note Payable                 2,000,000       --           --           --           --
Total Liabilities                        2,733,032      587,207      420,964      441,171        604,238
Working Capital                         10,203,693    4,102,747    6,967,894    4,584,747        739,465
Stockholders' Equity                     8,843,634    4,526,814    7,413,742    5,161,118      1,338,129



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is primarily engaged in the development and marketing of therapeutic and diagnostic products for the human health care market and recently entered the generic drug business in August 1996, through its acquisition of Able.

    The Company began to realize revenues from the sale of recently developed products, primarily MycoDot, during fiscal 1995. Management anticipates that revenues from product sales will not be sufficient to fund its current operations or produce an operating profit until such time as the Company is able to establish acceptance of its products in their respective markets and expand its distribution channels. The Company has received technology license fees and royalties related to certain of its therapeutic and diagnostic products. However, based on the terms of the agreements presently in place, these fees and royalties are not expected to recur.

    The Company has financed its operations primarily through the proceeds from its public and private stock offerings, a convertible note and limited revenues from product sales and technology license fees and royalties. The Company has incurred losses since inception and expects to incur additional losses until such time as it is able to successfully develop, manufacture, and sell or license its existing and proposed products and technologies.

RESULTS OF OPERATIONS

    YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

    Revenues

    Revenues for the year ended June 30, 1996 ("Fiscal 1996") were $556,000 versus $498,000 for the year ended June 30, 1995 ("Fiscal 1995"). This increase of $58,000 is a result of an increase in license fees of $85,000 offset by a $27,000 decrease in product sales. The increase in license fee revenue is attributable to one-time license fees received under distribution arrangements for the Company's MycoAKT and MycoDot products. MycoDot and MycoDyn Uritec product sales remained consistent between Fiscal 1996 and Fiscal 1995. The decrease in total product sales resulted from lower shipments of other products in Fiscal 1996. The Company's product sales are summarized by geographic area and by product in Note 9 to the financial statements.

    Cost of Sales

    Cost of product sales was 44% of net product sales in Fiscal 1996 compared to 54% in Fiscal 1995. This decrease in the cost of sales percentage is primarily attributable to a reallocation of certain manufacturing staff to product marketing and support roles.

    Research and Development Expenses

    Research and development expenses were $3,118,000 for Fiscal 1996 versus $1,718,000 for Fiscal 1995, an increase of $1,400,000. This increase is primarily due to approximately $1,200,000 in additional therapeutic product development costs and $285,000 in compensation expense resulting from stock grants. The increase in therapeutic development is mainly attributable to the initiation of the first of two planned pivotal Phase 3 clinical trials for the Company's NicErase-SL smoking cessation product.

    The increase in research and development expenses was partially offset by a decrease in diagnostic product development costs of $74,000. The Company has limited diagnostic product development primarily to NicCheck, a test to detect the presence of nicotine.

    Selling, General and Administrative Expenses

    Selling, general and administrative expenses for Fiscal 1996 were $2,685,000 versus $1,984,000 for Fiscal 1995, an increase of $701,000. Selling, general and administrative expenses increased in the following areas: staffing - $355,000, investor relations - $165,000, consulting - $111,000 and legal - $62,000. The increase in investor relations expenses is attributable to a new program designed to inform investors on corporate developments and strategy. Legal expenses increased primarily for assistance with certain licensing arrangements, regulatory issues, stock grants and options. The increase in staffing expenses is primarily due to the award of stock grants and options. Consulting expenses relate to assistance provided towards developing a strategy for business alliances for certain Company products.

    Other Income (Expense)

    The increase in investment income is primarily due to greater funds available for investment during Fiscal 1996. The increases in interest expense and debt financing cost amortization are attributable to the $2,000,000 convertible note payable issued in 1996.

 Income Taxes

    There were no provisions for income taxes for Fiscal 1996 and Fiscal 1995 due to operating losses incurred by the Company and valuation reserves applied against deferred tax assets. As of June 30, 1996, for Federal and state income tax reporting purposes, the Company had net operating loss carryforwards of approximately $18,950,000 and $17,370,000 respectively. In addition, the Company had Federal and state research tax credit carryforwards of approximately $583,000 and $113,000, respectively, available to reduce future tax liabilities.

    YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

    Revenues

    Revenues for Fiscal 1995 were $498,000 versus $437,000 for the year ended June 30, 1994 ("Fiscal 1994"). This increase of $61,000, or 14%, is a result of an increase in diagnostic product sales of $248,000 offset by a decrease in contract service revenue of $138,000 and a decrease in license fees and royalties of $49,000. Product sales were realized primarily from sales of MycoDot, a tuberculosis antibody detection product, to a distributor in Asia. The Company also recognized fee revenue of $250,000 from Bristol-Myers Products ("BMP"). The Company granted BMP the right to evaluate its smoking cessation technology for which the Company received a $500,000 payment, of which $250,000 was deferred as revenue until Fiscal 1996. In July 1995, BMP informed the Company that it decided not to exercise its option to license the technology as BMP's strategic interest was in developing an over-the-counter smoking cessation product. The Company's NicErase-SL smoking cessation product is being developed for prescription use. In Fiscal 1994, royalties were attributable to a one-time payment under an agreement to license certain tuberculosis diagnostic technology. Contract service revenues for Fiscal 1994 related to the Company's development of a vaccine delivery system under a U.S. Army contract completed in Fiscal 1994. The Company is no longer performing any contract development work.

    Cost of Sales

    Cost of product sales for Fiscal 1995 was 54% of net product sales.

    Research and Development Expenses

    Research and development expenses were $1,718,000 for Fiscal 1995 versus $2,184,000 for Fiscal 1994, a decrease of $466,000 or 21%. In Fiscal 1995, the Company expended $1,476,000 on therapeutic product development and $242,000 towards diagnostic product development, compared to $1,500,000 and $684,000, respectively, in Fiscal 1994. This is reflective of the Company's strategy whereby resources were directed towards NicErase-SL development with limited expenditures towards other therapeutic and diagnostic product development. During Fiscal 1995, therapeutic product development focused primarily on NicErase-SL, as the Company completed a multi-center pilot Phase 3 clinical trial.

    Diagnostic product development included limited development efforts for the Company's NicCheck and MycoAKT products. In March 1995, the Company received clearance from the FDA to market the MycoAKT products and is currently seeking and evaluating strategic alliances with third parties. MycoAKT diagnostic test kits are used to identify three mycobacterial species. The Company continued its manufacturing development scale-up and regulatory approval efforts with respect to NicCheck, a nicotine detection product.

    Selling, General, and Administrative Expenses

    Selling, general and administrative expenses for Fiscal 1995 were $1,984,000 versus $1,997,000 for Fiscal 1994, a decrease of $13,000. Comparing Fiscal 1995 to Fiscal 1994, savings realized from decreases in salaries and related benefits, public relations expenditures, use of outside business consultants and travel expenses were offset by increases in product marketing and support costs and business insurance. Product marketing and support efforts focused primarily on the implementation of distribution arrangements (including sales and marketing support in connection with such distribution arrangements) for the Company's tuberculosis related diagnostic products and business development efforts for NicCheck.

    Other Income (Expense)

    Investment income increased by $113,000 from $183,000 to $296,000 when comparing Fiscal 1994 to Fiscal 1995. The Company had greater funds available for investment during Fiscal 1995 as a result of the Company's March 1994 public offering.

    Income Taxes

    There were no provisions for income taxes for Fiscal 1995 and 1994 due to operating losses incurred by the Company.

    Discontinued Operations

    In May 1994, the Company sold certain assets of its contract research and development business that related to the Company's fluid systems consulting services ("FSD"). The Company sold accounts receivable, work in process and certain furniture and equipment for $165,000, and assigned to the buyer all of the outstanding consulting projects. In addition, the Company entered into a sub-lease agreement whereby the buyer occupies the space used by the FSD business. This transaction resulted in a loss on disposal of $13,000. In management's opinion, these services did not fit the strategic direction of the Company's core therapeutic and diagnostic business. Moreover, these services were not expected to be a significant source of revenues, profit or cash flow to the Company in the future.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company had working capital of $10,204,000 versus working capital of $4,103,000 at June 30, 1995. Cash and investment securities were $10,464,000 at June 30, 1996 as compared to $4,466,000 at June 30, 1995.
The increases in working capital, cash and investment securities are primarily the result of $3,892,000 raised from the exercise of the Company's public and underwriters' warrants and $6,578,000 in net proceeds from private placements of common stock, a convertible note and convertible preferred stock. During Fiscal 1996, $4,441,000 was utilized in the Company's research and development efforts and for other operating activities.

    As discussed in Note 12 to the financial statements, in August 1996 the Company acquired certain assets of Able, a generic pharmaceutical products subsidiary of ALPHARMA USPD INC., for $550,000. Able manufactures and markets prescription and over-the-counter pharmaceuticals from a 46,000 square foot leased manufacturing facility in South Plainfield, New Jersey. DynaGen obtained the rights to several approved ANDA products through this purchase. DynaGen plans to increase sales of its generic product portfolio by expanding Able's distribution network, by reintroducing discontinued products and by developing new ANDA products. The acquisition is expected to increase revenues, costs and expenses, capital expenditures and the net cash used for operating activities during the foreseeable future. DynaGen intends to fund Able's operations until it becomes self-supporting. There can be no assurance that the Company will be successful in assimilating this or any future acquisition or that Able will generate sufficient revenues to become self-supporting.

    Management anticipates that the available working capital will be sufficient to fund the current level of operations, including the Able business, through September 1997. The Company has realized limited revenues from license fees and the sale of its diagnostic products. Its future prospects and revenue potential from product sales cannot be determined with any certainty at this time. The Company continues to explore additional sources of capital in order to fund the growth of its generic drug business and its product development efforts. There can be no assurance that the Company will be able to secure additional financing or that financing will be available on favorable terms. If the Company is unable to obtain such additional financing, the Company's ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to reduce or eliminate certain expenditures, including its research and development activity with respect to certain proposed products.


ENVIRONMENTAL LIABILITY

    The Company has no known material environmental violations or assessments.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company intends to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation" in the year ended June 30, 1997. As discussed in Note 1 to the financial statements, the adoption of SFAS No. 121 is not expected to have a material effect on the Company's financial position, results of operations and cash flows. The Company is currently evaluating the impact of the adoption of SFAS No. 123 as it relates to stock-based compensation granted to non-employees.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including, but not limited to statements contained  in  "Item  7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations" relating to liquidity and capital resources) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

    The following discussion of the Company's risk factors should be read in conjunction with the financial statements and related notes thereto. The following factors, among others, could cause actual results to differ materially from those contained in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

    Limited Operating History; History of Losses; Anticipation of Future Losses. The Company has incurred operating losses since its inception and has an accumulated deficit of $20,009,051 as of June 30, 1996. The Company incurred a net loss of $5,097,419 for the fiscal year ended June 30, 1996, compared with a net loss of $3,042,383 for the fiscal year ended June 30, 1995. Such losses have resulted principally from expenses incurred in research and development and from general and administrative costs associated with the Company's development efforts. The continued development of the Company's products will require the commitment of substantial resources to conduct further development and preclinical and clinical trials, and to establish manufacturing, sales, marketing, regulatory and administrative capabilities. In addition, the Company's recently acquired subsidiary, Able, has incurred net operating losses in the past. The Company expects to provide its Able subsidiary with working capital during the foreseeable future until Able can become self-supporting. The Company expects to incur substantial operating losses over the next several years as its product programs expand, various clinical trials commence and marketing efforts are launched. The amount of net losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability, the Company must, among other things, successfully complete development of its products, obtain regulatory approvals, and establish manufacturing and marketing capabilities by itself or with third parties. There is no assurance that the Company will ever generate substantial revenues or achieve profitability.

    Future Capital Needs; Uncertainty of Additional Funding. It is anticipated that the Company will continue to expend significant amounts of capital to fund its research and development, clinical trials and the operation of Able. The Company's available working capital is inadequate for completion of the Company's development programs, and additional financing will be necessary for the continued support of the Company's proposed products and operations, including the establishment of manufacturing, marketing and distribution capabilities for its proposed products. There can be no assurance that the Company will be able to secure additional financing or that such financing will be available on favorable terms. If the Company is unable to obtain such additional financing, the Company's ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to reduce its overall expenditures including its research and development activity with respect to certain proposed products.

    Uncertainties Related to NicErase-SL. Under applicable federal law, the Company will not be permitted to sell NicErase-SL, and thus generate any revenue from its development of NicErase-SL, unless it obtains the necessary regulatory approvals from the FDA for the commercial sale of that product. To obtain such regulatory approvals, the Company must demonstrate to the satisfaction of the FDA, through preclinical studies and clinical trials, that NicErase-SL is safe and effective. Although the results of the Company's pilot Phase 3 clinical trials were encouraging, they do not necessarily indicate, and they do not guarantee, that the results of the ongoing multi-center Phase 3 clinical trial will be favorable to the Company. Nor do the results obtained in the small-scale pilot tests completed by the Company to date necessarily indicate that the Company will ultimately succeed in obtaining FDA approval for the commercial sale of NicErase-SL. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If NicErase-SL is not shown to be safe and effective in either current ongoing, or any future clinical trials, and if the Company is thus unable to commercialize NicErase-SL it would have a material adverse effect on the Company's business, financial condition and results of operations.

    Integration of Able Acquisition. In August 1996, the Company acquired certain of the assets of Able Laboratories, Inc. There can be no assurance that the anticipated benefits from this acquisition will be realized. Additionally, there can be no assurance that the Company will be able to effectively market the existing Able products, that it will obtain FDA approval to market additional generic drugs or that it will be successful in managing the combined operations. The integration of Able will require substantial attention from management, many of whom have limited experience in integrating acquisitions. The diversion of management's attention, the process of integrating the businesses and any difficulties encountered in the transition process could cause an interruption of business, and could have a material adverse effect on the Company's operations and financial performance.

    Limited Commercialization of Products. The Company has commercially introduced and is currently marketing through distributors only two products, yielding limited revenues from the sale of these products. Historically, substantially all of the Company's revenues had been generated from research and development contracts and license fees. The Company's ability to achieve profitability will depend on its ability to develop and introduce commercially viable products, obtain regulatory approvals for these products and either successfully manufacture, market and distribute such products on its own or enter into collaborative agreements for product manufacturing, marketing and distribution. Many of the Company's proposed therapeutic and diagnostic products will require substantial further development, preclinical and clinical testing, and investment by the Company or third party licensees in manufacturing, marketing and sales infrastructures prior to their commercialization. No assurance can be given that the Company's development efforts will be successfully completed, that regulatory approvals will be obtained, or that these products, once introduced, will be successfully marketed.

    Future Acquisitions. Management may from time to time consider other acquisitions of assets, businesses or technologies that will enable the Company to acquire complementary skills and capabilities, offer new products, expand its customer base or obtain other competitive advantages. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, obtain financing on satisfactory terms, complete acquisitions, integrate acquired operations into its existing operations or expand into new markets. Acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's business and results of operations. Acquisitions, including the Company's recent acquisition of Able, involve a number of potentialrisks, including difficulties in the assimilation of the acquired Company's operations and products, diversion of management's resources, uncertainties associated with operating in new markets and working with new employees and customers, and the potential loss of the acquired company's key employees. There can also be no assurance that the Able acquisition and future acquisitions, if any, will not have a material adverse effect upon the Company's business and results of operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable to those achieved by the Company's existing operations, or otherwise perform as expected. The Company is not currently engaged in negotiations with respect to any acquisition and does not currently have any agreements, arrangements or understandings with respect to any particular acquisition.

    Limited Manufacturing Capability and Experience. The Company's MycoDot and MycoAKT products are currently made by licensed manufacturers. The Company intends to enter into licenses, joint venture and similar collaborative arrangements with third parties for the manufacture of other proprietary products and proposed products. There are no other such agreements and there can be no assurance that the Company will be successful in securing manufacturing agreements for its products or that such agreements will prove to be on terms favorable to the Company. In addition, the Company's dependence upon third parties for the manufacture of its products and proposed products could have an adverse effect on the Company's profitability and its ability to deliver its proposed products on a timely and competitive basis. To the extent that the Company attempts to manufacture any of its products, there can be no assurance that the Company will be able to attract and retain qualified manufacturing personnel, or build or rent manufacturing facilities.

    The Company's generic therapeutic products are manufactured at its Able Laboratories facility in South Plainfield, New Jersey. In order to maintain compliance with FDA GMP standards, the Company may have to make significant investments in its infrastructure and plant facility. There can be no assurance that such capital expenditures and overhead costs will not have a material effect upon the Company's ability to achieve profitability. There can be no assurance that the Company will retain the key employees it acquired in the Able acquisition.

    Lack of Marketing Experience. The Company currently does not plan to market its proprietary products directly and does not have adequate resources or expertise to develop a substantial marketing organization and internal sales force for these products. Since the Company does not have the financial or other resources to undertake extensive direct marketing activities, the Company intends to enter into marketing arrangements with third parties, including possible joint venture, license or distribution arrangements. While the Company intends to license its products for manufacture and sale to established health care or pharmaceutical companies, it has had very limited success in its efforts to enter into such agreements to date. There can be no assurance that the Company will be able to locate collaborative partners or that these strategic alliances, if consummated, will prove successful.

    With respect to the Company's generic therapeutic products, there can be no assurance that present and potential customers of Able will continue their recent buying patterns without regard to the Able acquisition, and any significant delay or reduction in orders could have an adverse effect on the Company's near-term business and results of operations.

    Regulation by Government Agencies. The Company's research, preclinical development, clinical trials, manufacturing and marketing of its proposed products are subject to extensive regulation by numerous governmental authorities in the United States (including the FDA), and other equivalent foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary approvals for clinical testing or for the manufacturing or marketing of its proposed products. Further, additional governmental regulation may be established which could prevent or delay regulatory approval of the Company's products. The regulatory process may delay for long periods, and ultimately prevent, marketing of new products or impose costly procedures that would have a material adverse effect on the Company's business. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

    The Company's success in the generic drug market depends, in part, on its ability to obtain FDA approval of ANDAs for its new products, as well as its ability to procure a continuous supply of raw materials and to validate the manufacturing processes used to produce consistent test batches for FDA approval. Such raw materials are generally available from several sources; however, this may not always be the case. Since the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, the Company would be required to file a supplement to its ANDA and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. Additionally, there is often a time lag, sometimes significant, between the receipt of ANDA approval and the actual marketing of the approved product due to this validation process.

    The Able Laboratories facility is subject to plant inspections by the FDA to determine compliance with GMP standards. The Company could be subject to fines and sanctions such as the suspension of manufacturing or the seizure of drug products if it were found to be in non-compliance with GMP standards.

    Rapid Technological Advances and Competition. The therapeutic and diagnostic markets in which the Company competes have undergone and can be expected to continue to undergo rapid and significant technological advances. There can be no assurance that the technological developments of others will not render the Company's technology or products incorporating such technology either uneconomical or obsolete. The Company competes with a number of specialized biotechnology companies and major pharmaceutical companies. Most of these companies have substantially greater financial, technical and human resources and research and development staffs and facilities, as well as substantially greater experience in conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing products than does the Company. There can be no assurance that the Company's products or proposed products will be able to compete successfully.

    In addition, with its newly acquired generic product line, the Company is now competing in a new market. Generic products with limited competition are generally sold at higher prices, resulting in relatively high gross margins. As more competing products become available, selling prices and gross margins can decline dramatically and impair overall profitability. The Company may experience price erosion in its generic product line. There is also no assurance that the Company will compete successfully in this new market.

    Dependence on Patents and Proprietary Technology. The Company owns certain patents and has applied for other patents relating to its technology and proposed products. No assurance can be given, however, whether pending patent applications will be granted or whether any patents granted will be enforceable or provide the Company with meaningful protection from competitors. Even if a competitor were to infringe the Company's patents, the costs of enforcing its patent rights may be substantial or even prohibitive. In addition, there can be no assurance that the Company's proposed products will not infringe the patent rights of others. The Company may be forced to expend substantial resources if the Company is required to defend against any such infringement claims. The Company also may desire or be required to obtain licenses from others in order to further develop, produce and market commercially viable products effectively. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the unpatented technology underlying such licenses will remain proprietary. The Company also relies on unpatented proprietary know-how and trade secrets, and employs various methods including confidentiality agreements with employees, consultants, manufacturing and marketing partners to protect its trade secrets and know-how. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such trade secrets and know-how or obtain access thereto.

    The manufacture and sale of certain products developed by the Company will involve the use of processes, products or information, the rights to certain of which are owned by others. Although the Company has obtained licenses with regard to the use of certain such processes, products and information, there can be no assurance that such licenses will not be terminated or expire during critical periods, that the Company will be able to obtain licenses for other rights which may be important to it, or, if obtained, that such licenses will be obtained on commercially reasonable terms. If the Company is unable to obtain such licenses, the Company may have to develop alternatives to avoid infringing patents of others, potentially causing increased costs and delays in product development and introduction, or precluding the Company from developing, manufacturing or selling its proposed products. Additionally, there can be no assurance that the patents underlying any licenses will be valid and enforceable. To the extent any products developed by the Company are based on licensed technology, royalty payments on the licenses will reduce the Company's gross profit from such product sales and may render the sales of such products uneconomical.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this
Item 8 are as follows:

    Independent Auditors' Report

    Financial Statements:

      Balance Sheets -- June 30, 1996 and 1995

      Statements of Loss -- Years ended June 30, 1996, 1995 and 1994

      Statements  of Changes  in  Stockholders'  Equity -- Years  ended June 30,
       1996, 1995 and 1994

      Statements of Cash Flows -- Years ended June 30, 1996, 1995 and 1994

      Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.


                                 DYNAGEN, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                            PAGE
                                                                                            ----
Independent Auditors' Report                                                                 22

Financial Statements:

    Balance Sheets -- June 30, 1996 and 1995                                                 23

    Statements of Loss -- Years Ended June 30, 1996, 1995 and 1994                           24

    Statements of Changes in Stockholders' Equity -- Years Ended June 30, 1996, 1995
     and 1994                                                                                25

    Statements of Cash Flows -- Years Ended June 30, 1996, 1995 and 1994                     26

    Notes to Financial Statements                                                            27


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
 DYNAGEN, INC.
 Cambridge, Massachusetts

    We have audited the accompanying balance sheets of DynaGen, Inc. as of June 30, 1996 and 1995 and the related statements of loss, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynaGen, Inc. at June 30, 1996 and 1995, and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.



                                            WOLF & COMPANY, P.C.





Boston, Massachusetts
July 24, 1996, except for Note 12
 as to which the date is August 19, 1996


                                  DYNAGEN, INC.

                                 BALANCE SHEETS
                             JUNE 30, 1996 AND 1995


                                                                                          1996           1995
                                                                                          ----           ----
                                     ASSETS
  Current assets:
     Cash and cash equivalents (including interest-bearing deposits of $154,000 and
       $142,000)                                                                      $    375,948  $     263,956
     Investment securities available for sale at fair value (Note 2)                    10,087,918      4,201,876
     Accounts receivable                                                                    89,703         28,971
     Notes receivable (Note 6)                                                              75,000        --
     Accrued interest receivable                                                            86,873         86,653
     Prepaid expenses and other current assets                                             221,283        108,498
                                                                                           -------        -------
        Total current assets                                                            10,936,725      4,689,954
                                                                                        ----------      ---------
  Property and equipment, net (Notes 3 and 4)                                              143,350        153,280
                                                                                           -------        -------
  Other assets:
     Patents and trademarks, net of accumulated amortization of $54,341 and $46,024        277,138        268,809
     Deferred debt financing costs, net of accumulated amortization of $57,230
     (Note 4)                                                                              217,475        --
     Deposits                                                                                1,978          1,978
                                                                                             -----          -----
        Total other assets                                                                 496,591        270,787
                                                                                           -------        -------
                                                                                      $ 11,576,666   $  5,114,021
                                                                                      ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                                 $    519,624   $    263,786
     Accrued payroll and payroll taxes                                                     147,441         73,421
     Deferred revenue                                                                       65,967        250,000
                                                                                            ------        -------
        Total current liabilities                                                          733,032        587,207
  Convertible note payable (Notes 4 and 8)                                               2,000,000        --
                                                                                         ---------       --------
        Total liabilities                                                                2,733,032        587,207
                                                                                         ---------        -------
  Commitments and contingencies (Note 7)
  Stockholders' equity (Notes 8 and 12):
     Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding       --             --
     Common stock, $.01 par value, 40,000,000 shares authorized, 28,559,999
     and 21,448,487 shares issued and outstanding                                          285,600        214,485
     Additional paid-in capital                                                         28,567,068     19,236,300
     Accumulated deficit                                                               (20,009,051)   (14,911,632)
                                                                                       -----------    -----------
                                                                                         8,843,617      4,539,153
     Unrealized gain (loss) on investment securities available for sale (Note 2)                17        (12,339)
                                                                                         ----------     ---------
        Total stockholders' equity                                                        8,843,634     4,526,814
                                                                                         ----------     ---------
                                                                                      $  11,576,666  $  5,114,021
                                                                                      =============  ============


              See accompanying notes to financial statements.

                                 DYNAGEN, INC.

                               STATEMENTS OF LOSS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                                        1996          1995           1994
                                                                        ----          ----           ----
Revenues (Note 9):
   Net product sales                                                 $   220,745   $   247,553      $ --
   Contract revenues                                                     --            --             138,255
   License fees and royalties                                            335,000       250,000        298,750
                                                                         -------       -------        -------
       Total revenues                                                    555,745       497,553        437,005
                                                                         -------       -------        -------
Costs and expenses:
   Cost of sales                                                          96,680       134,392        --
   Contract costs                                                        --            --              82,903
   Research and development                                            3,118,145     1,718,006      2,183,849
   Selling, general and administrative                                 2,684,825     1,983,897      1,997,389
                                                                       ---------     ---------      ---------
       Total costs and expenses                                        5,899,650     3,836,295      4,264,141
                                                                       ---------     ---------      ---------
       Operating loss                                                 (5,343,905)   (3,338,742)    (3,827,136)
                                                                      ----------    ----------     ----------
Other income (expense):
   Investment income                                                     367,715       296,555        183,082
   Interest expense (Note 4)                                             (63,999)         (196)        (1,750)
   Amortization of debt financing costs (Note 4)                         (57,230)      --             --
                                                                         -------     ---------       --------
       Other income (expense), net                                       246,486       296,359        181,332
                                                                         -------       -------        -------
       Loss from continuing operations                                (5,097,419)   (3,042,383)    (3,645,804)
                                                                      ----------    ----------     ----------
   Loss from operations of fluid systems consulting services             --            --              (1,538)
   Loss on disposal of fluid systems consulting services                 --            --             (13,407)
                                                                        --------    ---------         -------
                                                                         --            --             (14,945)
                                                                       ---------    ----------     ----------
       Net loss                                                      $(5,097,419)  $(3,042,383)  $ (3,660,749)
                                                                     ===========   ===========   ============
Net loss per share                                                   $      (.21)  $       (.14) $       (.22)
                                                                     ===========   ============  =============
Weighted average shares outstanding                                   24,433,949    21,179,703     16,517,117
                                                                      ==========    ==========     ==========



              See accompanying notes to financial statements.


                                  DYNAGEN, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (NOTES 4, 7, 8 AND 12)





                                      SERIES A CONVERTIBLE
                                         PREFERRED STOCK            COMMON STOCK
                                         ---------------            ------------
                                      SHARES       AMOUNT        SHARES      AMOUNT
                                      ------       ------        ------      ------
Balance at June 30, 1993                 --       $  --         14,544,297   $145,443
Shares issued in 1994 public
  offering                               --          --          6,400,000     64,000
Shares issued in private
  placement                              --           --           128,571      1,286
Cancellation of stock options
  issued for future services             --           --            --          --
Exercise of lenders' warrants            --           --           101,667      1,016
Change in method of accounting
  for investment securities              --           --            --          --
Net loss for the year ended June
  30, 1994                               --           --            --          --
                                       -------     -------      ----------   --------

Balance at June 30, 1994                 --           --        21,174,535    211,745
Exercise of stock options                --           --               500          5
Exercise of underwriters'
  warrants                               --           --           273,452      2,735
Decrease in unrealized loss on
  investment securities                  --           --            --          --
Net loss for the year ended June
  30, 1995                               --           --            --          --
                                       -------     -------      ----------   --------

Balance at June 30, 1995                 --           --        21,448,487    214,485
Exercise of underwriters'
  warrants                               --           --           503,982      5,040
Exercise of public warrants              --           --         3,244,494     32,445
Shares issued in private
  placements                          1,178,264    3,461,150     1,520,686     15,207
Conversion of preferred stock        (1,178,264)  (3,461,150)    1,612,834     16,128
Exercise of stock options                --           --            95,855        959
Employee stock and stock
  option grants                          --           --           117,250      1,172
Stock options issued for
  future services                        --           --            --          --
Stock issued for interest
  obligation                             --           --            16,411        164
Change in unrealized gain
  (loss) on investment
  securities                             --           --            --          --
Net loss for the year ended June
  30, 1996                               --           --            --          --
                                      -------      ----------    ----------   --------

Balance at June 30, 1996                 --       $  --         28,559,999   $285,600
                                      =======      ==========    =========   ========


          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (CONTINUED)
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (NOTES 4, 7, 8 AND 12)



                                                                     UNREALIZED
                                                                        GAIN
                                                                      (LOSS)ON
                                                                     INVESTMENT
                                       ADDITIONAL                    SECURITIES
                                        PAID-IN       ACCUMULATED     AVAILABLE
                                        CAPITAL        DEFICIT        FOR SALE         TOTAL
                                        -------        -------        --------         -----

Balance at June 30, 1993               $13,224,175   $ (8,208,500)     $ --          $5,161,118
Shares issued in 1994 public
  offering                               5,553,729        --             --           5,617,729
Shares issued in private
  placement                                385,227        --             --             386,513
Cancellation of stock options
  issued for future services               (72,540)       --             --             (72,540)
Exercise of lenders' warrants               19,317        --             --              20,333
Change in method of accounting
  for investment securities                --             --           (38,662)         (38,662)
Net loss for the year ended June
  30, 1994                                 --          (3,660,749)       --          (3,660,749)
                                        ----------    -----------      -------        ----------

Balance at June 30, 1994                19,109,908    (11,869,249)     (38,662)       7,413,742
Exercise of stock options                      370        --             --                 375
Exercise of underwriters'
  warrants                                 126,022        --             --             128,757
Decrease in unrealized loss on
  investment securities                    --             --            26,323           26,323
Net loss for the year ended June
  30, 1995                                 --          (3,042,383)       --          (3,042,383)
                                         --------     ------------      ------        ----------

Balance at June 30, 1995                19,236,300    (14,911,632)     (12,339)       4,526,814
Exercise of underwriters'
  warrants                                  32,085        --             --              37,125
Exercise of public warrants              3,822,762        --             --           3,855,207
Shares issued in private
  placements                             1,376,204        --             --           4,852,561
Conversion of preferred stock            3,445,022        --             --              --
Exercise of stock options                    4,616        --             --               5,575
Employee stock and stock
  option grants                            557,685        --             --             558,857
Stock options issued for
  future services                           55,225        --             --              55,225
Stock issued for interest
  obligation                                37,169        --             --              37,333
Change in unrealized gain
  (loss) on investment
  securities                               --             --            12,356           12,356
Net loss for the year ended June
  30, 1996                                 --          (5,097,419)       --          (5,097,419)
                                         ----------    ----------      ------        ----------
Balance at June 30, 1996                $28,567,068  $(20,009,051)    $     17       $8,843,634
                                        ===========  ============     ========       ==========


              See accompanying notes to financial statements.


                                 DYNAGEN, INC.

                         STATEMENTS OF CASH FLOWS
                 YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                                         1996          1995          1994
                                                                         ----          ----          ----
Cash flows from operating activities:
   Net loss                                                          $ (5,097,419)  $(3,042,383)  $(3,660,749)
   Adjustments to reconcile net loss to net cash used for operating activities:
       Employee stock and stock option grants                             558,857       --            --
       Depreciation and amortization                                      125,610        64,195        91,163
       Amortization and accretion of (discounts) premiums on
        investment securities                                            (134,474)      101,553        50,997
       Stock issued for interest obligation                                37,333       --            --
       Write-off of patent costs                                           41,852        40,893       --
       Gain on sales of investment securities                             --            --             (4,424)
       Loss on disposal of fluid systems consulting services              --            --             13,407
       (Increase) decrease in operating assets:
          Accounts receivable                                             (60,732)       30,518       (70,317)
          Prepaid expenses and other current assets                       (57,780)       24,121       (56,659)
          Recoverable amounts on long-term contracts                      --            --              7,992
       Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                           329,858       (77,933)      (11,534)
          Deferred revenue                                               (184,033)      250,000       --
                                                                         --------       -------      -------
            Net cash used for operating activities                     (4,440,928)   (2,609,036)   (3,640,124)
                                                                       ----------    ----------    ----------
Cash flows from investing activities:
   Purchase of investment securities                                  (29,913,212)   (3,187,379)   (7,198,023)
   Proceeds from sales and maturities of investment securities         24,174,000     5,500,000     4,136,330
   Purchase of property and equipment                                     (36,020)      (23,339)      (32,522)
   Patent and trademark costs                                             (72,611)      (69,293)      (63,911)
   Decrease in deposits                                                   --              9,325         2,971
   Net proceeds from disposal of fluid systems consulting services        --            --            153,752
   (Increase) decrease in notes receivable                                (75,000)      --             16,072
                                                                          -------     --------         ------
             Net cash provided by (used for) investing
               activities                                              (5,922,843)    2,229,314    (2,985,331)
                                                                       ----------     ---------    ----------
Cash flows from financing activities:
   Net proceeds from exercise of stock warrants and options             3,897,907       129,132        20,333
   Net proceeds from private stock placements                           4,852,561       --            386,513
   Net proceeds from convertible note payable                           1,725,295       --            --
   Net proceeds from public stock offerings                               --            --          5,617,729
   Decrease in deferred offering costs                                    --            --             50,000
   Principal payments on capital lease                                    --             (5,824)       (8,673)
                                                                        -------          ------        ------
             Net cash provided by financing activities                 10,475,763       123,308     6,065,902
                                                                       ----------       -------     ---------
Net change in cash and cash equivalents                                   111,992      (256,414)     (559,553)
Cash and cash equivalents at beginning of year                            263,956       520,370     1,079,923
                                                                          -------       -------     ---------
Cash and cash equivalents at end of year                             $    375,948   $    263,956  $    520,370
                                                                     ============   ============  ============
Supplemental cash flow information:
   Interest paid on capital lease                                    $  --          $        196  $      1,750
   Stock options issued (cancelled) in exchange for future services        55,225       --            (72,540)
   Conversion of preferred stock to common stock                        3,461,150       --            --

              See accompanying notes to financial statements.

                                 DYNAGEN, INC.
                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

    The Company was incorporated in the state of Delaware in November 1988 for the purpose of developing and marketing therapeutic and diagnostic products for the human health care market.

 Use of Estimates

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash Equivalents

    Cash equivalents include interest-bearing deposits with original maturities of three months or less.

 Investment Securities

    Effective June 30, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term are classified as "trading securities" and carried at fair value, with unrealized gains and losses included in earnings. Investments not classified as either of the above are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The cumulative effect of the change in accounting principle at June 30, 1994 was to decrease stockholders' equity by $38,662. There was no effect on the net loss for the year ended June 30, 1994.

    Prior to June 30, 1994, investment securities were carried at amortized cost which approximated fair value. Gains and losses on disposition of investment securities are computed by the specific identification method.

 Property And Equipment

    Property and equipment are stated at cost. Depreciation expense is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the life of the related lease term.

Goodwill, Organization Expenses, Patents, Trademarks and Deferred Debt Financing Costs

    Goodwill and organization expenses were amortized over a five-year period on a straight-line basis and were fully amortized as of June 30, 1994. Patent and trademark costs are amortized over a five-year period on a straight-line basis commencing on the earlier of the date placed in service or the date the patent or trademark is granted. Deferred debt financing costs are being amortized on a straight-line basis over the two-year term of the convertible note payable. The related amortization expense for the years ended June 30, 1996, 1995 and 1994 was $79,660, $11,385 and $21,388, respectively.

                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

 Deferred Offering Costs

    Deferred offering costs represent costs incurred in connection with raising capital. Upon completion of an offering, the amount credited to additional paid-in capital is reduced by the deferred offering costs.

 Revenue Recognition

    Revenues from product sales are recognized when products are shipped. Revenues from license fees and royalties are recognized as the terms of the agreements are met. Revenues earned under long-term contracts are recognized using the percentage-of-completion method. Anticipated losses on uncompleted contracts are charged to operations when incurred.

 Income Taxes

    Effective July 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." As permitted under SFAS No. 109, prior year financial statements were not restated. Under SFAS No. 109, deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss, capital loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period. The change in accounting principle had no cumulative effect on fiscal years ending prior to July 1, 1993 and no effect on the net loss for the year ended June 30, 1994.

 Net Loss Per Share

    Net loss per share is calculated based on the weighted average number of common shares outstanding during the year. The effect of all common stock equivalents has been excluded from the calculation since its inclusion would be anti-dilutive.

 New Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March 1995. SFAS No. 121 requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 will become effective for the Company's fiscal year ending June 30, 1997. The Company expects the impact of the new standard to be immaterial to its financial position, results of operations and cash flows.

    The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" in October 1995. The Company intends to continue to account for its stock-based transactions with employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by SFAS No. 123 beginning with its June 30, 1997 financial statements.


                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

2. INVESTMENT SECURITIES

    The amortized cost and fair value of investment securities available for sale is as follows:


                                                                        JUNE 30, 1996
                                                                        -------------
                                                                     GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                        COST         GAINS       LOSSES         VALUE
                                                        ----         -----       ------         -----
U.S. Government obligations                         $   187,301     $  --        $  (100)   $    187,201
U.S. Government agency obligations                    4,295,274      3,445        (1,252)      4,297,467
Corporate obligations                                 5,605,326          2        (2,078)      5,603,250
                                                      ---------          -        ------       ---------
                                                    $10,087,901     $3,447       $(3,430)    $10,087,918
                                                    ===========     ======       =======     ===========

                                                                       JUNE 30, 1995
                                                                       -------------
                                                                    GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED       FAIR
                                                       COST         GAINS       LOSSES        VALUE
                                                       ----         -----       ------        -----
U.S. Government agency obligations                  $1,702,408       $ 97      $ (8,209)  $ 1,694,296
Corporate obligations                                2,511,807       --          (4,227)    2,507,580
                                                     ---------       ----        ------     ---------
                                                    $4,214,215       $ 97      $(12,436)   $4,201,876
                                                    ==========       ====      ========    ==========

    The amortized cost and fair value of debt securities by contractual maturity at June 30, 1996 is as follows:

                                                           AMORTIZED       FAIR
                                                             COST          VALUE
                                                             ----          -----
Within 1 year                                             $ 9,086,276   $  9,082,848
Over 1 to 5 years                                           1,001,625      1,005,070
                                                           ---------      ---------
                                                          $10,087,901    $10,087,918
                                                          ===========    ===========

    There were no sales of securities available for sale during the years ended June 30, 1996 and 1995.

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                   JUNE 30,
                                                   --------
                                                                     ESTIMATED
                                               1996        1995     USEFUL LIVES
                                               ----        ----     ------------
Laboratory equipment                        $ 220,164   $ 220,164        7 years
Furniture and fixtures                        173,572     143,091      3-7 years
Leasehold improvements                         30,976      25,437      1-2 years
                                               ------      ------
                                              424,712     388,692
Less accumulated depreciation and
  amortization                               (281,362)   (235,412)
                                             --------    --------
                                            $ 143,350   $153,280
                                            =========   ========

    The related depreciation and amortization expense for the years ended June 30, 1996, 1995 and 1994 was $45,950, $52,810 and $69,775, respectively.


                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


4. DEBT

 Convertible Note Payable

    On February 7, 1996, the Company issued a $2,000,000 convertible note payable in connection with a private placement. Deferred debt financing costs were $274,705. (See Note 8.) The note matures on February 7, 1998 and bears interest at 8% per annum, with interest payable quarterly in cash or the Company's common stock. The note is convertible into shares of common stock at any time at the option of the investor at a rate of 67% of the five-day average of the closing bid price per share of the Company's common stock one trading day prior to the date the notice of conversion is received by the Company. The Company may require conversion of the note under certain circumstances.

    Interest expense on the convertible note payable for the year ended June 30, 1996 was $63,999. Amortization expense on deferred debt financing costs for the year ended June 30, 1996 was $57,230.

 Capital Lease

    In December 1991, the Company entered into a lease agreement for telephone equipment with a cost of $25,329. During the year ended June 30, 1995, the Company made the final payment due under the lease and acquired title to the equipment. Interest expense on the lease for the years ended June 30, 1995 and 1994 was $196 and $1,750, respectively.

5. INCOME TAXES

    As discussed in Note 1, the Company adopted SFAS No. 109, "Accounting for Income Taxes" effective July 1, 1993. There was no provision for income taxes for the years ended June 30, 1996, 1995 and 1994 due to the Company's net operating losses. The difference between the statutory Federal income tax rate of 34% and the Company's effective tax rate is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

    The components of the net deferred tax asset are as follows:

                                                                     JUNE 30,
                                                                     --------
                                                                1996            1995
                                                                ----            ----
Deferred tax asset:
   Federal                                                $ 6,523,000        $ 4,929,000
   State                                                    1,793,000          1,433,000
                                                            ---------          ---------
                                                            8,316,000          6,362,000
Valuation reserve                                          (8,316,000)        (6,362,000)
                                                           ----------         ----------
Net deferred tax asset                                    $     --           $   --
                                                          ===========         ==========

    The following differences give rise to deferred income taxes:

                                                                     JUNE 30,
                                                                     --------
                                                                1996            1995
                                                                ----            ----
Net operating loss carryforward                           $ 7,533,000        $ 5,496,000
Research tax credit carryforward                              657,000            672,000
Other                                                         126,000            194,000
                                                              -------            -------
                                                            8,316,000          6,362,000
Valuation reserve                                          (8,316,000)        (6,362,000)
                                                           ----------         ----------
Net deferred tax asset                                    $   --             $     --
                                                          ==========         ===========


                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


5. INCOME TAXES -- (Continued)

    The change in the valuation reserve is as follows:

                                                       YEARS ENDED JUNE 30,
                                                       --------------------
                                                  1996         1995         1994
                                                  ----         ----         ----
Balance at beginning of year                   $6,362,000   $5,084,000   $  --
Adoption of SFAS No. 109                           --           --        3,525,000
Increase due to current year's net operating
  loss                                          1,954,000    1,278,000    1,559,000
                                                ---------    ---------    ---------
Balance at end of year                         $8,316,000   $6,362,000   $5,084,000
                                               ==========   ==========   ==========

    As of June 30, 1996, the Company has Federal and state net operating loss carryforwards of approximately $18,950,000 and $17,370,000, respectively. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2004 and 1997, respectively. In addition, the Company has Federal and state research tax credit carryforwards of approximately $583,000 and $113,000, respectively, available to reduce future tax liabilities. The Federal and state research tax credit carryforwards expire in varying amounts beginning in 2004 and 2007, respectively.

    Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.

6. RELATED PARTY TRANSACTIONS

    Notes receivable at June 30, 1996 consist of notes to an officer/director and an officer which bear interest at 5.05% per annum and mature on February 2, 1997. The notes are secured by common stock of the Company issuable upon exercise of stock options held by the officers.

    Note receivable at June 30, 1993 consisted of advances made under a promissory note to an officer/director. The note was secured by 5,000 shares of the Company's common stock and had an annual interest rate of 6%. During the year ended June 30, 1994, the officer/director repaid $900 of the note and the Company forgave the balance.

    The Company retained a director as a consultant to assist with certain public and investor relations matters. During the years ended June 30, 1996 and 1995, the director was paid fees of $31,000 and $49,000, respectively.

    During the years ended June 30, 1996 and 1995, the Company paid consulting fees of $11,550 and $18,188, respectively, to the spouse of an officer/director for research and development services.

7. COMMITMENTS AND CONTINGENCIES

  Lease Agreement

    The Company's current lease agreement for its corporate headquarters provides for a monthly rental of $15,188 plus real estate taxes and operating expenses through September 30, 1997. The aggregate future minimum rental expense (excluding real estate taxes and operating expenses) payable under the lease agreement at June 30, 1996 is $228,000. Future minimum rentals to be received under a noncancelable sublease at June 30, 1996 are $26,000.

    Rent expense, net of subleases, for the years ended June 30, 1996, 1995 and 1994 was $61,366, $71,031 and $142,917, respectively. Real estate tax expense for the years ended June 30, 1996, 1995 and 1994 was $90,637, $91,307 and
$70,479, respectively.

                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


7. COMMITMENTS AND CONTINGENCIES -- (Continued)

  Employment Agreements

    As of June 30, 1996, the Company has employment agreements with three officer/directors that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Board of Directors.

  Consulting Agreements

    In May 1993, the Company entered into a two-year consulting agreement for public relations services. As part of the compensation for the services to be rendered, the consultant was granted an option under the 1991 Stock Plan (see
Note 8) to purchase 37,200 shares of common stock at $.60 per share exercisable through May 1, 2000. The Company valued the option at $145,080 and was amortizing this expense over the term of the consulting agreement. In May 1994, the consulting agreement was terminated and options to purchase 18,600 shares of common stock valued at $72,540 were cancelled.

    In February 1996, the Company entered into a six-month public and investor relations services agreement with a public relations firm. As compensation for these services, the firm was granted an option under the 1991 Stock Plan (see
Note 8) to purchase 20,000 shares of the Company's common stock at $.01 per share exercisable through February 1, 2003 as long as the firm maintains a business relationship with the Company. The Company valued the option at $55,225 and is amortizing the expense over the term of the agreement.

  Demand Registration Rights

    The Company has agreed that, under certain circumstances, it will register under federal and state securities laws certain shares of common stock issued in connection with private placements and certain shares of common stock issuable in connection with warrants issued to the Company's investment banker and agents for the private placements. The Company will bear the cost of registering these securities. (See Note 8).

  Contingencies

    Legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's financial position.

8. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

  1992 Public Offering

    In October 1992, the Company completed a public offering of 920,000 units at $5.00 per unit, each unit consisted of one share of common stock and one redeemable common stock purchase warrant. The warrant originally allowed the holder to purchase one share of common stock at a price of $6.50, subject to adjustment in certain instances, through September 24, 1995. As a result of subsequent debt and equity financings, the 917,800 warrants that remain outstanding have been adjusted to allow the holder to purchase 1.7 shares with each warrant at an exercise price of $3.90 per warrant. Furthermore, on August 7, 1995, the Company extended the expiration date of the warrants to September 24, 1997. During the year ended June 30, 1996, 2,200 warrants were exercised to purchase 3,300 shares of common stock. Net proceeds were $9,438.

    The 1992 public offering underwriter's warrants expired on September 24, 1995.

                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


8. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS -- (Continued)

  1994 Public Offering

    On March 23, 1994, the Company completed a public offering of 1,600,000 units at $4.50 per unit. Each unit consisted of four shares of common stock and two Class A redeemable common stock purchase warrants. Each warrant allowed the holder to purchase one share of common stock at a price of $1.20, subject to adjustment in certain instances, through March 16, 1999. Net proceeds of the offering after deduction of all expenses were $5,617,729.

    The underwriting agreement granted the underwriters warrants to purchase 160,000 units at $7.425 per unit, subject to adjustment in certain instances, during the period March 16, 1995 to March 16, 1999. The warrants contain, among other things, a net exercise feature.

  Public Offering Warrants

    In May 1995, the Company filed a registration statement to register the shares issuable upon the exercise of the warrants issued in the 1992 and 1994 public offerings and the shares issuable upon the exercise of the warrants issued to the underwriters of the 1992 and 1994 public offerings. Registration costs of $34,593 were deducted from net proceeds of warrant exercises during the year ended June 30, 1995.

  1994 Public Offering Warrants

    In June 1995, 22,000 warrants issued to the underwriters of the 1994 public offering were exercised at $7.425 per warrant. The Company received proceeds of $163,350 and issued the warrant holder 88,000 shares of common stock and 44,000 Class A redeemable common stock purchase warrants. In addition, in June 1995, 35,000 warrants issued to the underwriters of the 1994 public offering were exercised, using their net exercise feature, in exchange for 185,452 shares of common stock.

    During the period from July 1995 to November 1995, 103,000 warrants issued to the underwriters of the 1994 public offering were exercised to acquire 503,982 shares of common stock and 10,000 Class A redeemable common stock purchase warrants using their net exercise feature and payment to the Company of $37,125.

    In December 1995, the Company completed the redemption of the Class A redeemable common stock purchase warrants resulting in the purchase of 3,241,194 shares of common stock yielding net proceeds of $3,845,769 after deducting expenses. The remaining 12,806 unexercised warrants were redeemed by the Company for $.01 per warrant.

  Private Placements

    During the year ended June 30, 1993, the Company entered into two common stock private placement agreements. In July 1993, the Company sold 128,571 shares of common stock at $3.50 per share. Net proceeds were $386,513 after deducting commissions and expenses of $63,486.

    The Company issued warrants to the placement agents to purchase 68,328 shares of common stock at $4.75 per share and 47,400 shares of common stock at $5.53 per share. During the year ended June 30, 1995, the warrant to purchase 47,400 shares was cancelled. The agents' warrants are exercisable over a four-year period commencing one year from the closing date and carry certain demand registration rights. The exercise price is subject to adjustment in certain instances. As a result of subsequent debt and equity financings, the warrant exercise price has been adjusted to $4.37 per share.

    On February 7, 1996, the Company raised $3 million in a private placement, from the sale to a single investor of 579,626 shares of common stock at a price of approximately $1.73 per share and the issuance of a $2 million convertible note. (See Note 4.) Placement costs for this transaction were $421,157 of which $146,452 was charged to additional paid-in capital and $274,705 was capitalized as deferred debt financing costs.

                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


8. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS -- (Continued)

    On February 21, 1996 and March 4, 1996, the Company issued, in private placements, an aggregate of 388,500 shares of common stock and 1,178,264 shares of Series A preferred stock for aggregate consideration of $3,500,000. Placement costs of $487,461 were charged to additional paid-in capital. The Series A preferred stock was convertible into common stock 100 days after initial issuance into that number of shares obtained by dividing the consideration paid for the preferred stock by 80% of the five-day average of the closing bid price per share of the common stock at the date of the conversion. Each share of preferred stock had a liquidation value equal to $2.9375, the consideration paid per share. In June 1996, the 1,178,264 shares of Series A preferred stock were converted into 1,612,834 shares of common stock based on the above formula.

    In February 1996, the Company issued, in a private placement, 552,560 shares of common stock for aggregate consideration of $1,000,000. Placement costs of $13,526 were charged to additional paid-in capital.

BONUS COMPENSATION

    In February 1996, the Company granted to certain employees and a consultant, bonus compensation paid in the form of (1) 117,250 shares of common stock outside of the 1991 Stock Plan and the 1989 Stock Option Plan and (2) stock options under the 1991 Stock Plan for 65,000 shares of common stock at an exercise price of $.01 per share. The Company recognized $558,857 in compensation expense associated with the grants.

STOCK OPTION PLANS

    The Company adopted the 1989 Stock Option Plan (the "1989 Plan") and reserved 600,000 shares of common stock for issuance to employees, officers, directors and consultants. Under the 1989 Plan, the Stock Option Committee of the Board of Directors will grant options and establish the terms of the options in accordance with plan provisions. The following table summarizes the activity of options granted under the 1989 plan:

                                                           YEARS ENDED JUNE 30,
                                                           --------------------
                                                        1996       1995      1994
                                                        ----       ----      ----
Outstanding at beginning of year                       270,000   270,000   270,000
Granted                                                  --        --       83,000
Cancelled                                                --        --      (83,000)
Exercised at $.05 per share                            (50,000)    --        --
                                                        -------  -------   -------
Outstanding at end of year                             220,000   270,000   270,000
                                                       =======   =======   =======
Exercisable at end of year                             197,500   228,500   187,000
                                                       =======   =======   =======
Exercise prices per share at end of year               $.75 to   $.05 to   $.05 to
                                                        $5.87      $5.87     $5.87
                                                        =====      =====     =====
Reserved for future grants at end of year                --         --        --
                                                        =====      =====     =====

    On April 27, 1994, the Company repriced 83,000 stock options issued to employees under the 1989 Plan, by issuing new options in exchange for their old options. The new option exercise price was set at the then current market price of $.75 per share and the new options will vest over two to three years.

                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


8. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS -- (Continued)

    The 1989 Plan options are exercisable for a period of ten years from the date of issuance.

    The Company adopted the 1991 Stock Plan (the "1991 Plan") and reserved 1,200,000 shares of common stock for issuance to employees, officers, directors and consultants. (See Note 12.) Under the 1991 Plan, the Stock Option Committee of the Board of Directors may grant options, stock awards and purchase rights, and establish the terms of the grant in accordance with the provisions of the plan. The following table summarizes the activity of options granted under the 1991 Plan:



                                                           YEARS ENDED JUNE 30,
                                                           --------------------
                                                        1996       1995      1994
                                                        ----       ----      ----
Outstanding at beginning of year                       609,100   586,600    597,200
Granted                                                105,000    50,000    589,000
Cancelled                                              (21,500)  (27,000)  (599,600)
Exercised at $.01 to $.75 per share                    (51,700)     (500)     --
                                                        -------  -------    -------
Outstanding at end of year                             640,900   609,100    586,600
                                                       =======   =======    =======
Exercisable at end of year                             418,300   201,826     58,600
                                                       =======   =======     ======
Exercise prices per share at end of year               $.01 to   $.60 to    $.60 to
                                                        $6.25     $6.25      $6.25
                                                        =====     =====      =====
Reserved for future grants at end of year              506,900   590,400    613,400
                                                       =======   =======    =======

    On April 27, 1994, the Company repriced 512,000 options issued to employees and directors by issuing new options in exchange for their old options. The new option price was set at the then current market price of $.75 per share and the new options will vest over two to three years.

    The 1991 Plan options are exercisable for a period of seven years from the date of issuance and certain options contain a net exercise provision. As of June 30, 1996, no stock awards or purchase rights have been granted under the 1991 Plan.

  Other Stock Options and Warrants

    On September 6, 1990, the Company's Board of Directors granted non-qualified stock options to purchase 450,000 shares of common stock at a price of $.875 per share through September 2000, all of which are currently exercisable by a former director of the Company. In January 1993, the Company granted an option to purchase 20,000 shares of common stock at a price of $5.25 per share exercisable through January 15, 1999.

    On November 20, 1995, the Company entered into a one-year investment banking agreement with the underwriter of the Company's prior public offerings. As compensation for services, the Company granted a warrant to purchase 400,000 shares of common stock at an exercise price of $2.50 per share. The warrant is exercisable through November 20, 2000. The shares underlying the warrant were registered on a Form S-3 registration statement declared effective on March 29, 1996.

                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


8. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS -- (Continued)

  Common Stock Reserved

    The Company has reserved common stock at June 30, 1996 as follows:

                                                                           NUMBER OF
                                                                            SHARES
                                                                            ------
Convertible note payable                                                   1,234,000
1992 public offering warrants                                              1,560,260
Private placement agents' warrants                                            68,328
Stock option plans                                                         1,367,800
Other stock options                                                          470,000
Investment banker's warrant                                                  400,000
                                                                             -------
   Total                                                                   5,100,388
                                                                           =========


    The number of shares of common stock reserved in connection with the convertible note payable is subject to adjustment (see Note 4.)

9. REVENUES

Product Sales

    During the years ended June 30, 1996 and 1995, the Company's sales to foreign customers amounted to 36% and 42% of total revenues, respectively. Sales to one foreign customer amounted to 23% of total revenues during the year ended June 30, 1996 and sales to a different foreign customer amounted to 27% of total revenues during the year ended June 30, 1995. A summary of sales by geographic area is as follows:

                                                           YEARS ENDED JUNE 30,
                                                           --------------------
                                                             1996        1995
                                                             ----        ----
Far East and Asia                                          $183,706    $ 185,997
United States                                                18,877       39,860
Europe                                                        8,466       16,462
Other                                                         9,696        5,234
                                                              -----        -----
                                                           $220,745     $247,553
                                                           ========     ========

    A summary of sales by product is as follows:


                                                           YEARS ENDED JUNE 30,
                                                           --------------------
                                                             1996        1995
                                                             ----        ----
MycoDot (tuberculosis antibody detection)                  $201,428    $ 201,145
MycoDyn Uritec (tuberculosis therapy compliance test)        19,204       20,256
Other                                                           113       26,152
                                                             ------       ------
                                                           $220,745     $247,553
                                                           ========     ========

    The Company's MycoDot product is manufactured on a contract basis by one company located in India. A change in the contract manufacturer could cause a delay in production and result in a possible loss of sales.

  Contract Revenues

    The Company had a contract with the U.S. Government which amounted to approximately 32% of total revenues during the year ended June 30, 1994.

                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


9. REVENUES -- (CONTINUED)

  License Fees And Royalties

    During the year ended June 30, 1994, the Company received $273,750 in full satisfaction of all minimum royalties due under an agreement in which it granted world-wide licenses to manufacture and sell certain diagnostic tests. Revenue under this agreement was 63% of total revenues for the year ended June 30, 1994.

    In May 1994, the Company received a non-refundable payment of $25,000 for entering into a letter of intent relating to a distribution agreement for its MycoDot diagnostic test.

    During the year ended June 30, 1995, the Company entered into an agreement where it granted a third party the right to evaluate licensing the Company's smoking cessation technology on an exclusive worldwide basis, except for Europe. In return, the Company received a $500,000 fee, $250,000 of which was refundable should the Company license its smoking cessation technology to a different party prior to October 15, 1995. On July 13, 1995, the third party informed the Company that it would not exercise its right to license the technology at this time. Revenues earned under this agreement were approximately 45% and 50% of total revenues for the years ended June 30, 1996 and 1995, respectively.

    License fee revenue for the year ended June 30, 1996 includes $250,000 related to the smoking cessation technology mentioned above, $60,000 for certain rights to manufacture and sell the Company's MycoAKT latex agglutination products, and $25,000 for exclusive MycoDot distribution rights in Japan.

10. EMPLOYEE BENEFIT PLAN

    The Company has a Section  401(k) Profit  Sharing Plan (the "401(k)  Plan").
Employees who have attained the age of 21 may elect to reduce their current compensation, subject to certain limitations, and have that amount contributed to the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan up to 25% of employee compensation, subject to certain limitations. Employee contributions to the 401(k) Plan are fully vested at all times and all Company contributions become vested over a period of six years. The Company made no contributions to the 401(k) Plan during the years ended June 30, 1996, 1995 and 1994.

11. DISCONTINUED OPERATIONS

    The Company sold the assets of its fluid systems consulting business on May 6, 1994. A summary of the loss on disposal is as follows:

Net proceeds on sale                                                         $153,752
Book values of assets sold:
   Accounts receivable                                                        (92,373)
   Recoverable amounts on long-term contracts                                 (45,871)
   Property and equipment                                                     (28,915)
                                                                              -------
Loss on disposal                                                             $(13,407)
                                                                             ========

    A summary of the loss from operations of the fluid systems consulting business for the year ended June 30, 1994 is as follows:

Contract revenues                                                             $502,057
Contract costs                                                                 288,480
Selling, general and administrative expenses                                   215,115
                                                                               -------
Loss from operations                                                         $  (1,538)
                                                                             =========

                                  DYNAGEN, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


12. SUBSEQUENT EVENTS

    On July 24, 1996, the Board of Directors granted stock options outside of the 1989 and 1991 stock option plans to purchase 660,000 shares of common stock at an exercise price of $1.94 per share through July 24, 2003 to two new directors. The options vest over a three-year period.

    On August 5, 1996, the Board of Directors voted to recommend to the stockholders that the Company increase the number of authorized shares of common stock from 40,000,000 to 60,000,000 shares and approved an amendment to the 1991 Stock Plan increasing the number of shares reserved for issuance thereunder from 1,200,000 to 2,200,000 shares, subject to stockholder approval.

    On August 19, 1996, the Company purchased for $550,000 the tablet business assets of Able Laboratories, Inc. In addition, the Company assumed the sellers' obligations under a lease for a manufacturing facility. Under the lease, the Company will pay rent of $21,965 per month plus certain expenses through March 31, 2000.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    At June 30, 1996, the Company's financial instruments include investment securities which are carried at fair value (see Note 2), notes receivable (see
Note 6) and a convertible note payable (see Note 4). The carrying value of the notes receivable approximate their fair value as these instruments bear interest at market rates and mature in less than one year. The fair value of the convertible note payable is approximately $2,985,000 based on the fair value of the common stock issuable on conversion of the note.

14. QUARTERLY DATA (Unaudited)

    Summaries of operating results on a quarterly basis are as follows:


                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                  1996                                     1995
                                                  ----                                     ----
                                  FOURTH    THIRD     SECOND    FIRST     FOURTH     THIRD    SECOND     FIRST
                                 QUARTER   QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER
                                 -------   -------   -------   -------   -------    -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net product sales                $    70   $    93   $    39   $    19   $    25   $    154  $     41  $      28
License fees and royalties            25        35        25       250     --           250     --         --
                                 -------   -------   -------   -------   -------   --------   -------   --------
   Total revenues                     95       128        64       269        25        404        41         28
                                 -------   -------   -------   -------   -------   --------   -------   --------
Cost of sales                         22        46        21         8        14         76        24         20
Research and development           1,230       852       566       470       420        340       434        524
Selling, general and
  administrative                     616       880       618       571       462        499       588        435
                                 -------   -------   -------   -------   -------   --------   -------   --------
   Total costs and expenses        1,868     1,778     1,205     1,049       896        915     1,046        979
                                 -------   -------   -------   -------   -------   --------   -------   --------
Operating loss                    (1,773)   (1,650)   (1,141)     (780)     (871)      (511)   (1,005)      (951)
Other income, net                     74        62        57        54        70         69        75         82
                                 -------   -------   -------   -------   -------   --------   -------   --------
   Net loss                      $(1,699)  $(1,588)  $(1,084)  $  (726)  $  (801)   $  (442)  $   (930) $   (869)
                                 =======   =======   =======   =======   =======    =======   ========  ========
Net loss per share               $  (.06)  $  (.06)  $  (.05)  $  (.03)  $  (.04)   $  (.02)  $   (.04) $   (.04)
                                 =======   =======   =======   =======   =======    =======   ========  ========
Weighted average shares
  outstanding                     27,288    26,062    22,628    21,808    21,195     21,175     21,175    21,175
                                  ======    ======    ======    ======    ======     ======     ======    ======


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The current directors and executive officers of the Company, their ages and their positions held in the Company are as follows:


            NAME                    AGE                  POSITION
            ----                    ---                  --------
Dhananjay G. Wadekar(1)              42    Chairman of the Board, Executive Vice
                                            President and Director
Dr. Indu A. Muni(1)                  53    President, Chief Executive Officer, Treasurer
                                             and Director
Dr. F. Howard Schneider              57    Senior Vice President -- Technology and
                                             Director
Dr. Ian R. Ferrier(2)(3)             53    Director
Steven Georgiev(2)(3)                61    Director
Peter J. Mione                       49    Vice President -- Clinical and
                                            Regulatory Affairs
Theodore A. Olsson                   42    Vice President -- Corporate Development

- ----------
(1) Member of the Stock Option Committee.
(2) Member of the Audit Committee.
(3)  Member of the Executive  Compensation  Committee,  which was established on
     July 24, 1996.

    The By-laws of the Company provide for the annual election of the Board of Directors. All Directors of the Company are elected to hold office until the next annual meeting of Stockholders, and until their successors have been duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

    DHANANJAY G. WADEKAR. Mr. Wadekar is a co-founder of the Company and has served as a director of the Company since inception and as Chairman of the Board and Executive Vice President of the Company since November 1991. In addition, he served as the Chairman, Chief Executive Officer and Treasurer of the Company from its inception until July 1990 and as a consultant to the Company during the period July 1990 to October 1991. Since April 1996, Mr. Wadekar has served as a director of CSL Lighting Manufacturing, Inc., a publicly traded manufacturer of high-end lighting fixtures. Mr. Wadekar was a director of Holometrix, Inc., a publicly traded thermal instrumentation company which he founded, from 1985 until November 1994.

    DR. INDU A. MUNI. Dr. Muni is a co-founder of the Company and has served as President and a director of the Company since inception and as Chief Executive Officer and Treasurer since July 1990. From May 1988 to November 1988, Dr. Muni served as Vice President of Biomaterial and Environmental Science and Engineering for Holometrix, Inc., a publicly traded thermal instrumentation company. Between July 1987 and May 1988, Dr. Muni provided biological consulting services to pharmaceutical and biotechnology companies as an independent consultant. From February 1981 to July 1987, Dr. Muni served as Executive Vice President of Bioassay Systems Corporation, a publicly traded provider of contract research and development services in the areas of pharmaceutical and diagnostic systems.

    DR. F. HOWARD SCHNEIDER. Dr. Schneider has served as a director of the Company since September 1989, was Chairman of the Board of the Company from July 1990 until February 1991 and became Senior Vice President -- Technology effective June 1991. Dr. Schneider was previously a partner and Senior Vice President of Bogart Delafield Ferrier, Inc. ("Bogart Delafield Ferrier"), a healthcare consulting firm that provides strategic consulting services to pharmaceutical and biotechnology companies. Dr. Schneider participated in the management buyout of Bogart Delafield Ferrier from its parent corporation, McCann Healthcare Group, a subsidiary of Inter Public Group.


    DR. IAN R. FERRIER. Dr. Ferrier has served as a director of the Company since July 1996. In 1982, he founded Bogart Delafield Ferrier. Dr. Ferrier has served as Chief Executive Officer of Bogart Delafield Ferrier since 1982 and as Chairman since 1989. He earned a medical degree from Edinburgh University and specialized in clinical pharmacology during postgraduate training. Prior to founding Bogart Delafield Ferrier, he held various clinical research and management positions with ICI Pharmaceuticals, Kalipharma Inc., and the Tech America Group. He serves as a director on the board of NASTECH Pharmaceuticals Co., Inc., a publicly traded company, and on the boards of several privately held biotechnology and pharmaceutical companies.

    STEVEN GEORGIEV. Mr. Georgiev has served as a director of the Company since July 1996. Since November 1993, he has been Chief Executive Officer of Palomar Medical Technologies, Inc. ("Palomar"), a publicly traded Massachusetts firm specializing in medical applications of lasers, and from November 1993 until August 1994 he was also President of Palomar. Mr. Georgiev was a consultant to Palomar's predecessor, Dymed Corporation, from June 1991 until Palomar's September 1991 merger with Dymed Corporation, at which time he became Palomar's Chairman of the Board of Directors. Mr. Georgiev has been a director of Excel Technology, Inc., a publicly traded laser system and electro-optical component company, since October 1992, and of XXSYS Technology, Inc. since June 1994. Mr. Georgiev earned a B.S. degree in Engineering Physics from Cornell University and a M.S. in Management from the Massachusetts Institute of Technology.

    PETER J. MIONE. Mr. Mione has served the Company as Vice President -- Clinical and Regulatory Affairs since November 1991 and initially as Manager of Regulatory Affairs from May 1989 to October 1991. Mr. Mione is responsible for monitoring clinical studies, preparation of protocols, and submission of data on the Company's proposed products to the FDA for approval. Prior to joining the Company, Mr. Mione was an independent consultant from October 1988 to April 1989 and served as Administrative Coordinator at Toxikon Corp. (from 1987 to 1988), a company providing toxicology study services. Prior thereto, Mr. Mione was Director of Regulatory Compliance at Genus Diagnostics, a manufacturer of diagnostic kits.

    THEODORE A. OLSSON. Mr. Olsson has served as Vice President -- Corporate Development since August 1996, and initially served as Director, Polymer Products from November 1993 to August 1996. Mr. Olsson is currently responsible for the day-to-day operations at Able Prior to joining the Company, Mr. Olsson served as Senior Consultant and Unit Manager for Arthur D. Little, Inc. from July 1990 to November 1993. Mr. Olsson has a Bachelor of Science degree in Biochemistry from the University of Massachusetts, Amherst.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Company believes that during fiscal 1996 all of its officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

SIGNIFICANT EMPLOYEES

    The Company also relies on the services of the following significant employees:

    DR. NICOLAE ISTRATE, age 52, has served as Section Leader, Immunology since September 1991 and as Senior Research Immunologist for the Company since April 1990, and as a Consultant to the Company for six months prior to that time. From December 1988 to October 1989, Dr. Istrate was the Director of the Hybridoma Laboratory for Cambridge Medical Technology Corporation of Billerica, Massachusetts where his responsibilities included the establishment of a monoclonal antibody laboratory and research in diagnostic methods and testing. From March 1987 to September 1988, Dr. Istrate was Manager of the Departmental Laboratory for Swine and Bovine Viral Vaccines in Timisoara, Romania, where he developed methods for viral diagnosis and viral vaccines. Dr. Istrate holds a Doctorate Degree in Veterinary Medicine and a Ph.D. in Microbiology from the Faculty of Veterinary Medicine in Bucharest, Romania.

    DR. SARASWATHY V. NOCHUR, age 37, became Director -- Diagnostic Products in February 1994 and previously served the Company as Product Manager -- Diagnostic Reagents from July 1991 to February 1994 and as Research Scientist from July 1989 to June 1991. Dr. Nochur initially served the Company as a consultant from March 1989 to July 1989. From October 1983 to December 1988, Dr. Nochur
conducted research in connection with her doctoral dissertation at the Massachusetts Institute of Technology on the deregulation of cellulase and the optimization of ethanol production from cellulose. From 1982 to 1983, she was employed by Hoechst Pharmaceuticals where her work involved the development of immunodiagnostic products based on polyclonal antibody detection systems.

    DENNIS R. BILODEAU, CPA, age 39, has served as Controller for the Company since July 1992. Prior to joining the Company, Mr. Bilodeau was a self employed CPA from January 1992 to July 1992. From May 1990 to December 1991, Mr. Bilodeau was a senior supervisor at Siegfried and Associates, Certified Public Accountants. Mr. Bilodeau was a financial recruiter for Romac & Associates from May 1989 to April 1990. From July 1985 to May 1989, Mr. Bilodeau was Controller at SD-Scicon, Inc., a computer software design company.

    CYNTHIA A. KILEY, age 36, has served the Company since inception, most recently as Director, Human Resources. She was Manager of Administrations from May 1992 to September 1993 and prior to that served as Office Manager. Ms. Kiley was Manager of Publications for Holometrix, Inc. from May 1988 to February 1989. From 1984 to May 1988, Ms. Kiley was responsible for publications management for Dynatech Scientific, Inc. Ms. Kiley received her Bachelor of Arts Degree in Biology from Emmanuel College.

SCIENTIFIC ADVISORY BOARD

    To provide scientific guidance to the Company's product development programs, as well as assistance in recruiting employees and collaborators, the Company works with a network of experts who serve as consultants to the Company. Each consultant has entered into a consulting agreement with the Company. These consulting agreements typically specify the compensation to be paid to the consultant and require that all information about the Company's products and technology be kept confidential. Most of the consultants are employed by employers other than the Company and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. The consultants have agreed, however, not to provide any services to any other entities that might conflict with the services that they provide the Company. Members of the Company's Scientific Advisory Board offer consultation on specific issues encountered by the Company.

    The current members of the Scientific Advisory Board are:

    DR. F. HOWARD SCHNEIDER, Chairman of the Scientific Advisory Board, Senior Vice President -- Technology and Director.

    DR. JUDITH K. OCKENE, Professor of Medicine and Director of the Division of Preventive and Behavioral Medicine at the University of Massachusetts Medical School in Worcester, MA. Dr. Ockene has served as a member of the Advisory Committee and Scientific Editor of Surgeon General's Reports on Smoking and Health.

    DR. LEE B. REICHMAN, Director of the New Jersey Medical School National Tuberculosis Center and Professor of Medicine, Preventive Medicine and Community Health at the University of Medicine and Dentistry of New Jersey. Dr. Reichman is a leading expert on tuberculosis.

    DR. THOMAS J. RYAN, Former Chief of Cardiology at The University Hospital in Boston. Dr. Ryan is a past President of the American Heart Association.

    DR. SAUL TZIPORI, Professor and Division Head in Infectious Diseases at Tufts University School of Veterinary Medicine and Professor of Medicine at New England Medical Center in Boston. Dr. Tzipori is a past Associate Director of the International Center for Diarrheal Disease Research in Bangladesh.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Directors were not compensated during the fiscal year ended June 30, 1996 for attending meetings of the Board of Directors. The Company has since instituted a policy of paying directors who are not employees of the Company a participation fee of $1,000 for each meeting of the Board of Directors attended and for each committee meeting attended, up to a maximum of $1,000 per calendar day, regardless of how may meetings occur on one day. All directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings and other services as directors. Directors are entitled to receive stock options under the 1991 Stock Plan and the 1989 Stock Option Plan. To date, Mr. Wadekar and Dr. Muni have received no options, and Dr. Schneider has received options to purchase a total of 310,000 shares of the Company's Common Stock under the 1991 Stock Plan and 1989 Stock Option Plan. In addition, the Board of Directors granted to Dr. Ferrier and Mr. Georgiev options to purchase 330,000 shares each, which options were granted outside of the 1991 Stock Plan and 1989 Stock Option Plan. The Company's Stock Option Committee, which administers the Company's 1989 Stock Option Plan and 1991 Stock Plan, has a general policy of awarding stock options at not less than fair market value at the date of grant, and options generally vest over 2, 3 or 4 years. During the fiscal year ended June 30, 1996, however, the Stock Option Committee awarded stock options to Dr. Schneider and certain other officers of the Company at an exercise price of $.01, which options were fully vested on the date of grant.

EXECUTIVE COMPENSATION COMMITTEE

    Although the Board of Directors did not have a compensation committee during the fiscal year ended June 30, 1996, on July 24, 1996, the Board established an Executive Compensation Committee, of which Dr. Ferrier and Mr. Georgiev are the members. The Executive Compensation Committee will review and set cash and non-cash compensation for Dr. Muni and Mr. Wadekar and will provide guidance to the Board of Directors and the Stock Option Committee on the cash and non-cash compensation payable to other officers and employees of the Company.

SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended June 30, 1996, 1995 and 1994, of those persons who were at June 30, 1996 (i) the chief executive officer and (ii) each other executive officer of the Company whose annual compensation exceeded $100,000 (the "Named Officers"):

                                                                                     LONG-TERM
                                                                                  COMPENSATION(2)
                                                                                  ---------------
                                                   ANNUAL COMPENSATION(1)              AWARDS
                                                   ----------------------              ------
                                                                                     NUMBER OF
                                    FISCAL   SALARY    BONUS     OTHER ANNUAL         OPTIONS/          ALL OTHER
   NAME AND PRINCIPAL POSITION       YEAR      ($)      ($)    COMPENSATION ($)       SARS (#)      COMPENSATION ($)
   ---------------------------       ----      ---      ---    ----------------       --------      ----------------
DR. INDU A. MUNI  ...............    1996    115,500      --           --               --                 304(3)
  President, Chief Executive         1995    115,500      --           --               --                 304(3)
  Officer and Treasurer              1994    112,875      --           --               --                 304(3)
DHANANJAY G. WADEKAR  ...........    1996    115,500      --           --               --                 304(3)
  Chairman of the Board and          1995    115,500      --           --               --                 304(3)
  Executive Vice President           1994    112,875      --           --               --                 304(3)
DR. F. HOWARD SCHNEIDER .........    1996    115,500      --           --             10,000               304(3)
  Senior Vice President --           1995    115,500      --           --               --                 304(3)
  Technology                         1994    112,875      --           --            150,000(4)         15,476(5)


- ----------
(1) Excludes  perquisites  and other  personal  benefits,  the aggregate  annual amount of which for each  officer was less than the lesser of $50,000 or 10%
    of the total salary and bonus reported.

(2) The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long-term incentive plan payouts during the fiscal years ended June 30, 1996, 1995 and 1994.

(3) Amount represents the dollar value of group-term life insurance premiums paid by the Company for the benefit of the Named Officer.

(4) The Company repriced certain of Dr. Schneider's outstanding options in Fiscal 1994 as follows: Options to purchase 150,000 shares granted in July
    1992 at an exercise price of $5.25 were canceled in exchange for options to purchase 150,000 shares at an exercise price of $.75 per share, the fair market value of the Company's Common Stock on the date of exchange, April
    27, 1994.

(5) Amount is comprised of: (i) $15,172 representing forgiveness from repayment of a loan owed to the Company by Dr. Schneider and (ii) $304 representing the dollar value of group-term life insurance premiums paid by the Company for the benefit of Dr. Schneider.


OPTIONS/SAR GRANTS TABLE

    The following table sets forth each grant of stock options made during the year ended June 30, 1996 to each of the Named Officers:





                                                  INDIVIDUAL GRANTS
                                                  -----------------
                                                                                                POTENTIAL REALIZABLE
                                             % OF TOTAL                                           VALUE AT ASSUMED
                                NUMBER OF     OPTIONS                  MARKET                      ANNUAL RATES OF
                                SECURITIES   GRANTED TO               PRICE ON                 STOCK PRICE APPRECIATION
                                UNDERLYING   EMPLOYEES    EXERCISE     DATE OF                  FOR OPTION TERM(2)
                                 OPTIONS     IN FISCAL      PRICE       GRANT     EXPIRATION   -------------------------
            NAME                GRANTED(1)      YEAR      ($/SHARE)   ($/SHARE)      DATE      0% ($)   5% ($)   10%($)
            ----                ----------      ----      ---------   ---------      ----      ------   ------   ---
Dr. Indu A. Muni                    --           --          --          --           --         --       --      --
Dhananjay G. Wadekar                --           --          --          --           --         --       --      --
Dr. F. Howard Schneider           10,000        18.2        0.01        3.19        2/02/03    31,800   44,787   62,064


- ----------

(1) All options granted are reflected in the Summary Compensation Table, were granted on February 2, 1996 and were fully exercisable immediately upon grant.

(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (0%, 5% and 10%) on the market value of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

OPTION EXERCISES AND FISCAL YEAR END VALUES

    Presented below is further information with respect to unexercised stock options to purchase the Company's Common Stock held by each Named Officer as of June 30, 1996. None of the Named Officers exercised any stock options during fiscal 1996.


                                            NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                               OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                              JUNE 30, 1996 (#)             JUNE 30, 1996 ($)
                                              -----------------             -----------------
                 NAME                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                 ----                    -----------   -------------   -----------    -------------
Dr. Indu A. Muni                             --              --            --              --
Dhananjay G. Wadekar                         --              --            --              --
Dr. F. Howard Schneider                    200,000         60,000        332,400        101,250


   Stock Plans. The Company currently maintains two employee stock plans: the 1989 Stock Option Plan and the 1991 Stock Plan. Each plan is administered by the Stock Option Committee of the Board of Directors. The 1991 Stock Plan currently provides for the grant of incentive stock options, non-qualified options, awards and authorizations to purchase up to 1,200,000 shares of Common Stock. At the Annual Meeting of Stockholders of the Company, the stockholders will consider and vote upon a proposal to approve an amendment to the 1991 Stock Plan to increase the number of shares of Common Stock authorized to be issued thereunder from 1,200,000 to 2,200,000 shares and to permit grants thereunder to comply with Section 162(m) of the Internal Revenue Code. The terms of options issued under the 1991 Stock Plan, including number of shares, exercise price, duration and vesting, are generally determined by the Stock Option Committee. As of June 30, 1996, options to purchase a total of 640,900 shares of Common Stock were outstanding under the 1991 Stock Plan, of which options for 418,300 shares were then exercisable, and 506,900 shares of Common Stock were reserved for future option grants.

    The 1989 Stock Option Plan provides for the grant of incentive stock options and non-qualified options to purchase up to an aggregate of 600,000 shares of Common Stock to the Company's employees, officers, directors and consultants. The terms of such options, including number of shares, exercise price, duration and vesting, are generally determined by the Stock Option Committee. As of June 30, 1996, options to purchase a total of 220,000 shares of Common Stock were outstanding under the 1989 Stock Option Plan, of which options for 197,500 shares were then exercisable, and no shares of Common Stock were reserved for future option grants.

BOARD OF DIRECTORS AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE
COMPENSATION

    The Company's executive compensation program was administered by the Board of Directors during fiscal 1996. The Board of Directors' informal executive compensation philosophy (which applies generally to all of the Company's management) considers a number of factors, which may include providing levels of compensation competitive with companies at a comparable stage of development and in the Company's geographic area, recognizing the overall cost of living in the Company's geographical region, integrating management's pay with the achievement of performance goals, rewarding above average corporate performance, recognizing and providing incentive for individual initiative and achievement, and promoting a cooperative spirit among the executive officers of the Company. Senior management's compensation is weighted more heavily toward compensation contingent upon the Company's achieving certain business objectives. The Board of Directors also endorses the position that equity ownership by management is beneficial in aligning management's and stockholders' interest in the enhancement of stockholder value by providing management with longer-term incentives. Accordingly, compensation structures for management generally include a combination of salary and stock options.

    In setting cash compensation for Dr. Muni and Mr. Wadekar and reviewing and approving the cash compensation for all other executive officers, the Board of Directors reviews salaries for all executive officers annually. The Board of Directors' policy is to fix base salaries at levels comparable to the amounts paid to senior executives with comparable qualifications, experience and responsibilities at other companies of similar size and engaged in a similar business to that of the Company in the metropolitan Boston area (which together comprise a subset of the Company's Peer Group Index referred to in the Performance Graph below). In addition, the base salaries take into account the Company's relative performance as compared to these companies and the attainment of certain planned objectives. The Company believes the present compensation for its executive officers is comparable to these similarly situated companies.

    The cash compensation program for Dr. Muni and Mr. Wadekar is designed to reward performance that enhances stockholder value. The cash compensation package is comprised only of base pay as a function of the several factors mentioned above. Dr. Muni and Mr. Wadekar have not been issued any stock options. As co-founders of the Company, each of Dr. Muni and Mr. Wadekar have an appreciable share of the Company's outstanding Common Stock. As a result, the Board of Directors currently believes that in the near term, Dr. Muni's and Mr. Wadekar's equity interests are sufficiently aligned with the Company's stockholders with respect to the goal of enhancing stockholder value.

    Incentive-based compensation is an integral part of the overall compensation package of the remaining members of the executive group. Incentive compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees, to encourage the executive officers and other employees to remain with the Company and to enable them to develop and maintain a stock ownership position in the Company's Common Stock. The Company's 1989 Stock Option Plan and 1991 Stock Plan, administered by the Stock Option Committee (of which Dr. Muni and Mr. Wadekar are the only members), have been used for the granting of stock options to eligible employees, including executive officers. Because some of the Company's products are still in a developmental stage and the Company is only beginning to sell certain of its products, the Stock Option Committee has granted stock options to all employees, officers and directors of the Company in order to foster a spirit of cooperation and common purpose in making the Company a successful enterprise.

    During fiscal 1996, the Stock Option Committee granted options to purchase 55,000 shares of Common Stock to the directors, officers and employees of the Company. Options generally become exercisable based upon a vesting schedule tied to years of future service to the Company. The value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's Common Stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees. The Stock Option Committee has granted options in order to motivate these employees to maximize stockholder value. Generally, options granted to officers and employees vest over 2, 3 or 4 years and expire after a 7 or 10-year period. In addition, the Stock Option Committee has a general policy of awarding stock options at not less than the fair market value at the date of grant in order to reward executives and other employees only to the extent that the stockholders also benefit through appreciation in the value of the Company. On February 2, 1996, however, the Stock Option Committee granted immediately exercisable options to purchase 55,000 shares of Common Stock to certain officers of the Company at an exercise price of $0.01 per share. In addition, the Board of Directors awarded 117,250 shares of Common Stock, outside of the 1991 Stock Plan and the 1989 Stock Option Plan, as a bonus to a number of employees of the Company. The Common Stock and stock option awards were made to recognize the past performance of all employees and to provide an incentive to all employees to remain with the Company. The Board of Directors believes that these awards foster a spirit of common purpose towards making the corporation a successful enterprise.

    Options granted to employees are based on such factors as individual initiative, achievement and performance. In making specific grants to executives, the Stock Option Committee evaluates each officer's total equity compensation package. The Stock Option Committee generally reviews the option holdings of each of the executive officers including vesting and exercise price and the then current value of such unvested options. The Stock Option Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company's stockholders.

    The Board of Directors is satisfied that the executive officers of the Company are dedicated to achieving significant improvements in the long-term financial performance of the Company and that the compensation policies and programs implemented and administered have contributed and will continue to contribute towards achieving this goal.

    This report has been submitted by the members of the Board of Directors and the Stock Option Committee:

                             DR. INDU A. MUNI
                          DR. F. HOWARD SCHNEIDER
                           DHANANJAY G. WADEKAR







                                PERFORMANCE GRAPH

    The following graph compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on June 30, 1991 in each of (i) the Company's Common Stock, (ii) The Nasdaq Stock Market Index of U.S. Companies ("Nasdaq Index"), and (iii) the Nasdaq Pharmaceutical Stock Index ("Peer Group Index"). The Peer Group Index reflects the performance of all corporations that are members of the pharmaceutical industry with 2830 as their Primary Standard Industrial Classification Code Number. The values of all three indexes are set at $100 as of June 30, 1991 and are plotted as of the end of each fiscal quarter through the most recent fiscal year end.


                     DYNAGEN, INC. STOCK PERFORMANCE GRAPH
                                    FY 1996

DATE                NASDAQ-US           PEER GROUP INDEX         DYNAGEN, INC.
- ----                ---------           ----------------         -------------
6/30/91                 100                     100                     100
9/30/91                 112                     138                      93
12/31/91                125                     171                      82
3/31/92                 129                     148                     106
6/30/92                 120                     125                      82
9/30/92                 125                     117                      74
12/31/92                146                     143                      64
3/31/93                 148                     103                      75
6/30/93                 151                     108                      67
9/30/93                 164                     117                      52
12/31/93                168                     127                      41
3/31/94                 160                     104                      12
6/30/94                 153                      91                       9
9/30/94                 165                     102                      19
12/30/94                163                      96                      26
3/31/95                 178                     103                      36
6/30/95                 204                     120                      59
9/30/95                 228                     150                      51
12/31/95                231                     175                      29
3/31/96                 242                     182                      36
6/30/96                 261                     177                      32

                          JUNE 30, 1991   JUNE 30, 1992   JUNE 30, 1993    JUNE 30, 1994   JUNE 30, 1995   JUNE 30, 1996
                          -------------   -------------   -------------    -------------   -------------   -------------
DYNAGEN, INC.                  $100            $ 82           $  67           $   9           $  59           $  32
NASDAQ INDEX                    100             120             151             153             204             261
PEER GROUP                      100             125             108              91             120             177

EMPLOYMENT AND CONSULTING AGREEMENTS

    The Company has entered into employment agreements with Dr. Muni, the Company's President, Chief Executive Officer and Treasurer, Mr. Wadekar, the Company's Chairman of the Board and Executive Vice President, and Dr. Schneider, the Company's Senior Vice President -- Technology. Dr. Muni's agreement expires in August 1997, and Mr. Wadekar's and Dr. Schneider's agreements expire in October 1997. Under the agreements, Dr. Muni, Mr. Wadekar and Dr. Schneider were paid annual base salaries of $115,500, effective October 1, 1993.

    Effective July 1, 1996, the Executive Compensation Committee increased Dr. Muni and Dr. Wadekar's annual base salaries to $145,000.


    In addition,  Dr. Muni, Mr. Wadekar and Dr.  Schneider have each agreed that
(i) during his respective period of employment with the Company and for a period of one year thereafter, he will not engage in any business activity engaged in or under development by the Company and (ii) for a period of three years following his respective period of employment, he will not engage in any activities for any direct competitor similar or related to those activities engaged in during the preceding two years of employment with the Company. In the event the Company terminates Dr. Muni's, Mr. Wadekar's or Dr. Schneider's employment without cause, the Company is obligated to pay to him an amount equal to three months base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company did not have a Compensation Committee during fiscal 1996. The Board of Directors and the Stock Option Committee were responsible for determining compensation of executive officers of the Company. During fiscal 1996, Drs. Muni and Schneider and Mr. Wadekar served on the Board of Directors. None of these three officers was present during discussion of and abstained from voting with respect to his own compensation as an executive officer of the Company. The Stock Option Committee, of which Dr. Muni and Mr. Wadekar are members, did not grant any options to Dr. Muni or Mr. Wadekar during fiscal 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of September 23, 1996, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors; (iii) the chief executive officer and each Named Officer; and (iv) all directors and executive officers as a group. Except as otherwise indicated, to the knowledge of the Company, the persons listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                                             SHARES       PERCENTAGE OF
                                                                          BENEFICIALLY     OUTSTANDING
                       NAME OF BENEFICIAL OWNER                               OWNED      COMMON STOCK(1)
                       ------------------------                               -----      ---------------
Dhananjay G. Wadekar                                                        1,651,250           5.8%
  99 Erie Street
  Cambridge, Massachusetts 02139

Dr. Indu A. Muni                                                            1,437,250           5.0%
  99 Erie Street
  Cambridge, Massachusetts 02139

Dr. F. Howard Schneider(2)                                                    270,000             *
  99 Erie Street
  Cambridge, Massachusetts 02139

Dr. Ian R. Ferrier                                                                  0             0%
  c/o Bogart Delafield Ferrier, Inc.
  North Tower, 5th Floor
  49 Headquarters Plaza
  Morristown, New Jersey 07960

Steven Georgiev                                                                     0             0%
  c/o Palomar Medical Technologies, Inc.
  66 Cherry Hill Drive
  Beverly, Massachusetts 01915
All Directors and Executive Officers as a group (7 persons)(3)              3,461,375          12.0%


- ----------
 *  Indicates less than 1%.

(1) As of September 23, 1996, there were 28,661,412 shares of the Company's Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission (the "Commission"), shares of Common Stock that an individual or group has a right to acquire on or before November 22, 1996 (i.e., within 60 days after September 23, 1996) pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon information furnished by such stockholder.


(2) Includes 200,000 shares issuable to Dr. Schneider pursuant to immediately exercisable stock options. Does not include 100 shares owned by Dr. Schneider's wife, of which he disclaims any beneficial interest or control.

(3) Includes 279,875 shares issuable pursuant to immediately exercisable stock options. Does not include 100 shares owned by Dr. Schneider's wife of which he disclaims any beneficial interest or control.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In fiscal 1996, the Company entered into a strategic marketing relationship for certain of the Company's technologies with Bogart Delafield Ferrier. In connection with this relationship, the Company paid to Bogart Delafield Ferrier $30,000 in fees plus $2,377 for expenses. Bogart Delafield Ferrier is also entitled to royalties of 1 1/2% of the dollar value of any transaction with respect to certain of the Company's technologies initiated with a pharmaceutical or managed care company between March 12, 1996 and September 30, 1996. No such transaction was initiated during this time period. Dr. Ferrier, who became a director of the Company in July 1996, is Chief Executive Officer and Chairman of Bogart Delafield Ferrier.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    1. Financial Statements:

       The following financial statements are filed as part of this report:

           Independent Auditors' Report

           Balance Sheets -- June 30, 1996 and 1995

           Statements of Loss -- Years Ended June 30, 1996, 1995 and 1994

           Statements of Changes in Stockholders' Equity -- Years Ended June 30, 1996, 1995 and 1994

           Statements of Cash Flows -- Years Ended June 30, 1996, 1995 and 1994

           Notes to Financial Statements

    2. Financial Statement Schedules:

       No financial statement schedules have been included as part of this report because they are either not required or the information is otherwise included.

    3. List of Exhibits:

       The following exhibits, required by Item 601 of Regulation S-K, are filed as a part of this Annual Report on Form 10-K. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

 EXHIBIT
   NO.                                     ITEM AND REFERENCE
   ---                                     ------------------
    2a           -- Asset Purchase Agreement, dated August 9, 1996, among DynaGen, Inc., Able Acquisition
                    Corp., Able Laboratories, Inc. and Alpharma USPD Inc. (filed as Exhibit 2.1 to
                    Registrant's Form 8-K dated August 19, 1996 and incorporated by reference).

    2b           -- Product Supply Agreement, dated August 9, 1996, among DynaGen, Inc., Able Acquisition
                    Corp. and Able Laboratories, Inc. (filed as Exhibit 2.2 to Registrant's Form 8-K dated August 19, 1996 and incorporated by reference).

    3a           -- Certificate of Incorporation, as amended (filed as Exhibit 3a to Registrant's
                    Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

    3b           -- By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

    4a           -- Specimen Common Stock Certificate (filed as Exhibit 4a to Registrant's Registration
                    Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

    4b           -- Specimen Warrant Certificate (filed as Exhibit 4b to Registrant's Registration
                    Statement on Form S-1, No. 33-46445, and incorporated by reference).

    4c           -- Form of Warrant Agreement (filed as Exhibit 1d to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

    4d           -- Subscription Agreement between the Registrant and GFL Performance Fund Limited, dated January 31, 1996 (filed as Exhibit 4b to Registrant's Registration Statement on Form S-3 (File No. 333-1748) and incorporated herein by reference).

    4e           -- Note Purchase Agreement between the Registrant and GFL Performance Fund Limited, dated January 31, 1996 (filed as Exhibit 4c to Registrant's Registration Statement on Form S-3 (File No. 333-1748) and incorporated herein by reference).

    4f           -- Convertible Note issued by the Registrant to GFL Performance Fund Limited, dated
                    February 7, 1996 (filed as Exhibit 4d to Registrant's Registration Statement on
                    Form S-3 (File No. 333-1748) and incorporated herein by reference).


 EXHIBIT
   NO.                                     ITEM AND REFERENCE
   ---                                     ------------------


    4g           -- Registration Rights Agreement between the Registrant and GFL Performance Fund
                    Limited, dated February 7, 1996 (filed as Exhibit 4e to Registrant's Registration
                    Statement on Form S-3 (File No. 333-1748) and incorporated herein by reference).

    4h           -- Offshore Securities Subscription Agreement between the Registrant and Julius Baer
                    Securities Inc., dated February 16, 1996 (filed as Exhibit 4e to Registrant's
                    Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).

    4i           -- Offshore Securities Subscription Agreement between the Registrant and Julius Baer
                    Securities Inc., dated February 29, 1996 (filed as Exhibit 4f to Registrant's
                    Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).

    4j           -- Registration Rights Agreement between the Registrant and Julius Baer Securities
                    Inc., dated February 16, 1996 (filed as Exhibit 4g to Registrant's Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).

    4k           -- Registration Rights Agreement between the Registrant and Julius Baer Securities
                    Inc., dated February 29, 1996 (filed as Exhibit 4h to Registrant's Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).

    4l           -- Investment Banking Agreement between the Registrant and H. J. Meyers & Co., Inc., dated November 20, 1995 (filed as Exhibit 4f to Amendment No. 1 to Registrant's
                    Registration Statement on Form S-3, No. 333-1748, and incorporated herein by reference).

    4m           -- Common Stock Purchase Warrant issued by the Registrant to H. J. Meyers & Co.,
                    Inc., dated November 20, 1995 (filed as Exhibit 4g to Amendment No. 1 to Registrant's
                    Registration Statement on Form S-3, No. 333-1748, and incorporated herein by reference).

    4n           -- Form of Warrant Agent Agreement (filed as Exhibit 4g to Registrant's Registration
                    Statement on Form S-1, No. 33-71416, and incorporated by reference).

   10a*          -- 1989 Stock Option Plan, as amended (filed as Exhibit 10c to Registrant's Registration
                    Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10b*          -- Form of Incentive Stock Option Agreement under 1989 Stock Option  Plan of the
                    Registrant  (filed  as  Exhibit  4.6 to Registrant's Registration Statement on
                    Form S-8, No.33-66826, and incorporated by reference).

   10c*          -- Form of Non-Qualified Stock Option Agreement under 1989 Stock Option Plan of the
                    Registrant (filed as Exhibit 4.7 to Registrant's Registration Statement on Form
                    S-8, No. 33-66826, and incorporated by reference).

   10d*          -- 1991 Stock Plan (filed as Exhibit 10z to Registrant's Registration Statement on
                    Form S-18, No. 33-31836-B, and incorporated by reference).

   10e*          -- Form of Incentive Stock Option Agreement under 1991 Plan (filed as Exhibit 10aa to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10f*          -- Form of Non-Qualified Stock Option Agreement under 1991 Plan (filed as Exhibit
                    10bb to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and
                    incorporated by reference).

   10g*          -- Non-Qualified Stock Option Agreement dated July 24, 1996 granting a stock option to Dr. Ian Ferrier (filed herewith).

   10h*          -- Non-Qualified Stock Option Agreement dated July 24, 1996 granting a stock option to Steven Georgiev (filed herewith).

   10i*          -- Employment Agreement dated September 1, 1989 by and between the Company and Dr.
                    Indu A. Muni (filed as Exhibit 10a to Registrant's Registration Statement on Form
                    S-18, No. 33-31836-B, and incorporated by reference).

 EXHIBIT
   NO.                                     ITEM AND REFERENCE
   ---                                     ------------------

   10j*          -- Amendment 1 to Key Employment Agreement by and between DynaGen, Inc. and Indu
                    A. Muni (filed as Exhibit 10bb to Registrant's Registration Statement on Form
                    S-1, No. 33-71416, and incorporated by reference).

   10k*          -- Employment Agreement dated October 1, 1991 by and between the Company and Dr.
                    F. Howard Schneider (filed as Exhibit 10w to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10l*          -- Employment Agreement dated November 1, 1991 by and between the Company and Dhananjay
                    G. Wadekar (filed as Exhibit 10x to Registrant's Registration Statement on Form
                    S-18, No. 33-31836-B, and incorporated by reference).

   10m*          -- Amendment 1 to Key Employment Agreement by and between DynaGen, Inc. and Dhananjay
                    G. Wadekar (filed as Exhibit 10cc to Registrant's Registration Statement on Form
                    S-1, No. 33-71416, and incorporated by reference).

   10n           -- Lease Agreement dated September 26, 1991 by and between the Company and The 99
                    Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at 99 Erie Street, Cambridge, Massachusetts (previously filed as the only Exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1991).

   10o           -- Amendment to Lease Agreement dated May 15, 1992 by and between the Company and
                    The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at 99 Erie Street, Cambridge, Massachusetts (filed herewith).

   10p           -- Second Amendment to Lease Agreement dated May 31, 1993 by and between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at 99 Erie Street, Cambridge, Massachusetts (filed as Exhibit
                    10w to Registrant's Annual Report on Form 10-K for the fiscal year ended June
                    30, 1993, and incorporated by reference).

   10q           -- Third Amendment to Lease Agreement dated April 1, 1995 by and between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at 99 Erie Street, Cambridge, Massachusetts (filed as Exhibit
                    10r to Registrant's Annual Report on Form 10-K for the fiscal year ended June
                    30, 1995, and incorporated by reference).

   10r           -- Exercise of Option to Extend Lease Term dated May 3, 1996, from the Company to
                    Meredith & Grew, Incorporated with respect to its facility at 99 Erie Street,
                    Cambridge, Massachusetts (filed herewith).

   10s           -- Lease Agreement dated November 29, 1984 between Hollywood Court Associates and
                    Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood
                    Court, South Plainfield, New Jersey (filed herewith).

   10t           -- Space Expansion and Term Extension Agreement dated April 1988 between Hollywood
                    Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed herewith).

   10u           -- Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN
                    Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South
                    Plainfield, New Jersey (filed herewith).

   10v           -- Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able
                    Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court,
                    South Plainfield, New Jersey (filed herewith).

   10w           -- Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able
                    Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court,
                    South Plainfield, New Jersey (filed herewith).

   10x           -- Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and
                    Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed herewith).



 EXHIBIT
   NO.                                     ITEM AND REFERENCE
   ---                                     ------------------


   10y           -- Landlord's Consent to Assignment of Lease dated August 19, 1996 among CVN Associates,
                    L.P., Able Acquisition Corp. (predecessor corporation to Able), Able Laboratories,
                    Inc. and the Company with respect to the Company's facility at 6 Hollywood Court,
                    South Plainfield, New Jersey (filed herewith).

   10z           -- Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories,
                    Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield,
                    New Jersey (filed herewith).

   21            -- Subsidiary of the Registrant (filed herewith).

   23a           -- Consent of Wolf & Company, P.C. dated September 25, 1996 (filed herewith).

   24a           -- Power of Attorney is contained on page 54 of this Annual Report on Form 10-K.

   27            -- Financial Data Schedule (filed herewith in electronic format only).

    ----------

    * Indicates a management contract or any compensatory plan, contract or arrangement.

    (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

    (c) Exhibits:

    The Company  hereby files as part of this Form 10-K the  exhibits  listed in
Item 14(a)(3) above.

    (d) Financial Statement Schedules:

    No financial statement schedules are filed as part of this Form 10-K.


                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF CAMBRIDGE, COMMONWEALTH OF MASSACHUSETTS ON SEPTEMBER 30, 1996.

                                            DYNAGEN, INC.



                                            By: /s/ DHANANJAY G. WADEKAR
                                                ----------------------------
                                                    DHANANJAY G. WADEKAR
                                                  CHAIRMAN OF THE BOARD OF
                                                       DIRECTORS AND
                                                 EXECUTIVE VICE  PRESIDENT

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED; AND EACH OF THE UNDERSIGNED OFFICERS AND DIRECTORS OF DYNAGEN, INC. HEREBY SEVERALLY CONSTITUTES AND APPOINTS DHANANJAY G. WADEKAR, DR. INDU A. MUNI AND JOHN M. HESSION, AND EACH OF THEM SINGLY, HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, WITH FULL POWER TO THEM, AND EACH OF THEM SINGLY, TO SIGN FOR HIM, IN HIS NAME IN THE CAPACITY INDICATED BELOW, ALL AMENDMENTS TO SUCH REPORT ON FORM 10-K, HEREBY RATIFYING AND CONFIRMING HIS SIGNATURE AS IT MAY BE SIGNED BY HIS ATTORNEYS TO SUCH REPORT AND ANY AND ALL AMENDMENTS THERETO.



           NAME                                    CAPACITY                         DATE
           ----                                    --------                         ----
 /s/ DHANANJAY G. WADEKAR            Chairman of the Board, Executive        September 30, 1996
- -----------------------------         Vice President and Director
     DHANANJAY G. WADEKAR


   /s/ DR. INDU A. MUNI              President, Chief Executive Officer,     September 30, 1996
- -----------------------------          Treasurer, (Principal Executive,
       DR. INDU A. MUNI                Financial and Accounting Officer)
                                       and Director


/s/ DR. F. HOWARD SCHNEIDER          Senior Vice President -- Technology     September 30, 1996
- -----------------------------                and Director
    DR. F. HOWARD SCHNEIDER


    /s/ STEVEN GEORGIEV              Director                                September 30, 1996
- -----------------------------
      STEVEN GEORGIEV


  /s/ DR. IAN R. FERRIER             Director                                September 30, 1996
- -----------------------------
    DR. IAN R. FERRIER

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBIT
   ---                                     ----------------------
    2a           -- Asset Purchase Agreement, dated August 9, 1996, among DynaGen, Inc., Able Acquisition
                    Corp., Able Laboratories, Inc. and Alpharma USPD Inc. (filed as Exhibit 2.1 to
                    Registrant's Form 8-K dated August 19, 1996 and incorporated by reference).

    2b           -- Product Supply Agreement, dated August 9, 1996, among DynaGen, Inc., Able Acquisition
                    Corp. and Able Laboratories, Inc. (filed as Exhibit 2.2 to Registrant's Form 8-K dated August 19, 1996 and incorporated by reference).

    3a           -- Certificate of Incorporation, as amended (filed as Exhibit 3a to Registrant's
                    Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

    3b           -- By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

    4a           -- Specimen Common Stock Certificate (filed as Exhibit 4a to Registrant's Registration
                    Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

    4b           -- Specimen Warrant Certificate (filed as Exhibit 4b to Registrant's Registration
                    Statement on Form S-1, No. 33-46445, and incorporated by reference).

    4c           -- Form of Warrant Agreement (filed as Exhibit 1d to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

    4d           -- Subscription Agreement between the Registrant and GFL Performance Fund Limited, dated January 31, 1996 (filed as Exhibit 4b to Registrant's Registration Statement on Form S-3 (File No. 333-1748) and incorporated herein by reference).

    4e           -- Note Purchase Agreement between the Registrant and GFL Performance Fund Limited, dated January 31, 1996 (filed as Exhibit 4c to Registrant's Registration Statement on Form S-3 (File No. 333-1748) and incorporated herein by reference).

    4f           -- Convertible Note issued by the Registrant to GFL Performance Fund Limited, dated
                    February 7, 1996 (filed as Exhibit 4d to Registrant's Registration Statement on
                    Form S-3 (File No. 333-1748) and incorporated herein by reference).

    4g           -- Registration Rights Agreement between the Registrant and GFL Performance Fund
                    Limited, dated February 7, 1996 (filed as Exhibit 4e to Registrant's Registration
                    Statement on Form S-3 (File No. 333-1748) and incorporated herein by reference).

    4h           -- Offshore Securities Subscription Agreement between the Registrant and Julius Baer
                    Securities Inc., dated February 16, 1996 (filed as Exhibit 4e to Registrant's
                    Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).

    4i           -- Offshore Securities Subscription Agreement between the Registrant and Julius Baer
                    Securities Inc., dated February 29, 1996 (filed as Exhibit 4f to Registrant's
                    Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).

    4j           -- Registration Rights Agreement between the Registrant and Julius Baer Securities
                    Inc., dated February 16, 1996 (filed as Exhibit 4g to Registrant's Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).

    4k           -- Registration Rights Agreement between the Registrant and Julius Baer Securities
                    Inc., dated February 29, 1996 (filed as Exhibit 4h to Registrant's Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).

    4l           -- Investment Banking Agreement between the Registrant and H. J. Meyers & Co., Inc., dated November 20, 1995 (filed as Exhibit 4f to Amendment No. 1 to Registrant's
                    Registration Statement on Form S-3, No. 333-1748, and incorporated herein by reference).





                        INDEX TO EXHIBITS -- (CONTINUED)

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
   ---                                  ------------------

    4m           -- Common Stock Purchase Warrant issued by the Registrant to H. J. Meyers & Co.,
                    Inc., dated November 20, 1995 (filed as Exhibit 4g to Amendment No. 1 to Registrant's
                    Registration Statement on Form S-3, No. 333-1748, and incorporated herein by reference).

    4n           -- Form of Warrant Agent Agreement (filed as Exhibit 4g to Registrant's Registration
                    Statement on Form S-1, No. 33-71416, and incorporated by reference).

   10a*          -- 1989 Stock Option Plan, as amended (filed as Exhibit 10c to Registrant's Registration
                    Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10b*          -- Form of Incentive Stock Option Agreement under 1989 Stock Option  Plan of the
                    Registrant  (filed  as  Exhibit  4.6 to Registrant's Registration Statement on
                    Form S-8, No.33-66826, and incorporated by reference).

   10c*          -- Form of Non-Qualified Stock Option Agreement under 1989 Stock Option Plan of the
                    Registrant (filed as Exhibit 4.7 to Registrant's Registration Statement on Form
                    S-8, No. 33-66826, and incorporated by reference).

   10d*          -- 1991 Stock Plan (filed as Exhibit 10z to Registrant's Registration Statement on
                    Form S-18, No. 33-31836-B, and incorporated by reference).

   10e*          -- Form of Incentive Stock Option Agreement under 1991 Plan (filed as Exhibit 10aa to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10f*          -- Form of Non-Qualified Stock Option Agreement under 1991 Plan (filed as Exhibit
                    10bb to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and
                    incorporated by reference).

   10g*          -- Non-Qualified Stock Option Agreement dated July 24, 1996 granting a stock option to Dr. Ian Ferrier (filed herewith).

   10h*          -- Non-Qualified Stock Option Agreement dated July 24, 1996 granting a stock option to Steven Georgiev (filed herewith).

   10i*          -- Employment Agreement dated September 1, 1989 by and between the Company and Dr.
                    Indu A. Muni (filed as Exhibit 10a to Registrant's Registration Statement on Form
                    S-18, No. 33-31836-B, and incorporated by reference).

   10j*          -- Amendment 1 to Key Employment Agreement by and between DynaGen, Inc. and Indu
                    A. Muni (filed as Exhibit 10bb to Registrant's Registration Statement on Form
                    S-1, No. 33-71416, and incorporated by reference).

   10k*          -- Employment Agreement dated October 1, 1991 by and between the Company and Dr.
                    F. Howard Schneider (filed as Exhibit 10w to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10l*          -- Employment Agreement dated November 1, 1991 by and between the Company and Dhananjay
                    G. Wadekar (filed as Exhibit 10x to Registrant's Registration Statement on Form
                    S-18, No. 33-31836-B, and incorporated by reference).

   10m*          -- Amendment 1 to Key Employment Agreement by and between DynaGen, Inc. and Dhananjay
                    G. Wadekar (filed as Exhibit 10cc to Registrant's Registration Statement on Form
                    S-1, No. 33-71416, and incorporated by reference).

   10n           -- Lease Agreement dated September 26, 1991 by and between the Company and The 99
                    Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at 99 Erie Street, Cambridge, Massachusetts (previously filed as the only Exhibit to Registrant's Form 10-Q for the quarter ended September 30, 1991).



                                 INDEX TO EXHIBITS -- (CONTINUED)

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
   ---                                  ------------------

   10o           -- Amendment to Lease Agreement dated May 15, 1992 by and between the Company and
                    The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at 99 Erie Street, Cambridge, Massachusetts (filed herewith).

   10p           -- Second Amendment to Lease Agreement dated May 31, 1993 by and between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at 99 Erie Street, Cambridge, Massachusetts (filed as Exhibit
                    10w to Registrant's Annual Report on Form 10-K for the fiscal year ended June
                    30, 1993, and incorporated by reference).

   10q           -- Third Amendment to Lease Agreement dated April 1, 1995 by and between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at 99 Erie Street, Cambridge, Massachusetts (filed as Exhibit
                    10r to Registrant's Annual Report on Form 10-K for the fiscal year ended June
                    30, 1995, and incorporated by reference).

   10r           -- Exercise of Option to Extend Lease Term dated May 3, 1996, from the Company to Meredith & Grew, Incorporated with respect to its facility at 99 Erie Street,
                    Cambridge, Massachusetts (filed herewith).

   10s           -- Lease Agreement dated November 29, 1984 between Hollywood Court Associates and
                    Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood
                    Court, South Plainfield, New Jersey (filed herewith).

   10t           -- Space Expansion and Term Extension Agreement dated April 1988 between Hollywood
                    Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed herewith).

   10u           -- Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN
                    Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South
                    Plainfield, New Jersey (filed herewith).

   10v           -- Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able
                    Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court,
                    South Plainfield, New Jersey (filed herewith).

   10w           -- Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able
                    Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court,
                    South Plainfield, New Jersey (filed herewith).

   10x           -- Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and
                    Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed herewith).

   10y           -- Landlord's Consent to Assignment of Lease dated August 19, 1996 among CVN Associates,
                    L.P., Able Acquisition Corp. (predecessor corporation to Able), Able Laboratories,
                    Inc. and the Company with respect to the Company's facility at 6 Hollywood Court,
                    South Plainfield, New Jersey (filed herewith).

   10z           -- Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories,
                    Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield,
                    New Jersey (filed herewith).

   21            -- Subsidiary of the Registrant (filed herewith).

   23a           -- Consent of Wolf & Company, P.C. dated September 25, 1996 (filed herewith).

   24a           -- Power of Attorney is contained on page 54 of this Annual Report on Form 10-K.

   27            -- Financial Data Schedule (filed herewith in electronic format only).


- ----------

    * Indicates a management contract or any compensatory plan, contract or arrangement.