Form 10-Q
period 1996-09-30
DYNAGEN INC
filed 1996-11-14
CIK 857171

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED:  September 30, 1996; or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________  to __________________

Commission File Number 1-11352

                             DynaGen, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        04-3029787
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS EmployerIdentification No.)
 incorporation or organization)

                                 99 Erie Street
                               Cambridge, MA 02139
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 491-2527
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]          No[   ]


As of November 11, 1996, there were outstanding 28,877,436 shares of common stock, $.01 par value per share.







                                  DYNAGEN, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                   ----------

                                TABLE OF CONTENTS



Facing Page                                                               1

Table of Contents                                                         2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.    Financial Statements:
                     Condensed Consolidated Balance Sheets                3
                     Condensed Consolidated Statements of Loss            5
                     Condensed Consolidated Statements of Changes
                      in Stockholders' Equity                             6
                     Condensed Consolidated Statements of
                      Cash Flows                                          7
                     Notes to Unaudited Condensed Consolidated
                      Financial Statements                                9

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                        11

PART II.  OTHER INFORMATION


         Item 6.    Exhibits and Reports on Form 8-K                     14

SIGNATURES                                                               15




(*) The financial information at June 30, 1996 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS



                                                          September 30,               June 30,
                                                               1996                     1996
                                                          -------------             ------------
Current assets:
         Cash and cash equivalents
          (including interest-bearing
          deposits of $227,000 and
          $154,000)                                       $     510,379             $    375,948
         Investment securities available
          for sale at fair value                              7,075,778               10,087,918
         Accounts receivable                                     27,618                   89,703
         Inventory (Note 3)                                     380,118                      -
         Notes receivable                                        75,000                   75,000
         Accrued interest receivable                            118,594                   86,873
         Prepaid expenses and other
          current assets                                        681,505                  221,283
                                                          -------------             ------------

            Total current assets                              8,868,992               10,936,725
                                                          -------------             ------------

Property and equipment, net of
 accumulated depreciation and
 amortization of $295,468 and $281,362                          520,218                  143,350
                                                          -------------             ------------

Other assets:
         Patents and trademarks, net of
          accumulated amortization of
          $59,990 and $54,341                                   271,489                  277,138
         Deferred debt financing costs,
          net of accumulated amortization
          of $91,568 and $57,230                                183,137                  217,475
         Deposits                                                67,873                    1,978
                                                          -------------             ------------

            Total other assets                                  522,499                  496,591
                                                          -------------             ------------

                                                          $   9,911,709             $ 11,576,666
                                                          =============             ============





     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        September 30,               June 30,
                                                             1996                     1996
                                                        -------------             ------------
Current liabilities:
         Accounts payable                               $     556,788             $    519,624
         Accrued payroll and
          payroll taxes                                       175,749                  147,441
         Deferred revenue                                      31,772                   65,967
                                                        -------------             ------------

                  Total current liabilities                   764,309                  733,032

Convertible note payable                                    2,000,000                2,000,000
                                                        -------------             ------------

                  Total liabilities                         2,764,309                2,733,032
                                                        -------------             ------------

Stockholders' equity:
         Preferred stock, $.01 par value,
          10,000,000 shares authorized,
          none outstanding                                        -                       -
         Common stock, $.01 par value,
          40,000,000 shares authorized,
          28,661,412 and 28,559,999 shares
          issued and outstanding                              286,614                  285,600
         Additional paid-in capital                        28,645,454               28,567,068
         Accumulated deficit                              (21,787,097)             (20,009,051)
                                                        -------------             ------------
                                                            7,144,971                8,843,617
         Unrealized gain on
          investment securities                                 2,429                       17
                                                        -------------             ------------

                  Total stockholders' equity                7,147,400                8,843,634
                                                        -------------             ------------

                                                        $   9,911,709             $ 11,576,666
                                                        =============             ============



     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)



                                                           Three Months Ended
                                                 ---------------------------------------
                                                 September 30,             September 30,
                                                     1996                      1995
                                                 -------------             -------------

Revenues:
         Fees and royalties                      $         -               $     250,000
         Product sales                                  58,693                    18,872
                                                 -------------             -------------

          Total revenues                                58,693                   268,872
                                                 -------------             -------------

Costs and expenses:
         Cost of sales                                  25,313                     8,202
         Research and development                      760,062                   470,099
         Selling, general and
          administrative                             1,072,573                   570,779
                                                 -------------             -------------

          Total costs and expenses                   1,857,948                 1,049,080
                                                 -------------             -------------

          Operating loss                            (1,799,255)                 (780,208)
                                                 -------------             -------------

Other income (expense):
         Investment income, net                         95,547                    54,283
         Interest expense                              (40,000)                      -
         Amortization of debt
          financing costs                              (34,338)                      -
                                                 -------------             -------------

          Other income, net                             21,209                    54,283
                                                 -------------             -------------

          Net loss                               $  (1,778,046)            $    (725,925)
                                                 =============             =============

Net loss per share                               $        (.06)            $        (.03)
                                                 =============             =============

Weighted average shares outstanding
(Note 2)                                            28,616,450                21,807,563
                                                 =============             =============



     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                         Common Stock
                                         ------------                                              Unrealized
                                                               Additional                        Gain (Loss) on
                                                                Paid-in         Accumulated        Investment
                                      Shares       Amount       Capital           Deficit          Securities           Total
                                      ------       ------       -------           -------          ----------           -----

Balance at
 June 30, 1995                      21,448,487    $214,485     $19,236,300      $(14,911,632)      $(12,339)         $  4,526,814
Decrease in unrealized loss
 on investment securities                  -           -               -                 -            6,517                 6,517
Exercise of
 underwriters' warrants                404,552       4,045          (4,045)              -              -                     -
Exercise of
 public warrants                         7,485          75          14,385               -              -                  14,460
Net loss                                   -           -               -            (725,925)           -                (725,925)
                                    ----------    --------     -----------      ------------       --------          ------------

Balance at
 September 30, 1995                 21,860,524    $218,605     $19,246,640      $(15,637,557)      $ (5,822)         $  3,821,866
                                    ==========    ========     ===========      ============       ========          ============

Balance at
 June 30, 1996                      28,559,999    $285,600     $28,567,068      $(20,009,051)      $     17          $  8,843,634
Exercise of stock options               80,767         808          14,942               -              -                  15,750
Stock issued for
 interest obligation                    20,646         206          39,794               -              -                  40,000
Stock options issued
 for services                              -           -            23,650               -              -                  23,650
Increase in unrealized
 gain on investment
 securities                                -           -               -                 -            2,412                 2,412
Net loss                                   -           -               -          (1,778,046)           -              (1,778,046)
                                    ----------    --------     -----------      ------------       --------          ------------

Balance at
 September 30, 1996                 28,661,412    $286,614     $28,645,454      $(21,787,097)      $  2,429          $  7,147,400
                                    ==========    ========     ===========      ============       ========          ============



     See accompanying notes to unaudited consolidated financial statements.


                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Three Months Ended
                                                                       ---------------------------------------
                                                                       September 30,             September 30,
                                                                           1996                      1995
                                                                       -------------             --------------

Cash flows from operating activities:
         Net loss                                                      $  (1,778,046)            $    (725,925)
         Adjustments to reconcile
          net loss to net cash used for
           operating activities:
                  Depreciation and amortization                               54,093                    15,934
                  Amortization and accretion
                   of (discounts) premiums on
                   investment securities                                     (19,261)                    4,838
                  Stock issued for
                   interest obligation                                        40,000                       -
                  Stock options issued
                   for services                                               23,650                       -
         (Increase) decrease in operating
          assets:
                  Accounts receivable                                         62,085                     4,571
                  Inventory                                                  (66,818)                      -
                  Prepaid expenses and
                   other current assets                                     (491,943)                   89,227
         Increase (decrease) in operating
          liabilities:
                  Accounts payable and
                   accrued expenses                                           65,472                   (37,425)
                  Deferred revenue                                           (34,195)                 (150,000)
                                                                       -------------             -------------

                  Net cash used for
                   operating activities                                   (2,144,963)                 (798,780)
                                                                       -------------             -------------

Cash flows from investing activities:
         Purchase of investment securities                                (2,567,444)               (2,374,903)
         Proceeds from sales and maturities
          of investment securities                                         5,601,257                 3,200,000
         Purchase of wholly-owned
          subsidiary                                                        (700,000)                      -
         Purchase of property and equipment                                   (4,274)                      -
         Increase in deposits                                                (65,895)                  (19,866)
                                                                       -------------             -------------

                  Net cash provided by
                   investing activities                                    2,263,644                   805,231
                                                                       -------------             -------------

                                   (Continued)




     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                   (UNAUDITED)




                                                                                 Three Months Ended
                                                                       ---------------------------------------
                                                                       September 30,             September 30,
                                                                           1996                      1995
                                                                       -------------             -------------

Cash flows from financing activities:
         Exercise of warrants and options                              $      15,750             $      14,460
                                                                       -------------             -------------

                  Net cash provided by
                   financing activities                                       15,750                    14,460
                                                                       -------------             -------------

Net change in cash and cash equivalents                                      134,431                    20,911

Cash and cash equivalents,
 beginning of period                                                         375,948                   263,956
                                                                       -------------             -------------

Cash and cash equivalents,
 end of period                                                         $     510,379             $     284,867
                                                                       =============             =============

Supplemental cash flow information is presented in Note 4.





     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of DynaGen, Inc. and its wholly-owned subsidiary, Able Laboratories, Inc. Significant intercompany balances and transactions have been eliminated in consolidation. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

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

2.       NET LOSS PER SHARE

         Net loss per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended September 30, 1996 and 1995. The effect of all common stock equivalents have been excluded from the calculation of the weighted average number of common shares outstanding since their inclusion would be anti-dilutive.

3.       INVENTORY

         Inventory at September 30, 1996 consists of the following:

         Raw material                       $ 248,311
         Work in-process                       81,372
         Finished goods                        50,435
                                            ---------
                                            $ 380,118
                                            =========


                                  DYNAGEN, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1996

                                   (Continued)



4.       ACQUISITION OF ABLE LABORATORIES, INC.

         On August 19, 1996, the Company acquired certain assets of Able Laboratories, Inc., consisting primarily of machinery and equipment, raw materials and finished goods inventory, and other assets of the tablet business. The assets were transferred by the Company to a newly formed and wholly-owned subsidiary named Able Laboratories, Inc. ("Able"). The purchase price consisted of $550,000 in cash and acquisition costs of $150,000. The acquisition has been accounted for as a purchase in accordance with the Accounting Principles Board Opinion No. 16. The Company allocated $313,300 of the purchase price to inventory and $386,700 to property and equipment. The results of operations related to Able have been included with those of the Company since August 19, 1996.

         Unaudited proforma consolidated operating results for the Company, assuming the acquisition of Able had been made as of July 1, 1995 are as follows:

                                           Three Months Ended
                                     ---------------------------------
                                     September 30,        September 30,
                                         1996                 1995
                                     ------------         ------------
         Revenues                    $     77,518         $  1,439,981
         Net loss                      (1,905,811)          (1,130,004)
         Net loss per share                  (.07)                (.05)

The unaudited proforma information is not necessarily indicative either of the results of operations that would have occurred had the purchase been made on July 1, 1995 or of future results of operations of the combined companies.



                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

       The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully develop, test, produce and market its proposed products, specifically NicErase(R)-SL; obtain governmental approvals in a timely manner; identify and attract marketing partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection or otherwise over the Company's proprietary technology; protect itself from product liability risks or limitations imposed due to potential health care reform; raise capital for future operations and commercialization of its products; successfully integrate the Company's Able Laboratories, Inc. ("Able") subsidiary; and successfully respond to technological changes in the marketplace. Specifically, regulatory approvals of the Company's products are subject to factors beyond the Company's control, and there can be no assurance that such approvals will not be delayed or ultimately denied. The Company will need to attract marketing partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners. Additional information on potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission.



                              RESULTS OF OPERATIONS

                   Three-Month Period Ended September 30, 1996
        As Compared With The Three-Month Period Ended September 30, 1995

         Revenues in the first quarter of the year ending June 30, 1997 ("Fiscal 1997") were $59,000 versus $269,000 for the first quarter of the year ended June 30, 1996 ("Fiscal 1996"). This decrease of $210,000 is a result of a decrease in fees of $250,000 offset by an increase in product sales of $40,000. The decrease in fee revenue is due to one-time fees from Bristol-Myers Products recognized in Fiscal 1996. The increase in product sales resulted from greater product shipments, primarily MycoDot(R), in the first quarter of Fiscal 1997 compared to the same period of Fiscal 1996. In the first quarter of Fiscal 1997, the Company realized limited product sales from its Able subsidiary since its acquisition on August 19, 1996.

         Cost of product sales was 43% of product sales for the first quarter of Fiscal 1997. This percentage is comparable to the same period of Fiscal 1996.

                                  DYNAGEN, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         Research and development expenses for the first quarter of Fiscal 1997 were $760,000 versus $470,000 for the same period of Fiscal 1996, an increase of $290,000. This increase is primarily attributable to costs associated with the ongoing NicErase-SL Phase 3 clinical trial and the Company's efforts to complete clinical trials and file a 510(k) application with the U.S. Food and Drug Administration for its NicCheck(R) product. The Company also conducted early stage research on bacterial extract for the treatment of infectious diseases.

         Selling, general and administrative expenses for the first quarter of Fiscal 1997 were $1,073,000 versus $571,000 for the same period of Fiscal 1996, an increase of $502,000. The increase in selling, general and administrative expenses is primarily due to the acquisition of Able which resulted in additional payroll and plant operating costs of approximately $312,000. In addition, certain DynaGen staff members directed their efforts towards the Able integration, which resulted in costs of approximately $60,000. The Company incurred $89,000 in costs towards the use of business consultants to develop, seek and obtain business alliances for certain Company products. The remainder is due to a net increase in other operating expenses.

         Investment income increased by $41,000 from $54,000 to $95,000 for the first quarter of Fiscal 1996 as compared to Fiscal 1997, as the Company had greater funds available for investment during the Fiscal 1997 period compared to the same period of Fiscal 1996. The Company incurred interest expense of $40,000 and amortized debt financing costs of $34,000 both associated with a $2,000,000 convertible note issued in 1996.



                                  DYNAGEN, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had working capital of $8,105,000 versus working capital of $10,204,000 at June 30, 1996. Cash and investment securities were $7,586,000 at September 30, 1996 as compared to $10,464,000 at June 30, 1996. The decreases in working capital, cash and investment securities are primarily the result of $2,145,000 utilized in the Company's research and development efforts and operating activities and the $700,000 purchase price for the Able acquisition.

         Management anticipates that the available working capital will be sufficient to fund the current level of operations, including Able, through June 1997. In the past, the Company has realized limited revenues from license fees and the sale of its diagnostic products. Its future prospects and revenue potential from product sales cannot be determined with any certainty at this time. The Company continues to explore additional sources of capital in order to fund the growth of its generic drug business and its product development efforts. There can be no assurance that the Company will be able to secure additional financing or that financing will be available on favorable terms. If the Company is unable to obtain such other additional financing, the Company's ability to maintain its current level of operations could be materially and adversely affected and the Company may be required to reduce or eliminate certain expenditures, including its research and development activity with respect to certain proposed products.



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

                  Exhibit
                    No.                      Description of Exhibits
                  -------           ------------------------------------------
                  27                Financial Data Schedule (filed herewith in
                                    electronic format only).

                  (b)      Reports on Form 8-K:

                  During the quarter ended September 30, 1996, the Company filed on August 23, 1996 a Current Report on Form 8-K dated August 19, 1996 reporting the purchase of substantially all the assets of Able Laboratories, Inc. On September 23, 1996, the Company filed Amendment No. 1 to the Current Report on Form 8-K dated August 19, 1996 providing the financial statements related to the business of Able Laboratories, Inc. and the unaudited proforma combined financial information of the Company.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DYNAGEN, INC.



                           By:      /s/ Indu A. Muni
                                 -------------------------
                                 Indu A. Muni, Ph.D.
                                 President, Chief Executive Officer, and
                                 Treasurer (Principal Executive, Financial, and Accounting Officer)








Date:  November 14, 1996


