Form 10-K
period 1996-12-31
DYNAGEN INC
filed 1997-04-30
CIK 857171

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM JULY 1, 1996 TO DECEMBER 31, 1996.
                         COMMISSION FILE NUMBER 1-11352

                                  ------------

                                  DYNAGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  ------------

                Delaware                                        04-3029787
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

99 ERIE STREET, CAMBRIDGE, MASSACHUSETTS                          02139
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                  ------------

                                 (617) 491-2527
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  ------------


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

                                  ------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                             YES [X]     NO
                                                 ---        ---

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    As of April 24, 1997, 30,114,206 shares of the registrant's Common Stock, $.01 par value, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of April 24, 1997, based upon the closing price of such stock on the Nasdaq Stock Market's SmallCap Market ("Nasdaq") on that date ($1.22) was $33,589,902.

================================================================================




                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    DynaGen, Inc. ("DynaGen" or the "Company") develops and markets proprietary and generic therapeutic and diagnostic products for the human healthcare market. During 1996, DynaGen began expanding its business focus from being a development and licensing company to building a diversified healthcare company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals, as well as the continued development of therapeutic and diagnostic products. The Company intends to implement this strategy through the acquisition of businesses, technologies and products that the Company believes are undervalued, as well as through continued internal product development. In August 1996, the Company acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc.

    Prior to the Able acquisition, DynaGen's business consisted of developing proprietary diagnostic products and proprietary therapeutic and diagnostic product candidates. The Company's lead therapeutic product candidate, NicErase(r)-SL, is intended as an aid in smoking cessation and to provide relief from nicotine withdrawal symptoms. The Company is currently conducting a multi-center pivotal Phase 3 clinical trial of NicErase-SL. Results from this trial are anticipated to be available in the second quarter of 1997. There can be no assurance that the results of the Company's ongoing Phase 3 clinical trial of NicErase-SL will be favorable for the Company. In addition, the Company is also considering alternative delivery formats for its lobeline-based NicErase technology and intends to seek strategic partners to further develop and market these delivery formats. In December 1996, the Company licensed worldwide, exclusive rights to develop a lobeline sulfate nasal delivery formulation, NicErase-NS, to Nastech Pharmaceutical Company, Inc. ("Nastech").

    DynaGen is also developing OrthoDyn(r), a bioresorbable bone cement system for bone and joint repair which is currently in the preclinical development stage. In April 1997, the Company entered into an agreement with Smith & Nephew, plc ("Smith & Nephew") providing Smith & Nephew an exclusive period of 12 months to evaluate the OrthoDyn product's human orthopaedic applications. Additionally, the Company expanded its resorbable polymer technology patent base by obtaining a patent for its Sleeper(tm) vaccine technology which enables vaccines to be delivered in a single administration rather than in multiple vaccinations over a period of time.

    In December 1996, the Company obtained United States Food and Drug Administration (the "FDA") clearance to market its proprietary NicCheck(r) I product for detection of nicotine and/or its metabolites in urine as an aid in indicating smoking status of individuals. The Company has recently commenced marketing NicCheck to physicians, smoking cessation programs, HMOs, and insurance companies.

    In December 1996, the Company licensed technology from BioLoc, Inc. ("BioLoc") that is intended to improve the accuracy and efficiency, and reduce the overall cost of, breast surgical biopsy procedures. The Company is also conducting early stage research on a proprietary bacterial extract for the treatment of infectious diseases.

    The Company changed its year end from June 30 to December 31. Accordingly, the Company began a new 12 month fiscal year on January 1, 1997. The six month period resulting from this change, July 1, 1996 through December 31, 1996, is referred to as the "Transition Period."

 MULTISOURCE BUSINESS

    The U.S. multisource or generic pharmaceutical market approximates $8 billion in annual sales. This sector has grown due to a number of factors including the large number of drugs coming off patent, the growing importance and impact of managed care organizations which prefer lower cost generics to brand products, and the increasing physician, pharmacist and consumer acceptance of generic drugs. Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They are required to meet the same governmental standards as the brand-name drugs and must receive FDA approval prior to manufacture and sale. Generic drugs may be manufactured and marketed only if relevant patents (and any additional government-mandated market exclusivity periods) have expired. These drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents.


    To successfully participate in the multisource business, DynaGen intends to compete with other generic companies through vertical integration of key elements of the multisource business including manufacturing, packaging and distribution. In August 1996, the Company acquired Able, a 46,000 square foot tablet and suppository manufacturing facility. As part of this acquisition, the Company obtained rights to eleven approved Abbreviated New Drug Applications ("ANDAs") as well as other generic formulations. Since the acquisition, DynaGen has updated and expanded the manufacturing capability, validated several of the acquired products, retrained employees in quality assurance procedures, and has successfully met FDA requirements and guidelines to manufacture these products. The Company is increasing sales of its current generic products through the expansion of its distribution networks and by providing contract manufacturing services to various pharmaceutical companies. The following is a list of generic products that the Company obtained in the Able acquisition:


                   GENERIC PRODUCT                         THERAPEUTIC CATEGORY        BRAND NAME(1)
                   ---------------                         --------------------        -------------
ANDA PRODUCTS:
Clorazepate tablets (three dosages)                      Anxiolytic                Tranxene
Clorazepate capsules (three dosages)(2)                  Anxiolytic                Tranxene
Loperamide tablets(2)                                    Antidiarrheal             Imodium
Acetaminophen suppositories (three dosages)(2)           Analgesic                 Tylenol suppositories
Hydrocortisone acetate cream (1%)(2)                     Anti-inflammatory         Anusol-HC cream

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



--------
(1) All brand names are registered trademarks of their respective manufacturers.

(2) These products are not presently being marketed by the Company.

    In April 1997, the Company signed an agreement with Kali Laboratories Inc. ("Kali"), a privately-held company specializing in the development of generic drugs. The agreement provides for Kali to assist DynaGen in developing seven specific generic drugs and obtaining FDA approval for these drugs. The patents on these targeted drugs have expired or will expire over the next five years and provide an opportunity for DynaGen to introduce generic equivalents. Kali's management and its scientific staff have significant experience in developing and obtaining approvals on generic drugs. DynaGen believes that by outsourcing the development and approval activities it will benefit from the experience of a highly seasoned team of scientists while reducing the requirement of major investment in personnel and laboratory equipment.

    To complement the acquisition of Able and pursue vertical integration, the Company recently entered into an agreement to acquire all of the outstanding shares of Superior Pharmaceutical Company ("Superior"), a privately-held distributor of generic pharmaceutical products. Superior has its primary operations in Cincinnati, Ohio, where it employs approximately 65 people, and has 40,000 square feet of office, warehouse and distribution space. Superior reported 1996 sales of approximately $32 million with pre-tax income of over $3 million. Under the terms of the agreement, DynaGen will pay Superior's shareholders a total of $16.5 million, consisting of cash, three-year notes and shares of DynaGen Common Stock. The shareholders may also receive certain cash incentive payments based on Superior's performance during the three years following the close of the transaction. The aquisition of Superior is subject to customary closing conditions and the Company intends to close this acquisition during the second quarter of 1997. There can be no assurance that the Superior aquisition will close in the second quarter of 1997, or at all.


    The Company plans to raise capital in order to finance the proposed acquisition of Superior through the sale of its securities. There can be no assurance that the Company will be able to secure this financing or that such financing will be available on favorable terms. If the Company is unable to obtain such financing, it will be unable to close the Superior acquisition. Concurrently with the completion of the proposed Superior acquisition, Superior and the Company intend to enter into a line of credit to provide financing for Superior. The Company and Superior are currently engaged in discussions with a commercial bank regarding such line of credit. There can be no assurance that the Company will be able to secure the line of credit or that the line of credit will be available on favorable terms. If the Company is unable to obtain a line of credit for Superior, it will be unable to close the Superior acquisition. The Company intends to fund Superior's operations with the line of credit and Superior's cash generated from operations.

 SPECIALTY PHARMACEUTICAL BUSINESS

    DynaGen's specialty or emerging pharmaceutical business strategy is to create a business based on branded generic products and multi-drug combinations in convenient packaging for specific indications and treatments. Physicians routinely prescribe two or more separate drugs for the treatment of several common medical problems. These drugs are separately prescribed and dispensed but are taken at various times during the course of the day as directed by the physician. A major problem in such multi-drug therapies is lack of compliance by the patient and therefore less than desirable therapeutic efficacy. For this reason, the Company initially intends to focus its efforts in this area on compliance enhancement packaging. DynaGen has identified near-term opportunities in compliance enhancement packaging in the areas of women's healthcare and respiratory infection. The Company is developing convenience packaging which it believes will provide ease of prescription, dispensing, storage and self-administration. Convenience packaging also provides cost advantages to the consumer since there is only a single "co-pay" instead of multiple co-payments.

    The Company's proposed specialty pharmaceutical products are in an early stage of development and therefore are subject to the risks of unsuccessful development, marketing and commercialization. These proposed products will require substantial further development which may include clinical testing, bio-equivalency studies and regulatory approval, all at a substantial cost to the Company. The use of specialty pharmaceuticals will require the acceptance of a new way of prescribing medication and there can be no assurance a market will develop for such products. Additional investment by the Company in manufacturing, marketing and sales infrastructures will also be required prior to commercialization. No assurance can be given that these development efforts will be successfully completed or that the products, if introduced, will be successfully marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

THERAPEUTIC PRODUCTS

 OVERVIEW OF SMOKING CESSATION THERAPY

    The rationale behind currently marketed nicotine based smoking cessation products is that by gradually decreasing the concentration and daily dosage of nicotine, one can overcome nicotine dependency without experiencing withdrawal problems. Nicorette(r), a nicotine-containing gum currently marketed by
SmithKline Beecham Consumer Health Care, was the first prescription product approved by the FDA as an aid to smoking cessation. Nicotine-containing transdermal patches and nasal sprays have also been developed and initially approved by the FDA for prescription use and marketed as such by pharmaceutical companies. Beginning in 1996, the FDA granted approval for several nicotine patch and gum products, including some of the products mentioned above, to be sold over-the-counter ("OTC"), without prescription. The FDA approval of OTC products has caused a shift in the smoking cessation marketplace from prescription to OTC use.

    Until December 1993, there was a variety of non-FDA approved over-the-counter smoking cessation products. Several of these products contained lobeline as their active ingredient because it was believed that lobeline could temporarily replace nicotine and help to overcome nicotine dependency and withdrawal problems. The majority of the lobeline products were taken orally assuming that a sufficient quantity of lobeline would be absorbed from the gastrointestinal ("GI") tract into the bloodstream. These formulations have not been proven to be effective and they have not received FDA approval.


    DynaGen's research is consistent with the hypothesis that lobeline relieves nicotine withdrawal symptoms by binding to nicotine receptors in the brain without activating the addiction mechanisms. Based on the belief that a lobeline formulation which does not depend on absorption from the GI tract might be an effective tobacco substitute, DynaGen has developed alternative delivery formulations, focusing primarily on the sublingual tablet, NicErase-SL.

    NICERASE-SL. DynaGen is developing NicErase-SL, a sublingual tablet that is held under the tongue where it dissolves in one to three minutes and releases lobeline, the active ingredient of the tablet. As the tablet dissolves, the lobeline enters the bloodstream directly through blood vessels under the tongue and in the mouth. NicErase-SL is designed for use by individuals who want to stop smoking. It is expected that NicErase-SL will be used in a six-week program that includes smoking cessation counseling, as is the case for other FDA approved prescription smoking cessation products.

    DynaGen has shown in clinical studies that NicErase-SL reduces symptoms of tobacco withdrawal and is now evaluating its effectiveness as an aid in smoking cessation in a 750 subject multi-center pivotal Phase 3 clinical trial. Results from this first trial are anticipated to be available in the second quarter of 1997. At a minimum, a second similar trial would also be necessary before the Company could file with the FDA a New Drug Application to market NicErase-SL as a prescription product. The FDA currently requires that smoking cessation products be initially marketed for prescription use with a possible switch to OTC only after a positive history of prescription use has been established and demonstrated to the FDA's satisfaction.

    In light of the shift in the smoking cessation market from prescription to OTC products and of the expanding availability of different dosage formats of nicotine-based smoking cessation products such as the nicotine nasal spray, the Company is refocusing its traditional development strategy by concentrating on outlicensing its technology to one or more strategic partners. The Company intends to minimize research and development expenditures on products which have a long development and approval process. Since alternative drug delivery formats have proven successful in the nicotine replacement therapy market, the Company is considering the development of additional delivery formats for NicErase, such as a transdermal patch and adhesive buccal wafer. The Company believes that a product available in multiple delivery dosage formats may create more diverse marketing opportunities.

    In December 1996, DynaGen licensed its technology for the development of a lobeline-containing nasal spray to Nastech. Under the terms of this agreement, Nastech will be responsible for all remaining preclinical and clinical development of the product. DynaGen and Nastech will divide equally all future license and sales royalty revenues.

    To date, the Company has not entered into any collaborative arrangements with any third party with respect to the development and commercialization of NicErase, except for the agreement with Nastech. The Company's future NicErase development and commercialization activities will depend on a number of factors including the results of the Company's current pivotal Phase 3 clinical trial for NicErase-SL, the changing demands of the smoking cessation market and the Company's ability to secure a suitable marketing and development partner. There can be no assurance that the results of the current pivotal Phase 3 clinical trial will be sufficient to support further clinical development of NicErase-SL or a second pivotal Phase 3 clinical trial. Even if such results are promising, there can be no assurance that such results will be repeated in future clinical trials, or that the Company will receive the necessary regulatory approvals to commercialize NicErase-SL or any other NicErase format. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

 ORTHODYN BIORESORBABLE BONE CEMENT

    The global orthopaedics market continues to expand, and the Company believes that resorbable materials are one of the most rapidly growing sectors. With significant growth projected in the elderly population comes an increased demand for orthopaedic materials. Advances continue to be made in the design of total joint prostheses and other fixation devices. The area of bioresorbable bone substitutes is of prime interest to the major orthopaedics manufacturers, with most having the goal of adding such materials to their product line.


    OrthoDyn is based on a family of bioresorbable, biocompatible polyesters derived from compounds naturally occurring in the body. It is a composite polymer/filler system and has strength and stiffness more similar to human bone than fully ceramic systems. It is initially moldable, forming a very cohesive dough, cures fast (10 to 30 minutes) with little or no heat evolution, and has strength, stiffness and toughness similar to human bone. Preclinical studies have demonstrated acceptable specifications with regard to degradation time, biocompatibility and strength. These studies also have provided early indications that new bone effectively grows into and replaces the cement. The polymer component also has potential use for formation of preformed bioresorbable pins, plates and screws.

    In line with DynaGen's goal to minimize development expenditures on products which have long-term development and clinical approval programs, the Company and Smith & Nephew have recently entered into an agreement providing Smith & Nephew with an exclusive period of 12 months to evaluate the OrthoDyn product's human orthopaedic applications. There can be no assurance that the Company will enter into a definitive agreement with Smith & Nephew or that such an agreement will prove successful for DynaGen. Furthermore, no assurance can be given that continued preclinical development of OrthoDyn will be successful, that the necessary regulatory approvals will be obtained or that the OrthoDyn products will be successfully marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

 ADDITIONAL BIORESORBABLE POLYMER TECHNOLOGIES

    Vaccine delivery represents a potential area for the application of the Company's controlled release delivery systems. DynaGen's patent application covering its Sleeper(tm) technology has recently been granted notice of allowance from the U.S. Patent and Trademark Office. This technology involves a unique combination of a bioresorbable polymer and a vaccine such that, upon injection, the Sleeper delivery system immediately releases the initial amount of vaccine corresponding to the first shot and then, after a predetermined period of time, will release in a "burst" the second load of vaccine representing the "booster" shot.

    DynaGen  also has  developed  a polymer  system  that can be  applied to the controlled, sustained release of a wide variety of drugs. The Company is pursuing both corporate alliances and outlicensing approaches for further development of these resorbable polymer technologies. There can be no assurance that the Company will be able to find a suitable development partner for these bioresorbable polymer technologies, that development efforts for these technologies will be successfully completed or that the products, if introduced, will be successfully marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

 OTHER THERAPEUTIC PRODUCTS

    The Company is also conducting early stage research on a proprietary bacterial extract for the treatment of infectious diseases and is currently engaged in the characterization and partial purification of the extract prior to filing an investigational new drug application. Management is also evaluating potential clinical applications for this technology. These types of therapeutics have been studied in the past and have had mixed results. There can be no assurance that the Company can successfully develop, test and market products based on this technology. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

DIAGNOSTIC PRODUCTS

    The health care industry has shifted to a managed care approach which integrates prevention, diagnostic, therapeutic and compliance technologies into a panel of products for specific disease management. In light of this structural shift, the Company is developing diagnostic products which may help in the prevention and diagnosis of disease and in the determination of compliance with smoking cessation programs.


 BREAST BIOPSY TECHNOLOGY

    DynaGen recently licensed technology that is intended to improve the accuracy and efficiency, and reduce the overall cost, of breast surgical biopsy procedures from BioLoc, a privately held Boston-based company. The acquisition of the BioLoc technology fits DynaGen's strategy of developing distinctive healthcare products based on technologies acquired by the Company from outside sources.

    Core needle biopsy, the most commonly used non-surgical procedure for diagnosis of suspicious lesions in breasts, is limited in its ability due to the difficulty in capturing the targeted tissue and the need for multiple attempts to obtain accurate and sufficient samples, resulting in unnecessary pain, scarring and anxiety. The BioLoc technology is intended to overcome the shortcomings of the core needle biopsy procedure by accurately guiding the surgical biopsy instruments directly to the suspected tissue lesion identified during mammography examination. Imaging and location tracking technologies are combined to provide a three-dimensional view of the breast tissue which the Company believes will allow the accurate depiction of the biopsy target and guidance for its surgical removal. The Company is now completing its patent application covering this technology and developing a prototype system.

    The BioLoc technology is in an early stage of development and therefore is subject to the risks of unsuccessful development, marketing and commercialization. This proposed product will require substantial further development and preclinical and clinical testing and regulatory approval, at a substantial cost to the Company. Additional investment by the Company in manufacturing, marketing and sales infrastructures will also be required prior to commercialization. No assurance can be given that these development efforts will be successfully completed or that the products, if introduced, will be successfully marketed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

 SMOKING CESSATION AND RELATED DIAGNOSTIC PRODUCTS

    NICCHECK I. NicCheck I is a simple colorometric test for the detection of nicotine and/or its metabolites in urine. The test distinguishes between smokers and nonsmokers with 97% accuracy and is also able to distinguish between high and low consumers of nicotine. NicCheck I can be used both as a companion product for NicErase-SL or independently for clinical evaluation. The NicCheck I result may be used to determine the appropriate level of nicotine replacement therapy during smoking cessation efforts. Smokers who are trying to quit may become more motivated by observing a decrease in color intensity of the NicCheck I results as they reduce nicotine consumption. NicCheck I may also prove to be a cost-effective means for insurance companies to employ risk assessment/risk management strategies. The FDA recently granted the Company clearance to market NicCheck I in the United States and the Company is now attempting to establish multilevel sales and marketing approaches.

    NICCHECK II. The Company is initiating preclinical studies for detecting exposure to secondhand smoke. Secondhand smoke causes and exacerbates a number of respiratory problems in nonsmokers. The Company believes that physicians could use NicCheck II to promote early intervention.

 TUBERCULOSIS DIAGNOSTIC PRODUCTS

    DynaGen has also developed proprietary diagnostic tests for certain infectious diseases including tuberculosis ("TB"). The Company is currently selling MycoDot(r), a product to detect antibodies against mycobacteria in blood or serum, through distributors primarily in Southeast Asia, Pacific Rim countries, China, India, and Japan. DynaGen has received clearance under three premarket notification 510(k)s from the FDA to market its MycoAKT(r) diagnostic tests that identify three mycobacterial species in culture. The Company has granted exclusive U.S. manufacturing and distribution rights and semi-exclusive worldwide rights for MycoAKT to a third party. The Company continues to pursue licensing arrangements for the promotion and distribution of these products, but does not expect to generate material amounts of revenue from sales of these products.



SALES AND MARKETING

    The Company's generic therapeutic products are sold through private label arrangements primarily through direct sales efforts to drug wholesalers, distributors and retail drug chains and other pharmaceutical companies. In the near future, the Company also intends to market its generic therapeutic products under its own "Able Laboratories" name. The Company markets its diagnostic products under its own name primarily through distributors.

    The Company has relatively limited experience in sales, marketing and distribution. There can be no assurance that the Company can successfully implement its sales and marketing strategy or that it can successfully market or sell any of its products or proposed products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

MAJOR CUSTOMERS

    During the Transition Period, approximately 85% of total revenues were derived from three major customers: Schein Pharmaceutical ("Schein") (53%), Genelabs Diagnostic Pte LTD ("Genelabs") (18%) and Alpharma, Inc. (14%). For the fiscal year ended June 30, 1996, approximately 79% of total revenues were derived from three major customers: Bristol-Myers Products ("BMP") (45%), Hainan OSROC Bio-Tech Co. Ltd. ("OSROC") (23%) and Remel LP ("Remel") (11%). For the fiscal year ended June 30, 1995, approximately 77% of total revenues were derived from two major customers: BMP (50%) and Genelabs (27%). There is no assurance that the revenues from Schein and Genelabs will recur. The revenue from BMP represents the recognition over two years of a one-time payment of $500,000 and will not recur. In addition, the revenue from Alpharma, Inc. was derived from a temporary supply agreement which ended in February 1997 and is not expected to recur. The loss of any key customer and the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business, financial condition and results of operations.

INDUSTRY SEGMENTS AND SALES BY GEOGRAPHIC AREA

    Financial information with respect to the Company's business segments and product sales by geographic area is presented in Note 11 of "Notes to Consolidated Financial Statements."

BACKLOG

    The dollar amount of backlog orders for the Company's products as of December 31, 1996 was approximately $300,000. Although orders are subject to cancellation without penalty, management expects to fill substantially all of them in the near future.

MANUFACTURING AND SUPPLIERS

    DynaGen's generic products are manufactured at its Able Laboratories facility in South Plainfield, New Jersey. The principal components used in the Company's generic products are active and inactive pharmaceutical ingredients and certain packaging materials. Sources for certain materials for the Company's products must be approved by the FDA, and in many instances only one source has been approved. Active raw material ingredients are purchased primarily from United States distributors of bulk pharmaceutical materials manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials. However, if raw materials from a specified supplier were to become unavailable, the Company would be required to file a supplement to its ANDA and revalidate the manufacturing process using the new supplier's materials. If unexpected delays in obtaining new materials do occur, it could result in the loss of revenues and have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

    The Company's strategy is to license its diagnostic products for manufacture and distribution by third parties. The Company has entered into license agreements for the manufacture and distribution of its MycoAKT and MycoDot products. MycoDot is produced by a single licensed manufacturer in India. Nicheck I is produced by a contract manufacturer in the United States. The Company's dependence upon third parties for the manufacture and distribution of its diagnostic products could have a material adverse effect on its ability to deliver its products on a timely basis.


    Clinical supplies of the Company's proprietary NicErase-SL product candidate are manufactured by a third-party contract manufacturer.

    The Company's Cambridge, Massachusetts and South Plainfield, New Jersey facilities are registered with the FDA and subject to current Good Manufacturing Practices ("cGMP") as prescribed by the FDA.

COMPETITION

    The Company competes with other generic manufacturers, specialized biotechnology companies and major pharmaceutical companies. Many of these competitors possess substantially greater financial and other resources, such as expertise in clinical trials, FDA submissions and marketing, that are needed to commercialize a pharmaceutical product.

    In the generic pharmaceutical market, the Company competes with off-patent drug manufacturers, brand-name pharmaceutical companies that manufacture off-patent drugs, the original manufacturers of brand-name drugs and manufacturers of new drugs that may be used for the same indications as the Company's products. Revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high revenues and gross profit. As other generic manufacturers receive regulatory approvals on competing products, prices and revenues typically decline. Accordingly, the level of revenues and gross profit attributable to generic products developed and manufactured by the Company is dependent, in part, on its ability to develop and introduce new generic products, the timing of regulatory approval of such products, and the number and timing of regulatory approvals of competing products. In addition, competition in the United States generic pharmaceutical market continues to intensify as the pharmaceutical market continues to intensify as the pharmaceutical industry adjusts to increased pressures to contain health care costs. Brand name companies are increasingly selling their products into the generic market directly by acquiring or forming strategic alliances with generic pharmaceutical companies. No regulatory approvals are required for a brand name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. These competitive factors may have a material adverse effect on the Company's ability to sell its generic products.

    In the field of nicotine addiction, the NicErase-SL product candidate will compete with both prescription and OTC products. In particular, management believes that the principal drug competition for its proposed NicErase product is nicotine chewing gum, nicotine nasal spray and the nicotine patch which several pharmaceutical companies, such as SmithKline Beecham, Hoechst Marion Roussel, McNeil Consumer Products Co. and Ciba Self-Medication have developed and are marketing in the United States and elsewhere. Competition has been increasing due to the FDA approval of several nicotine patch and gum products to be sold OTC, without prescription (see "Overview of Smoking Cessation Therapy"). These FDA approvals have caused a shift in the smoking cessation marketplace from prescription to OTC use. Other programs that emphasize behavioral modification approaches, such as hypnosis, will create additional competition in the smoking cessation market. There can be no assurance that the results of pivotal Phase 3 clinical trials will prove successful for the Company's NicErase-SL product candidate or that it will receive the necessary regulatory approvals and even if such approvals are obtained, that such product will be commercially successful.

    OrthoDyn, the Company's orthopedic product candidate, will compete with products from a number of much larger companies in the bone repair market, including, but not limited to, Johnson & Johnson Co., Pfizer (Howmedica) and Bristol-Myers Squibb Co. (Zimmer). There can be no assurance that the Company's OrthoDyn product candidate will receive the necessary regulatory approvals and even if such approvals are obtained that such product will be commercially successful.

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


GOVERNMENT REGULATION

    The Company's therapeutic and diagnostic products will be subject to significant government regulation in the United States principally by the FDA, and to a lesser extent, by the Drug Enforcement Administration, state governments and other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacture, labeling, storage, recordkeeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in judicially and administratively imposed sanctions including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can also involve product recalls and the refusal of the government to approve new drug applications ("NDAs") or ANDAs. In order to conduct clinical tests and produce and market products for human diagnostic and therapeutic use, the Company must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the FDA as safe and effective for their intended use prior to being marketed for human applications.

    To obtain FDA approval for a new drug or generic equivalent, a prospective manufacturer must, among other things, comply with the FDA's cGMP regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time, and the Company must follow cGMP regulations at all times during the manufacture and other processing of drugs. To comply with the requirements set forth in these regulations, the Company must continue to expend significant time to provide adequate resources in the areas of development, production, quality control and quality assurance.

    FDA approval is required before the Company can market any new drug, including a generic equivalent of a previously approved drug or a new indication or delivery method for a previously approved drug. There are three principal ways to obtain FDA approval of a new drug:

       1) New Drug Application (NDA) -- A prospective manufacturer must submit to the FDA full reports of well-controlled clinical studies and other data to prove that a drug is safe and effective and meets other requirements for approval.

       2) "Paper" NDAs -- Under certain circumstances, the FDA will permit safety and efficacy to be demonstrated by submission of published literature and journal articles.

       3) Abbreviated New Drug Applications (ANDA) -- The Waxman-Hatch Act of 1984 established a statutory procedure for the submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA. Under the ANDA procedure, the FDA waives the requirement of conducting complete clinical studies of safety and efficacy, and instead typically requires the applicant to submit data illustrating that the generic drug formulation is bioequivalent to a previously approved drug. "Bioequivalence" means that the rate of absorption and the levels of concentration of a generic drug in the body needed to produce a therapeutic effect are substantially equivalent to those of the previously approved drug. For some drugs, the FDA may require other means of demonstrating that the generic drug is bioequivalent to the original drug. The NDA and ANDA approval process generally takes a number of years and involves the expenditure of substantial resources.

    FDA approval of an NDA dealing with a new pharmaceutical or biological product for human use is a multistep process. Generally, preclinical animal testing first must be conducted to establish the safety and potential efficacy of the experimental product for treatment of a given disease or condition. Once the product has been found to be reasonably safe in animals, suggesting that human testing would be appropriate, an investigational new drug ("IND") application is submitted to the FDA. FDA acceptance of the IND allows a company to initiate clinical testing on human subjects. The initial phase of clinical testing (Phase 1) is conducted to evaluate the safety and, if possible, to gain early evidence of effectiveness of the experimental product in humans. If acceptable product safety is demonstrated, then Phase 2 trials are initiated. The Phase 2 trials involve studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific application, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse side effects. Phase 2 studies are also utilized to evaluate combinations of products for therapeutic activity. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 trials may be initiated. Phase 3 trials are expanded controlled trials that are intended to gather additional information about safety and effectiveness in order to evaluate the overall risk-benefit relationship of the experimental product and to provide an adequate basis for product labeling. These trials also may compare the safety and activity of the experimental product with currently available products. It is not possible to estimate the time in which Phase 1, 2 and 3 studies will be completed with respect to a given product, although the time period can be as long as several years.

    Upon completion of clinical testing, which demonstrates that the product is safe and effective for a specific indication, an NDA or a Product License Application ("PLA") for a biological product may be submitted to the FDA. This application includes details of the manufacturing procedures, testing processes, preclinical studies and clinical trials. FDA first determines whether to accept the application for filing. If it does, FDA's review commences; if it does not, the Company may need to obtain additional data before resubmitting the application. FDA approval of the application is required before the applicant may market the new product. In addition, the FDA may impose conditions on the approval, such as post-marketing testing and surveillance programs to monitor a product's safety and effectiveness.

    The Waxman-Hatch Act establishes certain statutory protections for FDA-approved drugs, which protections could preclude submission or delay the approval of a competing ANDA. One such provision allows a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for NDAs (including different dosage forms) containing data from new clinical investigations essential to the approval of the application. Both patented and non-patented drug products are subject to these market exclusivity provisions. Another provision of the act extends patents for up to five years as compensation for reduction of the effective market life of the patent resulting from the time involved in the federal regulatory review process.

    The Orphan Drug Act also has market exclusivity provisions of seven years for the first approved drug for a rare disease or condition. A grant of exclusivity under this act can preclude the approval of both NDAs and ANDAs for the orphan indication.

    The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, imposes three types of user fees on manufacturers of NDA-approved prescription drugs. Applicants submitting only ANDAs and most other off-patent drug manufacturers, including the Company, are not currently subject to any of the three user fees. If the Company submits NDAs for non-ANDA products, the Company will be subject to user fees.

    Penalties for wrongdoing in connection with the development or submission of an ANDA were established by the Generic Drug Enforcement Act of 1992, authorizing the FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA. They may also temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and also has authority to withdraw approval of an ANDA under certain circumstances and to seek civil penalties. The Company does not expect the law to have a material impact on the review or approval of the Company's ANDAs.

    Reimbursement legislation such as Medicaid, Medicare, Veterans Administration and other programs govern reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate 11% of average net sales price for products marketed under ANDAs. NDA manufacturers are required to rebate the greater of 15.2% of average net sales price or the difference between average net sales price and the lowest net sales price during a specified period. The Company believes that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.

    The Company's manufacturing subsidiary, Able, currently manufactures several products which are regulated as "old drugs" and subject to the requirements of the Over-the-Counter Drug Review regulations promulgated by the FDA. This class of drugs requires no prior approval from FDA before marketing, but such products must comply with applicable FDA monographs which specify, among other things, required ingredients, dosage levels, label contents and permitted uses. These monographs may be changed from time to time, in which case the Company may be required to change the formulation, packaging or labeling of any affected product. Changes to monographs normally have a delayed effective date, so while the Company may have to incur costs to comply with any such changes, disruption of distribution is not likely.

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

    The FDA can also significantly delay the approval of a pending NDA, ANDA, 510(k) or PMA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." Manufacturers of drugs and devices must also comply with the FDA's cGMP standards or risk sanctions such as the suspension of manufacturing or the seizure of drug products and the FDA's refusal to approve additional applications.

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

    Able is subject to a consent decree entered by the court on April 9, 1992 in United States v. Able Laboratories, Inc., Civ. No. 91-4916 (D.N.J.) for failure to comply with FDA cGMP and has been operating under this consent decree since April 1992. The principals involved in the issuance of that order are no longer employed by Able, DynaGen or any of its affiliates. Since the acquisition by DynaGen, Able has made substantial commitments (both directed and financial) to improve the plant, personnel, and equipment in order to effect an improvement in its operations. Key management changes have been made with individuals who have knowledge and commitment for cGMP in order to ensure continued cGMP compliance. Ongoing cGMP training on a regularly scheduled basis will also be provided to Able's employees.


    Additionally, the latest Establishment Inspection, conducted on November 12, 13, 18, and 19, 1996 under the authority of an Order of Permanent Injunction did not result in the issuance of an FDA Form 483, and the Establishment Inspection Report (EIR) classified the inspection as "NN" -- no official action indicated. The Company is in the process of initiating changes and plans to request the FDA to join Able in a petition for relief from the consent decree.

PRODUCT LIABILITY AND INSURANCE COVERAGE

    The Company presently maintains product liability insurance in the amount of $3,000,000 for its products presently being marketed. The Company does not presently maintain product liability insurance on any of its proposed products. Although, the Company intends to obtain product liability insurance prior to the commercialization of certain products which are not presently insured, there can be no assurance that the Company will obtain such insurance at favorable rates or, even if obtained, that any insurance will be adequate to cover potential liabilities.

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

RESEARCH AND DEVELOPMENT

    For the Transition Period, the Company expended $1,092,253 on research and development activities. For the fiscal years ended June 30, 1996, 1995 and 1994, the Company expended $3,118,145, $1,718,006 and $2,183,849, respectively, on research and development activities.

PATENTS AND PROPRIETARY TECHNOLOGY

    As part of its initial organization, the Company acquired several patents related to the polymer technologies. In addition, the Company has filed several U.S. and foreign patent applications for processes and products relating to its controlled release delivery systems, smoking cessation technology, nicotine detection product, bioresorbable bone cement product, immunological tests for the diagnosis of mycobacterial disease, and other technologies. No assurance can be given that existing patent applications will be granted or that any patents, if issued, will provide the Company with adequate protection relating to the covered products, technology or processes.

    To date, the Company has received two U.S. patents related to its NicErase smoking cessation technology covering: (i) the transdermal delivery system for the administration of lobeline as an aid to smoking cessation and (ii) sublingual tablet formulations. The Company has received a U.S. patent related to a controlled release delivery system for drug dependency. In April 1997, the Company received a notice of allowance from the U.S. patent office for the Company's pulsed release vaccine delivery technology. Competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to the Company will not be infringed or circumvented by others or that others will not obtain patents that the Company would need to license or circumvent. There can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. In addition, there can be no assurance that the Company's patents, if issued, would be held valid by a court.

    The Company's generic and specialty pharmaceutical businesses rely upon unpatented trade secrets and proprietary technologies and processes. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to unpatented trade secrets. The Company requires its employees, consultants and other advisors to execute confidentiality agreements. However, there is no assurance that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

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

    MycoDot(R),   NicErase(R),   MycoAKT(R),  NicCheck(R)  and  OrthoDyn(R)  are
registered trademarks of the Company. Sleeper(tm) is a trademark of the Company.

EMPLOYEES

    As of April 24, 1997, the Company and its subsidiary had 67 full-time employees, of whom 16 were employed in selling, general and administrative activities and 51 were employed in research and development and manufacturing of its products. Six of the Company's employees hold doctoral degrees including one who holds a Doctorate in Medicine (M.D.). None of the Company's employees are represented by a union. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

    The Company maintains its principal executive offices and laboratory facilities at 99 Erie Street in Cambridge, Massachusetts. The premises, which consist of approximately 27,000 square feet of space, are leased from an unaffiliated party, for a term expiring on September 30, 1997.

    The Able Laboratories subsidiary is located at a 46,000 square foot leased manufacturing facility in South Plainfield, New Jersey. The premises are leased from an unaffiliated party for a term expiring on March 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the Transition Period.


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


                                                                                 CLASS A
                                          COMMON STOCK   PUBLIC WARRANTS    PUBLIC WARRANTS(1)
                                          ------------   ---------------    ------------------
                                          HIGH    LOW     HIGH      LOW      HIGH       LOW
                                          ----    ---     ----      ---      ----       ---
FISCAL 1995
July 1 to September 30, 1994             $1.44   $ .53    $ .44    $ .13     $ .56     $ .13
October 1 to December 31, 1994            2.75    1.19      .75      .34      1.69       .47
January 1 to March 31, 1995               3.13    1.63     1.38      .38      2.25       .88
April 1 to June 30, 1995                  4.63    2.13     2.63      .75      3.81      1.25

FISCAL 1996
-----------
July 1 to September 30, 1995              6.55    1.63     5.00      .50      5.19      1.00
October 1 to December 31, 1995            3.88    1.88     2.81     1.00      2.81       .56
January 1 to March 31, 1996               3.66    2.19     2.44     1.13      --        --
April 1 to June 30, 1996                  3.19    2.13     2.50     1.13      --        --

TRANSITION PERIOD
-----------------
July 1 to September 30, 1996              2.56    1.50     1.63      .88      --        --
October 1 to December 31, 1996            1.88    1.03     1.00      .16      --        --



--------
(1) Redeemed on December 14, 1995.

    On April 24, 1997,  the last reported  sale prices of the  Company's  Common
Stock  and  Public   Warrants  as  reported  on  Nasdaq  were  $1.22  and  $.50, respectively.

    As of April 24, 1997, based upon information from the Company's transfer agent, there were approximately 753 holders of record of the Company's Common Stock. As of such date, the Company estimates that there are approximately 12,000 beneficial holders of the Company's Common Stock.

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


                                                                      YEARS ENDED JUNE 30,
                                                                      --------------------
                               TRANSITION
                              PERIOD ENDED
                              DECEMBER 31,
                                  1996           1996          1995          1994          1993           1992
                                  ----           ----          ----          ----          ----           ----
STATEMENT OF OPERATIONS DATA:
Revenues                       $   359,908    $   555,745   $   497,553   $   437,005   $   883,910   $    192,332
Costs and Expenses               4,687,745      5,899,650     3,836,295     4,264,141     4,388,575      2,837,862
Loss From Continuing
  Operations                    (4,306,140)    (5,097,419)   (3,042,383)   (3,645,804)   (3,405,387)    (2,660,040)
Loss From Discontinued
  Operations                            --             --            --       (14,945)      (48,095)       (40,984)
Net Loss                        (4,306,140)    (5,097,419)   (3,042,383)   (3,660,749)   (3,453,482)    (2,701,024)
Loss Per Share:
  From Continuing
   Operations                         (.15)          (.21)         (.14)         (.22)         (.26)          (.23)
  From discontinued
   Operations                           --             --            --            --            --           (.01)
  Net Loss                            (.15)          (.21)         (.14)         (.22)         (.26)          (.24)
Weighted Average Number of
  Shares Outstanding            28,794,118     24,433,949    21,179,703    16,517,117    13,070,565    11,471,849


                                                                        AT JUNE 30,
                                                                        -----------
                                   AT
                              DECEMBER 31,
                                  1996           1996          1995         1994         1993         1992
                                  ----           ----          ----         ----         ----         ----
BALANCE SHEET DATA:
Total Assets                   $7,463,149     $11,576,666   $5,114,021   $7,834,706   $5,602,289   $  1,942,367
Convertible Note Payable        1,600,000       2,000,000       --           --           --           --
Total Liabilities               2,409,133       2,733,032      587,207      420,964      441,171        604,238
Working Capital                 5,502,295      10,203,693    4,102,747    6,967,894    4,584,747        739,465
Stockholders' Equity            5,054,016       8,843,634    4,526,814    7,413,742    5,161,118      1,338,129

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company develops and markets proprietary and generic therapeutic and diagnostic products for the human healthcare market. The Company has begun expanding its business focus from being a development and licensing company to building a diversified healthcare company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals as well as the continued development of therapeutic and diagnostic products. The Company intends to implement this strategy through the acquisition of businesses, technologies and products that the Company believes are undervalued as well as through internal product development. In August 1996, the Company acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, the Company has signed an agreement to purchase all of the outstanding shares Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceuticals.

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

RESULTS OF OPERATIONS

    TRANSITION PERIOD ENDED DECEMBER 31, 1996 COMPARED WITH THE SIX MONTH PERIOD ENDED DECEMBER 31, 1995

    REVENUES

    Revenues for the six month period ended December 31, 1996 (the "Transition Period") were $360,000 versus $333,000 for the six months ended December 31, 1995. This increase of $27,000 is a result of an increase in Able product sales partially offset by a decrease in fee revenue which was due to one-time fees from Bristol-Meyers Products recognized during the six months ended December 31, 1995. The increase in product sales resulted from the Company realizing sales from its Able subsidiary since its acquisition on August 19, 1996. The Company's product sales also increased due to improved diagnostic products sales.

    COST OF SALES

    Cost of sales was 99% of product sales for the Transition Period compared with 50% for the six months ended December 31, 1995. Tablet and suppository production at Able during the Transition Period did not support the minimum level of fixed manufacturing costs required at the facility. Management expects that the cost of product sales, as a percentage of sales, will decrease as sales orders and production volumes increase.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses for the Transition Period were $1,092,000 versus $1,037,000 for the six months ended December 31, 1995, an increase of $55,000. This increase is primarily attributable to costs associated with the ongoing NicErase-SL Phase 3 clinical trial and the Company's efforts in filing a 510(k) application with the U.S. Food and Drug Administration for its NicCheck(R) product. The Company is also conducting early stage research on a bacterial extract for the treatment of infectious diseases.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the Transition Period were $3,239,000 versus $1,189,000 for the six months ended December 31, 1995, an increase of $2,050,000. The increase in selling, general and administrative expenses is primarily due to additional payroll and plant operating costs of approximately $793,000 resulting from the acquisition of Able. In addition, the Company incurred additional costs of approximately $865,000 for the use of business consultants to develop, seek and obtain alliances for certain Company products, potential products and financial development. The Company incurred additional costs of approximately $80,000 towards patent applications for several of its products. Legal expenses increased by approximately $106,000 primarily related to assistance with technology licensing, pending acquisitions and corporate regulatory filings. The remainder is due to a net increase in other operating expenses.

    OTHER INCOME (EXPENSE)

    Investment income increased by $46,000 from $112,000 to $158,000 for the Transition Period as compared to same period ended December 31, 1995. The Company had greater funds available for investment during the Transition Period compared to the six months ended December 31, 1995.

    The Company incurred interest expense of $74,000 and amortized debt financing costs of $62,000 during the Transition Period, both associated with the $2,000,000 convertible note issued in 1996.

    INCOME TAXES

    There were no provisions for income taxes for the Transition Period and the six months ended December 31, 1995 due to operating losses incurred by the Company and valuation reserves applied against deferred tax assets. As of December 31, 1996 and December 31, 1995, for Federal and state income tax reporting purposes, the Company had net operating loss carryforwards of approximately $23,460,000 and $19,270,000 respectively. In addition, the Company had Federal and state research tax credit carryforwards of approximately $583,000 and $120,000, respectively, available to reduce future tax liabilities.

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

    OTHER INCOME (EXPENSE)

    The increase in investment income is primarily due to greater funds available for investment during Fiscal 1996. The increases in interest expense and debt financing cost amortization are attributable to the $2,000,000 convertible note issued in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had working capital of $5,502,000 versus working capital of $10,204,000 at June 30, 1996. Cash and investment securities were $5,117,000 at December 31, 1996 as compared to $10,464,000 at June 30, 1996. Working capital was used primarily for research and development and to fund the purchase of Able and its operations during the Transition Period.

    As discussed in Note 2 to the financial statements, in August 1996, the Company acquired certain assets of Able, a generic pharmaceutical products subsidiary of Alpharma Inc., for $550,000 in cash and acquisition costs of $150,000. Able manufactures and markets prescription and over-the-counter pharmaceuticals from a 46,000 square foot leased manufacturing facility in South Plainfield, New Jersey. DynaGen obtained the rights to several approved ANDA products through this purchase. DynaGen plans to increase sales of its generic product portfolio by expanding Able's distribution network, by reintroducing discontinued products and by developing new ANDA products. The acquisition has increased revenues, costs and expenses, capital expenditures and net cash used for operating activities. DynaGen intends to fund Able's operations until it becomes self-supporting. There can be no assurance that the Company will be successful in assimilating this or any future acquisition or that Able will generate sufficient revenues to become self-supporting.

    Management anticipates that the available working capital will be sufficient to fund the current level of operations, including the Able business, through June 1997, but that the available working capital will not be sufficient to fund the acquisition of Superior. The Company has realized limited revenues from license fees and the sale of its diagnostic products. Its future prospects and revenue potential from product sales cannot be determined with any certainty at this time.

    The Company plans to raise capital in order to finance the proposed acquisition of Superior through the sale of its securities. There can be no assurance that the Company will be able to secure this financing or that such financing will be available on favorable terms. If the Company is unable to obtain such financing, it will be unable to close the Superior acquisition. Concurrently with the completion of the proposed Superior acquisition, Superior and the Company intend to enter into a line of credit to provide financing for Superior. The Company and Superior are currently in discussions with a commercial bank regarding such line of credit. There can be no assurance that the Company will be able to secure the line of credit or that the line of credit will be available on favorable terms. If the Company is unable to obtain a line of credit for Superior, it will be unable to close the Superior acquisition. The Company intends to fund Superior's operations with the line of credit and Superior's cash generated from operations.

    The Company also continues to pursue additional sources of capital in order to fund the growth of the Able generic drug business and its product development efforts. The Able financing may take the form of a line of credit or equipment notes or leases. There can be no assurance that the Company will be able to secure additional financing for the Able business or its continued product development efforts or that financing will be available on favorable terms. If the Company is unable to obtain such additional financing, the Company's ability to maintain its current level of operations would be materially and adversely affected and the Company will be required to reduce or eliminate certain expenditures, including its research and development activity with respect to certain proposed products.

ENVIRONMENTAL LIABILITY

    The Company has no known material environmental violations or assessments.


RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation" in the Transition Period. As discussed in Note 1 to the financial statements, the adoption of SFAS No. 121 and No. 123 did not have a material effect on the Company's financial position, results of operations and cash flows.

    The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," in February 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share, and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. SFAS No. 128 requires the restatement of all prior-period earnings per share data presented.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including, but not limited to, statements contained in "Item 1. Business" relating to the Company's strategy with respect to the development and marketing of the Company's products and to statements contained in "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations" relating to liquidity and capital resources) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

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

    History of Losses; Anticipation of Future Losses. The Company has incurred operating losses since its inception and has an accumulated deficit of $24,315,191 as of December 31, 1996. The Company incurred a net loss of $4,306,140 for the Transition Period ended December 31, 1996, as compared with a net loss of $1,809,816 for the same period ended December 31, 1995. The Company incurred a net loss of $5,097,419 for the fiscal year ended June 30, 1996, compared with a net loss of $3,042,383 for the fiscal year ended June 30, 1995. Such losses have resulted principally from expenses incurred in research and development and from general and administrative costs associated with the Company's development efforts. The continued development of the Company's products will require the commitment of substantial resources to conduct further development and preclinical and clinical trials, and to establish manufacturing, sales, marketing, regulatory and administrative capabilities. In addition, the Company's recently acquired subsidiary, Able, has incurred net operating losses in the past. The Company expects to provide its Able subsidiary with working capital during the foreseeable future until Able can become self-supporting. The Company expects to incur substantial operating losses over the next several years as its product programs expand, various clinical trials commence and marketing efforts are launched. The amount of net losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability, the Company must, among other things, successfully complete development of its products, obtain regulatory approvals, and establish manufacturing and marketing capabilities by itself or with third parties. There is no assurance that the Company will ever generate substantial revenues or achieve profitability.


    Future Capital Needs; Uncertainty of Additional Funding. It is anticipated that the Company will continue to expend significant amounts of capital to fund its research and development, clinical trials and generic pharmaceutical business and the proposed acquisition of Superior. The Company's available working capital is inadequate for completion of the Company's development programs, and additional financing will be necessary for the continued support of the Company's proposed products and operations, including the establishment of manufacturing, marketing and distribution capabilities for its proposed products and the continued operations of Able. There can be no assurance that the Company will be able to secure additional financing or that such financing will be available on favorable terms. If the Company is unable to obtain such additional financing, the Company's ability to maintain its current level of operations would be materially and adversely affected and the Company will be required to reduce its overall expenditures including its research and development activity with respect to certain proposed products.

    In addition, the Company will require additional financing to fund the proposed Superior acquisition and a line of credit to fund Superior's operations. There can be no assurance that the Company will be able to secure such financing or line of credit or that such financing or line of credit will be available on favorable terms. If the Company is unable to obtain such financing or line of credit, it will be unable to close the Superior acquisition.

    Uncertainties Related to NicErase-SL. Under applicable law, the Company will not be permitted to sell NicErase-SL, and thus generate any revenue from its development of NicErase-SL, unless it obtains the necessary regulatory approvals from the FDA for the commercial sale of that product. To obtain such regulatory approvals, the Company must demonstrate to the satisfaction of the FDA, through preclinical studies and clinical trials, that NicErase-SL is safe and effective. Although the results of the Company's pilot Phase 3 clinical trials were encouraging, they do not necessarily indicate, and they do not guarantee, that the results of the ongoing multi-center Phase 3 clinical trial will be favorable to the Company. Nor do the results obtained in the small-scale pilot tests completed by the Company to date necessarily indicate that the Company will ultimately succeed in obtaining FDA approval for the commercial sale of NicErase-SL. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If NicErase-SL is not shown to be safe and effective in either current ongoing, or any future clinical trials, and if the Company is thus unable to commercialize NicErase-SL it would have a material adverse effect on the Company's business, financial condition and results of operations.

    Integration of Able and Superior Acquisitions. In August 1996, the Company acquired certain assets of Able, and in March 1997, the Company signed an agreement to purchase all of the outstanding shares of Superior. There can be no assurance that the anticipated benefits from the Able acquisition or the proposed Superior acquisition will be realized. Additionally, there can be no assurance that the Company will be able to effectively market the existing Able products, that it will obtain FDA approval to market additional generic drugs or that it will be successful in managing the combined operations. The integration of Able and Superior requires substantial attention from management, many of whom have limited experience in integrating acquisitions. The diversion of management's attention, the process of integrating the businesses and any difficulties encountered in the transition process could cause an interruption of business, and could have a material adverse effect on the Company's operations and financial performance.

    Risks Associated with Managing a Changing Business. The Company has begun to expand its business focus from being a development and licensing company to building a diversified healthcare company focused on the manufacture and distribution of generic drug products as well as the continued development of therapeutic and diagnostic products. In order to achieve this expansion, the Company must undergo substantial changes in its operations, which may significantly strain the Company's limited administrative, operational and financial resources. The ability of the Company to achieve its business objectives will depend in large part on its ability to build and expand its manufacturing operations and sales and marketing capabilities, to generally expand its operational capabilities and its financial and management information systems, to develop the management skills of its managers and supervisors and to train, motivate and manage both its existing employees and the additional employees that will be required if the Company is to expand its business. There can be no assurance that the Company will succeed in developing all or any of these capabilities, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

    Future Acquisitions. Management may from time to time consider other acquisitions of assets, businesses or technologies that will enable the Company to acquire complementary skills and capabilities, offer new products, expand its customer base or obtain other competitive advantages. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, obtain financing on satisfactory terms, complete acquisitions, integrate acquired operations into its existing operations or expand into new markets. Acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expense related to intangible assets acquired, any of which could materially adversely affect the Company's business and results of operations. Acquisitions, including the Company's recent acquisition of Able and the proposed purchase of Superior, involve a number of potential risks, including difficulties in the assimilation of the acquired company's operations and products, diversion of management's resources, uncertainties associated with operating in new markets and working with new employees and customers, and the potential loss of the acquired company's key employees. There can also be no assurance that the Able acquisition, the proposed Superior acquisition and future acquisitions, if any, will not have a material adverse effect upon the Company's business and results of operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable to those achieved by the Company's existing operations, or otherwise perform as expected.

    Limited Manufacturing Capability and Experience. The Company's NicCheck, MycoDot and MycoAKT products are currently made by licensed manufacturers. The Company intends to enter into licenses, joint venture and similar collaborative arrangements with third parties for the manufacture of other proprietary products and proposed products. There are no other such agreements and there can be no assurance that the Company will be successful in securing manufacturing agreements for its products or that such agreements will prove to be on terms favorable to the Company. In addition, the Company's dependence upon third parties for the manufacture of its products and proposed products could have an adverse effect on the Company's profitability and its ability to deliver its proposed products on a timely and competitive basis. To the extent that the Company attempts to manufacture any of its products, there can be no assurance that the Company will be able to attract and retain qualified manufacturing personnel, or build or rent manufacturing facilities.

    The Company's generic therapeutic products are manufactured at its Able Laboratories facility in South Plainfield, New Jersey. In order to maintain compliance with FDA GMP standards, the Company will have to make significant investments in its infrastructure and plant facility. The Company will need to raise capital to finance these investments and there can be no assurance that the Company will be able to obtain such financing or that such financing will be available on favorable terms. There can be no assurance that such capital expenditures and overhead costs will not have a material effect upon the Company's ability to achieve profitability. There can be no assurance that the Company will retain the key employees it acquired in the Able acquisition.

    Limited Commercialization of Proprietary Products. The Company has commercially introduced and is currently marketing through distributors only two of its proprietary products, yielding limited revenues from the sale of these products. Historically, substantially all of the Company's revenues had been generated from research and development contracts and license fees. The Company's ability to achieve profitability will depend on its ability to develop and introduce commercially viable products, obtain regulatory approvals for these products and either successfully manufacture, market and distribute such products on its own or enter into collaborative agreements for product manufacturing, marketing and distribution. Many of the Company's proposed therapeutic and diagnostic products will require substantial further development, preclinical and clinical testing, and investment by the Company or third party licensees in manufacturing, marketing and sales infrastructures prior to their commercialization. No assurance can be given that the Company's development efforts will be successfully completed, that regulatory approvals will be obtained, or that these products, once introduced, will be successfully marketed.


    Early  Stage of  Product  Development.  Several  of the  Company's  proposed products, including its specialty pharmeceuticals, OrthoDyn, the breast biopsy technology being licensed from BioLoc and the bacterial extract for treatment of infectious diseases, are at an early stage of development. The Company does not expect that its early stage products will be available for a significant number of years, if at all. The early stage products will require significant research and development, and potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to produce, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. There can be no assurance that the Company's or its collaborative partners' product development efforts will be successfully completed, that required regulatory approvals will be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance.

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

    With respect to the Company's generic therapeutic products, there can be no assurance that present and potential customers of Able will continue their recent buying patterns without regard to the Able acquisition, and any significant delay or reduction in orders could have a material adverse effect on the Company's near-term business and results of operations.

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

    The Company's success in the generic drug market depends, in part, on its ability to obtain FDA approval of ANDAs for its new products, as well as its ability to procure a continuous supply of raw materials and to validate the manufacturing processes used to produce consistent test batches for FDA approval. Sources for certain materials for the Company's products must be approved by the FDA, and in many instances only one source has been approved. If raw materials from a specified supplier were to become unavailable, the Company would be required to file a supplement to its ANDA and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. Additionally, there is often a time lag, sometimes significant, between the receipt of ANDA approval and the actual marketing of the approved product due to this validation process.

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

    In addition, with its newly acquired generic product line, the Company is now competing in a new market with off-patent drug manufacturers, brand-name pharmaceutical companies that manufacture off-patent drugs, the original manufacturers of brand-name drugs and manufacturers of new drugs that may be used for the same indications as the Company's products. There is no assurance that the Company will compete successfully in this market. Revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high revenues and gross profit. As other generic manufacturers receive regulatory approvals on competing products, prices and revenues typically decline. Accordingly, the level of revenues and gross profit attributable to generic products developed and manufactured by the Company is dependent, in part, on its ability to develop and introduce new generic products, the timing of regulatory approval of such products, and the number and timing of regulatory approvals of competing products. In addition, competition in the United States generic pharmaceutical market continues to intensify as the pharmaceutical industry adjusts to increased pressures to contain health care costs. Brand name companies are increasingly selling their products into the generic market directly by acquiring or forming strategic alliances with generic pharmaceutical companies. No regulatory approvals are required for a brand name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. These competitive factors may have a material adverse effect on the Company's ability to sell its generic products.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

    Independent Auditors' Report

    Financial Statements:

      Consolidated  Balance  Sheets --  December  31, 1996 and June 30, 1996 and
       1995

      Consolidated  Statements of Loss -- Six Months Ended December 31, 1996 and
       1995 and Years Ended June 30, 1996, 1995 and 1994

      Consolidated  Statements of Changes in Stockholders'  Equity -- Six Months
       Ended December 31, 1996 and Years Ended June 30, 1996, 1995 and 1994

      Consolidated  Statements  of Cash Flows -- Six Months  Ended  December 31,
       1996 and 1995 and Years Ended June 30, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.



                                 DYNAGEN, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                    PAGE
        Independent Auditors' Report .............................................................   27
        Financial Statements:
            Consolidated  Balance  Sheets -- December 31, 1996 and June 30, 1996 and 1995 ........   28
            Consolidated  Statements  of Loss -- Six  Months  Ended December 31, 1996 and 1995
             and Years Ended June 30, 1996, 1995 and 1994 ........................................   29
            Consolidated Statements of Changes in Stockholders' Equity -- Six Months Ended
             December 31, 1996 and Years Ended June 30, 1996, 1995 and 1994 ......................   30
            Consolidated Statements of Cash Flows -- Six Months Ended December 31, 1996 and
             1995 and Years Ended June 30, 1996, 1995 and 1994 ...................................   31
            Notes to Consolidated Financial Statements ...........................................   32



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
 DYNAGEN, INC.
 Cambridge, Massachusetts

    We have audited the accompanying consolidated balance sheets of DynaGen, Inc. and subsidiary as of December 31, 1996 and June 30, 1996 and 1995 and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the six months ended December 31, 1996 and for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DynaGen, Inc. and subsidiary as of December 31, 1996 and June 30, 1996 and 1995, and the results of their operations and their cash flows for the six months ended December 31, 1996 and for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.

    As indicated in Note 1 to the consolidated financial statements, the Company needs additional capital to fund its operations, its acquisition of Superior Pharmaceutical Company and the continued support of its proposed products.

                                            WOLF & COMPANY, P.C.

Boston, Massachusetts
February 14, 1997, except for Note 14
 as to which the date is March 7, 1997



                                  DYNAGEN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,
                                                                   DECEMBER 31,   ------------------------
                                                                      1996           1996           1995
                                                                      ----           ----           ----
                                                   ASSETS
Current assets:
   Cash and cash equivalents (including interest-bearing deposits
     of $1,835,000, $154,000 and $142,000, respectively)          $  2,112,300   $    375,948  $     263,956
   Investment securities available for sale at fair value (Note 3)   3,004,700     10,087,918      4,201,876
   Accounts receivable                                                 261,932         89,703         28,971
   Inventory (Note 4)                                                  451,883        --             --
   Notes receivable (Note 8)                                           185,000         75,000        --
   Accrued interest receivable                                          40,179         86,873         86,653
   Prepaid expenses and other current assets                           255,434        221,283        108,498
                                                                       -------        -------        -------
       Total current assets                                          6,311,428     10,936,725      4,689,954
                                                                     ---------     ----------      ---------
Property and equipment, net (Notes 5 and 6)                            673,969        143,350        153,280
                                   -     -                             -------        -------        -------
Other assets:
   Patents and trademarks, net of accumulated amortization of
     $65,639, $54,341 and $46,024, respectively                        265,840        277,138        268,809
   Deferred debt financing costs, net of accumulated amortization
     of $119,039 and $57,230, respectively (Note 6)                    119,039        217,475        --
   Deposits and other assets                                            92,873          1,978          1,978
                                                                        ------          -----          -----
       Total other assets                                              477,752        496,591        270,787
                                                                       -------        -------        -------
                                                                  $  7,463,149   $ 11,576,666   $  5,114,021
                                                                  ============   ============   ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $    712,239   $    519,624   $    263,786
   Accrued payroll and payroll taxes                                    96,894        147,441         73,421
   Deferred revenue                                                    --              65,967        250,000
                                                                     ---------      ---------        -------
       Total current liabilities                                       809,133        733,032        587,207
Convertible note payable (Notes 6, 10 and 14)                        1,600,000      2,000,000        --
                                                                     ---------      ---------        -------
       Total liabilities                                             2,409,133      2,733,032        587,207
                                                                     ---------      ---------        -------
Commitments and contingencies (Note 9)
Stockholders' equity (Notes 10 and 14):
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     none outstanding                                                  --             --             --
   Common stock, $.01 par value, 75,000,000 shares authorized,
     29,106,231, 28,559,999 and 21,448,487 shares, respectively,
     issued and outstanding                                            291,062        285,600        214,485
   Additional paid-in capital                                       29,076,838     28,567,068     19,236,300
   Accumulated deficit                                             (24,315,191)   (20,009,051)   (14,911,632)
                                                                  ------------   ------------   ------------
                                                                     5,052,709      8,843,617      4,539,153
   Unrealized gain (loss) on investment securities available for
     sale (Note 3)                                                       1,307             17        (12,339)
                                                                     ---------      ---------        -------
       Total stockholders' equity                                    5,054,016      8,843,634      4,526,814
                                                                     ---------      ---------      ---------
                                                                  $  7,463,149   $  11,576,666  $   5,114,021
                                                                  ============   =============  =============

          See accompanying notes to consolidated financial statements.


                                 DYNAGEN, INC.
                         CONSOLIDATED STATEMENTS OF LOSS


                                                 SIX MONTHS ENDED DECEMBER 31,             YEARS ENDED JUNE 30,
                                                 -----------------------------             --------------------
                                                   1996            1995           1996           1995          1994
                                                   ----            ----           ----           ----          ----
                                                                (UNAUDITED)
Revenues (Note 11):
   Net product sales                            $   358,467     $    57,855    $   220,745   $    247,553      -- $
   Contract revenues                                --              --             --            --            138,255
   License fees and royalties                         1,441         275,000        335,000       250,000       298,750
                                                 ----------      ----------     ----------    ----------    ----------
       Total revenues                               359,908         332,855        555,745       497,553       437,005
                                                 ----------      ----------     ----------    ----------    ----------
Costs and expenses:
   Cost of sales                                    356,312          28,837         96,680       134,392       --
   Contract costs                                   --              --             --            --             82,903
   Research and development                       1,092,253       1,036,622      3,118,145     1,718,006     2,183,849
   Selling, general and administrative            3,239,180       1,188,733      2,684,825     1,983,897     1,997,389
                                                 ----------      ----------     ----------    ----------    ----------
       Total costs and expenses                   4,687,745       2,254,192      5,899,650     3,836,295     4,264,141
                                                 ----------      ----------     ----------    ----------    ----------
       Operating loss                            (4,327,837)     (1,921,337)    (5,343,905)   (3,338,742)   (3,827,136)
                                                 ----------      ----------     ----------    ----------    ----------
Other income (expense):
   Investment income                                157,788         111,521        367,715       296,555       183,082
   Interest expense (Note 6)                        (74,282)        --             (63,999)         (196)       (1,750)
   Amortization of debt financing costs (Note 6)    (61,809)        --             (57,230)      --            --
                                                 ----------      ----------     ----------    ----------    ----------
       Other income (expense), net                   21,697         111,521        246,486       296,359       181,332
                                                 ----------      ----------     ----------    ----------    ----------
       Loss from continuing operations           (4,306,140)     (1,809,816)    (5,097,419)   (3,042,383)   (3,645,804)
                                                 ----------      ----------     ----------    ----------    ----------
   Loss from operations of fluid systems
     consulting services                            --              --             --            --             (1,538)
   Loss on disposal of fluid systems consulting
     services                                       --              --             --            --            (13,407)
                                                 ----------      ----------     ----------    ----------    ----------
                                                    --              --             --            --            (14,945)
                                                 ----------      ----------     ----------    ----------    ----------
       Net loss                                 $(4,306,140)    $(1,809,816)   $(5,097,419)  $(3,042,383)  $(3,660,749)
                                                ===========     ===========    ===========   ===========   ===========
Net loss per share                              $      (.15)    $      (.08)   $      (.21)  $      (.14)  $      (.22)
                                                ===========     ===========    ===========   ============  ============
Weighted average shares outstanding              28,794,118      22,217,645     24,433,949    21,179,703    16,517,117
                                                 ==========      ==========     ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.


                                  DYNAGEN, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 SIX MONTHS ENDED DECEMBER 31, 1996 AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (NOTES 6, 9, 10 AND 14)




                                                                                                               UNREALIZED
                                                                                                               GAIN (LOSS)
                                SERIES A CONVERTIBLE                                                          ON INVESTMENT
                                  PREFERRED STOCK            COMMON STOCK         ADDITIONAL                    SECURITIES
                               -----------------------   ---------------------     PAID-IN     ACCUMULATED      AVAILABLE
                                SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL       DEFICIT        FOR SALE     TOTAL
                                ------       ------        ------      ------      -------       -------        --------     -----
Balance at June 30, 1993          --       $   --        14,544,297   $145,443   $13,224,175   $ (8,208,500)   $    --   $5,161,118
Shares issued in 1994 public
  offering                        --           --         6,400,000     64,000     5,553,729        --             --     5,617,729
Shares issued in private
  placement                       --           --           128,571      1,286       385,227        --             --       386,513
Cancellation of stock options
  issued for future services      --           --            --          --          (72,540)       --             --       (72,540)
Exercise of lenders' warrants     --           --           101,667      1,016        19,317        --             --        20,333
Change in method of accounting
  for investment securities       --           --            --          --          --             --           (38,662)   (38,662)
Net loss for the year ended June
  30, 1994                        --           --            --          --          --          (3,660,749)       --    (3,660,749)
                                -----       -------       ---------    -------    -------        ----------      -------  ---------
Balance at June 30, 1994          --           --        21,174,535    211,745    19,109,908    (11,869,249)     (38,662) 7,413,742
Exercise of stock options         --           --               500          5           370        --             --           375
Exercise of underwriters'
  warrants                        --           --           273,452      2,735       126,022        --             --       128,757
Decrease in unrealized loss on
  investment securities           --           --            --          --          --             --            26,323     26,323
Net loss for the year ended June
  30, 1995                        --           --            --          --          --          (3,042,383)       --    (3,042,383)
                                -----       -------       ---------    -------    -------        ----------      -------  ---------
Balance at June 30, 1995          --           --        21,448,487    214,485    19,236,300    (14,911,632)     (12,339) 4,526,814
Exercise of underwriters'
  warrants                        --           --           503,982      5,040        32,085        --             --        37,125
Exercise of public warrants       --           --         3,244,494     32,445     3,822,762        --             --     3,855,207
Shares issued in private
  placements                   1,178,264    3,461,150     1,520,686     15,207     1,376,204        --             --     4,852,561
Conversion of preferred stock (1,178,264)  (3,461,150)    1,612,834     16,128     3,445,022        --             --        --
Exercise of stock options         --           --            95,855        959         4,616        --             --         5,575
Employee stock and stock
  option grants                   --           --           117,250      1,172       557,685        --             --       558,857
Stock options issued for
  future services                 --           --            --          --           55,225        --             --        55,225
Stock issued for interest
  obligation                      --           --            16,411        164        37,169        --             --        37,333
Change in unrealized gain
  (loss) on investment
  securities                      --           --            --          --          --             --            12,356     12,356
Net loss for the year ended June
  30, 1996                        --           --            --          --          --          (5,097,419)       --    (5,097,419)
                                -----       -------       ---------    -------    -------        ----------      -------  ---------
Balance at June 30, 1996          --           --        28,559,999    285,600    28,567,068    (20,009,051)          17  8,843,634
Exercise of stock options         --           --            81,767        818        15,682        --             --        16,500
Stock issued for interest
  obligation                      --           --            50,052        500        79,117        --             --        79,617
Stock options issued for
  services                        --           --            --          --           55,742        --             --        55,742
Conversion of note payable        --           --           414,413      4,144       359,229        --             --       363,373
Increase in unrealized gain on
  investment securities           --           --            --          --          --             --             1,290      1,290
Net loss for the six months
  ended December 31, 1996         --           --            --          --          --          (4,306,140)       --    (4,306,140)
                                -----       -------       ---------    -------    -------        ----------      -------  ---------
Balance at December 31, 1996      --       $   --         29,106,231   $291,062   $29,076,838   $(24,315,191)   $  1,307 $5,054,016
                              ==========   =========     ===========   ========   ===========   =============   ========  =========


       See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,                  YEARS ENDED JUNE 30,
                                                            ------------                  --------------------
                                                         1996          1995           1996          1995       1994
                                                         ----          ----           ----          ----       ----
Cash flows from operating activities:
   Net loss                                          $(4,306,140)   $(1,809,816)  $ (5,097,419)  $(3,042,383) $(3,660,749)
   Adjustments to reconcile net loss to net cash used
     for operating activities:
       Stock and stock options issued for services        55,742        --             558,857       --           --
       Depreciation and amortization                     129,558         32,440        125,610        64,195       91,163
       Amortization and accretion of (discounts)
        premiums on investment securities                (31,497)       (19,539)      (134,474)      101,553       50,997
       Stock issued for interest obligation               79,617        --              37,333       --           --
       Write-off of patent costs                         --             --              41,852        40,893      --
       Gain on sales of investment securities            --             --             --            --            (4,424)
       Loss on disposal of fluid systems consulting
        services                                         --             --             --            --            13,407
       (Increase) decrease in operating assets:
          Accounts receivable                           (172,229)       (23,621)       (60,732)       30,518      (70,317)
          Inventory                                     (138,583)       --             --            --           --
          Prepaid expenses and other current assets       12,543        (47,227)       (57,780)       24,121      (48,667)
          Deposits and other assets                      (90,895)       --             --            --           --
       Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses          142,068         (3,770)       329,858       (77,933)     (11,534)
          Deferred revenue                               (65,967)      (150,000)      (184,033)      250,000      --
                                                      ----------     ----------     ----------    ----------   ----------
             Net cash used for operating activities   (4,385,783)    (2,021,533)    (4,440,928)   (2,609,036)  (3,640,124)
                                                      ----------     ----------     ----------    ----------   ----------
Cash flows from investing activities:
   Purchase of investment securities                  (2,567,445)    (5,937,166)   (29,913,212)   (3,187,379)  (7,198,023)
   Proceeds from sales and maturities of investment
     securities                                        9,683,450      5,600,000     24,174,000     5,500,000    4,136,330
   Purchase of wholly-owned subsidiary                  (700,000)       --             --            --           --
   Purchase of property and equipment                   (200,370)        (2,874)       (36,020)      (23,339)     (32,522)
   Patent and trademark costs                            --             (32,867)       (72,611)      (69,293)     (63,911)
   Decrease in deposits                                  --             --             --              9,325        2,971
   Net proceeds from disposal of fluid systems
     consulting services                                 --             --             --            --           153,752
   (Increase) decrease in notes receivable              (110,000)       --             (75,000)      --            16,072
                                                      ----------     ----------     ----------    ----------   ----------
             Net cash provided by (used for)
               investing activities                    6,105,635       (372,907)    (5,922,843)    2,229,314   (2,985,331)
                                                      ----------     ----------     ----------    ----------   ----------
Cash flows from financing activities:
   Net proceeds from stock warrants and options           16,500      3,896,088      3,897,907       129,132       20,333
   Net proceeds from private stock placements            --             --           4,852,561       --           386,513
   Net proceeds from convertible note payable            --             --           1,725,295       --           --
   Net proceeds from public stock offerings              --             --             --            --         5,617,729
   Decrease in deferred offering costs                   --             --             --            --            50,000
   Principal payments on capital lease                   --             --             --             (5,824)      (8,673)
                                                      ----------     ----------     ----------    ----------   ----------
             Net cash provided by financing
               activities                                 16,500      3,896,088     10,475,763       123,308    6,065,902
                                                      ----------     ----------     ----------    ----------   ----------
Net change in cash and cash equivalents                1,736,352      1,501,648        111,992      (256,414)    (559,553)
Cash and cash equivalents at beginning of period         375,948        263,956        263,956       520,370    1,079,923
                                                      ----------     ----------     ----------    ----------   ----------
Cash and cash equivalents at end of period           $ 2,112,300    $ 1,765,604   $    375,948   $   263,956   $  520,370
                                                     ===========    ===========   ============   ===========   ==========
Supplemental cash flow information:
   Interest paid on capital lease                    $   --         $  --         $  --          $       196   $    1,750
   Stock options issued (cancelled) in exchange for
     future services                                     --             --              55,225       --           (72,540)
   Conversion of preferred stock to common stock         --             --           3,461,150       --           --
Additional cash flow information is included in Notes 2 and 6.


          See accompanying notes to consolidated financial statements.


                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business and Basis of Presentation

    The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") which is developing and marketing therapeutic and diagnostic products for the human health care market and its wholly-owned subsidiary, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals. (See Note 2.) All significant intercompany balances and transactions have been eliminated in consolidation.

 Future Capital Needs; Uncertainty of Additional Funding

    It is anticipated that the Company will continue to expend significant amounts of capital to fund its research and development, clinical trials, its generic pharmaceutical business and the proposed acquisition of Superior. (See
Note 14.) The Company's available working capital is inadequate for completion of the Company's development programs, and additional financing will be necessary for the continued support of the Company's proposed products and operations, including the establishment of manufacturing, marketing and distribution capabilities for its proposed products. The Company plans to secure financing for the Superior acquisition through the sale of equity and/or debt securities. In addition, the Company plans to obtain lines of credit, equipment notes or leases from financial institutions to support the operations of both Superior and Able. There can be no assurance that the Company will be able to secure additional financing or that such financing will be available on favorable terms. If the Company is unable to obtain such additional financing, the Company's ability to maintain its current level of operations would be materially and adversely affected and the Company will be required to reduce its overall expenditures including its research and development activity with respect to certain proposed products.

 Change in Year End

On January 30, 1997, the Company adopted December 31 as its fiscal year end. The accompanying consolidated financial statements include audited financial statements for the six month transition period ended December 31, 1996. Audited financial statements are also presented for the three fiscal years ended June 30, 1996, 1995 and 1994. Unaudited financial statements and the related notes thereto are presented for the six months ended December 31, 1995 for comparative purposes only. All adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the unaudited financial information, have been made.

 Use of Estimates

    In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash Equivalents

    Cash equivalents include interest-bearing deposits with original maturities of three months or less.

 Investment Securities

    Effective June 30, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Investments that are

                                  DYNAGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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

 Inventory

Inventory  is valued at the  lower of cost or  market  on a  first-in  first-out
(FIFO) method.

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

 Goodwill, Organization Expenses, Patents, Trademarks and Deferred Debt Financing Costs

    Goodwill and organization expenses were amortized over a five-year period on a straight-line basis and were fully amortized as of June 30, 1994. Patent and trademark costs are amortized over a five-year period on a straight-line basis commencing on the earlier of the date placed in service or the date the patent or trademark is granted. Deferred debt financing costs are being amortized on a straight-line basis over the two-year term of the convertible note payable. The related amortization expense for the six months ended December 31, 1996 and 1995 was $73,107 and $10,792, respectively, and for the years ended June 30, 1996, 1995 and 1994 was $79,660, $11,385 and $21,388, respectively.

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

                                  DYNAGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Stock-Based Compensation

    In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement
encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to remain with the accounting in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The disclosure requirements of this Statement are effective for the Company's consolidated financial statements for the six months ended December 31, 1996. The pro forma disclosures include the effects of all awards granted on or after July 1, 1995. (See Note 10.)

 Net Loss Per Share

    Net loss per share is calculated based on the weighted average number of common shares outstanding during the year. The effect of all common stock equivalents has been excluded from the calculation since its inclusion would be anti-dilutive.

 New Accounting Pronouncements

    The FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March 1995. SFAS No. 121 requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. SFAS No. 121 is effective for the six months ended December 31, 1996. The impact of adoption of the new standard was not material to the Company's financial position, results of operations and cash flows.

    The FASB issued SFAS No. 128, "Earnings per Share," in February 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share, and is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. SFAS No. 128 requires the restatement of all prior period earnings per share data presented.

2. ACQUISITION OF ABLE LABORATORIES, INC.

    On August 19, 1996, the Company acquired certain assets of Able consisting primarily of machinery and equipment, raw materials and finished goods inventory, and other assets of the tablet business. The assets were transferred by the Company to a newly formed and wholly-owned subsidiary named Able Laboratories, Inc. The purchase price consisted of $550,000 in cash and acquisition costs of $150,000. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. The Company allocated $313,300 of the purchase price to inventory and $386,700 to property and equipment. The results of operations related to Able have been included with those of the Company since August 19, 1996.

                                  DYNAGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

2. ACQUISITION OF ABLE LABORATORIES, INC. -- (CONTINUED)

    Unaudited pro forma consolidated operating results for the Company, assuming the acquisition of Able had been made as of July 1, 1995 are as follows:

                                              SIX MONTHS ENDED DECEMBER 31,
                                              -----------------------------
                                                                              YEAR ENDED
                                                 1996            1995       JUNE 30, 1996
                                                 ----            ----       -------------
Revenues .................................   $   378,733     $ 2,406,200     $ 4,875,562
Net loss .................................   $(4,415,080)    $(1,755,997)    $(6,598,550)
Net loss per share .......................   $      (.15)    $      (.08)    $      (.27)


    The unaudited pro forma information is not necessarily indicative either of the results of operations that would have occurred had the purchase been made on July 1, 1995 or of future results of operations of the combined companies.

3. INVESTMENT SECURITIES

    The amortized cost and fair value of investment securities available for sale is as follows:


                                                                    DECEMBER 31, 1996
                                                     -------------------------------------------------
                                                                    GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                       COST         GAINS       LOSSES        VALUE
                                                       ----         -----       ------        -----
U.S. Government agency obligations ...............  $1,499,696     $1,000        $(71)     $1,500,625
Corporate obligations ............................   1,503,697        378         --        1,504,075
                                                    ----------     ------        ----      ----------
                                                    $3,003,393     $1,378        $(71)     $3,004,700
                                                    ==========     ======        ====      ==========

                                                                       JUNE 30, 1996
                                                     -------------------------------------------------
                                                                    GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                        COST         GAINS       LOSSES        VALUE
                                                        ----         -----       ------        -----
U.S. Government obligations .....................   $   187,301     $  --        $  (100)   $   187,201
U.S. Government agency obligations ..............     4,295,274      3,445        (1,252)     4,297,467
Corporate obligations ...........................     5,605,326          2        (2,078)     5,603,250
                                                      ---------     ------        ------      ---------
                                                    $10,087,901     $3,447       $(3,430)   $10,087,918
                                                    ===========     ======       =======    ===========

                                                                      JUNE 30, 1995
                                                     -------------------------------------------------
                                                                    GROSS        GROSS
                                                     AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                       COST         GAINS       LOSSES        VALUE
                                                       ----         -----       ------        -----
U.S. Government agency obligations ..............   $1,702,408       $ 97      $  (8,209)  $1,694,296
Corporate obligations ...........................    2,511,807       --          (4,227)    2,507,580
                                                      ---------     ------        ------      ---------
                                                    $4,214,215       $ 97      $(12,436)   $4,201,876
                                                    ===========     ======       =======    ===========

    At December 31, 1996, all debt securities mature within one year. There were no sales of securities available for sale during the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995.

                                  DYNAGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

4. INVENTORY

    Inventory consists of the following at December 31, 1996:

                     Raw materials ......................   $259,330
                     Work-in-progress ...................    163,847
                     Finished goods .....................     28,706
                                                            --------
                                                            $451,883
                                                            ========

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                         JUNE 30,
                                     DECEMBER 31,   ------------------       ESTIMATED
                                        1996         1996         1995      USEFUL LIVES
                                        ----         ----         ----      ------------
Laboratory equipment ..............   $ 702,141    $ 220,164    $220,164        7 years
Furniture and fixtures ............     270,353      173,572     143,091      3-7 years
Leasehold improvements ............      39,288       30,976      25,437      1-2 years
                                         ------       ------      ------
                                      1,011,782      424,712     388,692
Less accumulated depreciation and
  amortization ....................    (337,813)    (281,362)  (235,412)
                                       --------     --------   --------
                                      $ 673,969    $ 143,350    $153,280
                                      =========    =========    ========

    Depreciation and amortization expense for the six months ended December 31, 1996 and 1995 was $56,451 and $21,648, respectively. Depreciation and amortization expense for the years ended June 30, 1996, 1995 and 1994 was $45,950, $52,810 and $69,775, respectively.

6. DEBT

 Convertible Note Payable

    On February 7, 1996, the Company issued a $2,000,000 convertible note payable in connection with a private placement. Deferred debt financing costs were $274,705. (See Note 10.) The note matures on February 7, 1998 and bears interest at 8% per annum, with interest payable quarterly in cash or the Company's common stock. The note is convertible into shares of common stock at any time at the option of the investor at a rate of 67% of the five-day average of the closing bid price per share of the Company's common stock one trading day prior to the date the notice of conversion is received by the Company. The Company may require conversion of the note under certain circumstances. During the six months ended December 31, 1996, $400,000 of the note payable was converted for 414,413 shares of the Company's common stock and $36,627 of related deferred debt financing costs were charged to additional paid-in capital. (See Note 14.)

    Interest expense on the convertible note payable for the six months ended December 31, 1996 was $74,282 and for the year ended June 30, 1996 was $63,999. Amortization expense on deferred debt financing costs for the six months ended December 31, 1996 was $61,809 and for the year ended June 30, 1996 was $57,230.

 Capital Lease

    In December 1991, the Company entered into a lease agreement for telephone equipment with a cost of $25,329. During the year ended June 30, 1995, the Company made the final payment due under the lease and acquired title to the equipment. Interest expense on the lease for the years ended June 30, 1995 and 1994 was $196 and $1,750, respectively.



                                  DYNAGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)


7. INCOME TAXES

The Company adopted SFAS No. 109, "Accounting for Income Taxes" effective July 1, 1993. There was no provision for income taxes for the six months ended December 31, 1996 and 1995 and for the years ended June 30, 1996, 1995 and 1994 due to the Company's net operating losses. The difference between the statutory Federal income tax rate of 34% and the Company's effective tax rate is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

    The components of the net deferred tax asset are as follows:

                                                                          JUNE 30,
                                              DECEMBER 31,      -----------------------------
                                                1996               1996             1995
                                                ----               ----             ----
Deferred tax asset:
   Federal ..............................   $ 8,008,000        $ 6,523,000        $ 4,929,000
   State ................................     1,986,000          1,793,000          1,433,000
                                              ---------          ---------          ---------
                                              9,994,000          8,316,000          6,362,000
Valuation reserve .......................    (9,994,000)        (8,316,000)        (6,362,000)
                                             ----------         ----------         ----------
Net deferred tax asset ..................   $    --            $     --           $     --
                                            ===========        ===========        ===========


    The following differences give rise to deferred income taxes:

                                                                          JUNE 30,
                                              DECEMBER 31,     -------------------------------
                                                  1996               1996             1995
Net operating loss carryforward .........   $ 9,185,000        $ 7,533,000        $ 5,496,000
Research tax credit carryforward ........       662,000            657,000            672,000
Other ...................................       147,000            126,000            194,000
                                                -------            -------            -------
                                              9,994,000          8,316,000          6,362,000
Valuation reserve .......................    (9,994,000)        (8,316,000)        (6,362,000)
                                             ----------         ----------         ----------
Net deferred tax asset ..................   $     --           $     --           $      --
                                            ============       ===========        ===========


    The change in the valuation reserve is as follows:

                                             SIX MONTHS ENDED
                                               DECEMBER 31,                 YEARS ENDED JUNE 30,
                                               ------------                 --------------------
                                            1996         1995         1996          1995         1994
                                            ----         ----         ----          ----         ----
Balance at beginning of period ......... $8,316,000   $6,362,000   $6,362,000    $5,084,000   $  --
Adoption of SFAS No. 109 ...............     --           --           --            --        3,525,000
Increase due to current period net
  operating loss .......................  1,678,000      688,000    1,954,000     1,278,000    1,559,000
                                          ---------      -------    ---------     ---------    ---------
Balance at end of period ............... $9,994,000   $7,050,000   $8,316,000    $6,362,000   $5,084,000
                                         ==========   ==========   ==========    ==========   ==========

    As of December 31, 1996, the Company has Federal and state net operating loss carryforwards of approximately $23,460,000 and $19,270,000, respectively. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2003 and 1997, respectively. In addition, the Company has Federal and state research tax credit carryforwards of approximately $583,000 and $120,000, respectively, available to reduce future tax liabilities. The Federal and state research tax credit carryforwards expire in varying amounts beginning in 2003 and 2006, respectively.

    Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.

                                  DYNAGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

8. RELATED PARTY TRANSACTIONS

 Notes Receivable

    During the year ended June 30, 1996, the Company loaned $75,000 in the aggregate to an officer/director and an officer under notes which bear interest at 5.05% per annum and have an extended due date of August 1, 1997. These notes are secured by common stock of the Company issuable on exercise of stock options held by the officers.

    In October 1996, the Company granted a $250,000 line-of-credit to each of two officer/directors which bear interest at 6.07% per annum and mature on October 4, 1997. These lines-of-credit are secured by common stock of the Company held by the officer/directors. At December 31, 1996, borrowings of $110,000 were outstanding under the lines-of-credit.

    The Company recognized interest income on notes receivable of $4,562 during the six months ended December 31, 1996. At December 31, 1996, accrued interest receivable of $4,562 is included in the consolidated balance sheet.

    During the year ended June 30, 1994, an officer/director repaid $900 of a note receivable and the Company forgave the balance of $15,172.

 Consulting Fees

    During 1996, the Company retained a consulting company for strategic marketing and business development. The chief executive officer of the consulting firm is also a director of the Company. During the six months ended December 31, 1996 the Company paid the consulting firm $56,800 in fees.

    The Company also entered into a marketing and business development agreement for some of its technologies with another consulting firm. A principal of this consulting firm is a director of the Company. During the six months ended December 31, 1996, fees of $12,500 were paid to this consulting firm.

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

9. COMMITMENTS AND CONTINGENCIES

 Lease Agreements

    The Company's current lease agreement for its corporate headquarters provides for a monthly rental of $15,188 plus real estate taxes and operating expenses through September 30, 1997. The lease agreement for Able provides for a monthly rental of $21,965 plus real estate taxes and certain operating expenses through March 31, 2000. At December 31, 1996, the aggregate future minimum rental expense (excluding real estate taxes and operating expenses) payable under the lease agreements amounts to approximately $400,000, $264,000, $264,000 and $66,000, respectively, for the years ending December 31, 1997, 1998, 1999 and 2000. Future minimum rentals to be received in 1997 under a noncancelable sublease are $70,000.

    Rent expense, net of subleases, for the six months ended December 31, 1996 and 1995 was $130,463 and $31,000, respectively, and for the years ended June 30, 1996, 1995 and 1994 was $61,366, $71,031 and $142,917, respectively. Real estate tax expense for the six months ended December 31, 1996 and 1995 was $53,976 and $44,000, respectively, and for the years ended June 30, 1996, 1995 and 1994 was $90,637, $91,307 and $70,479, respectively.



                                  DYNAGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES -- (Continued)

 Employment Agreements

    As of December 31, 1996, the Company has employment agreements with three officer/directors that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Board of Directors.

 Consulting Agreements

    In May 1993, the Company entered into a two-year consulting agreement for public relations services. As part of the compensation for the services to be rendered, the consultant was granted an option under the 1991 Stock Plan (see
Note 10) to purchase 37,200 shares of common stock at $.60 per share exercisable through May 1, 2000. The Company valued the option at $145,080 and was amortizing this expense over the term of the consulting agreement. In May 1994, the consulting agreement was terminated and options to purchase 18,600 shares of common stock valued at $72,540 were cancelled.

    In February 1996, the Company entered into a six-month public and investor relations services agreement with a public relations firm. As compensation for these services, the firm was granted an option under the 1991 Stock Plan (see
Note 10) to purchase 20,000 shares of the Company's common stock at $.01 per share exercisable through February 1, 2003 as long as the firm maintains a business relationship with the Company. The Company valued the option at $55,225 and amortized the expense over the six month term of the agreement.

 Demand Registration Rights

    The Company has agreed that, under certain circumstances, it will register under federal and state securities laws certain shares of common stock issued in connection with private placements and certain shares of common stock issuable in connection with warrants issued to the Company's investment banker and agents for the private placements. The Company will bear the cost of registering these securities. (See Note 10).

 Contingencies

    Legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's financial position.

10. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

 1992 Public Offering Warrants

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



                                  DYNAGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

10. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS -- (Continued)

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

Public Offering Warrants

    In May 1995, the Company filed a registration statement to register the shares issuable upon the exercise of the warrants issued in the 1992 and 1994 public offerings and the shares issuable upon the exercise of the warrants issued to the underwriters of the 1994 public offering. Registration costs of $34,593 were deducted from net proceeds of warrant exercises during the year ended June 30, 1995.

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

    On February 7, 1996, the Company raised $3 million in a private placement, from the sale to a single investor of 579,626 shares of common stock at a price of approximately $1.73 per share and the issuance of a $2 million convertible note. (See Note 6.) Placement costs for this transaction were $421,157 of



                                  DYNAGEN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

10. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS -- (Continued)

which $146,452 was charged to additional paid-in capital and $274,705 was capitalized as deferred debt financing costs. During the six months ended December 31, 1996, $400,000 of the note was converted for 414,413 shares of common stock and $36,627 of related deferred debt financing costs were charged to additional paid-in capital. (See Note 14.)

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

 Stock Option Plans

    The Company adopted the 1989 Stock Option Plan (the "1989 Plan") and reserved 600,000 shares of common stock for issuance to employees, officers, directors and consultants. Under the 1989 Plan, the Board of Directors will grant options and establish the terms of the options in accordance with plan provisions. The 1989 Plan options are exercisable for a period of ten years from the date of issuance. The following table summarizes the activity of options granted under the 1989 plan:


                                     SIX MONTHS                       YEARS ENDED JUNE 30,
                                        ENDED        --------------------------------------------------------
                                    DECEMBER 31,
                                        1996                 1996                  1995            1994
                                  -----------------  -------------------    ------------------ --------------
                                           WEIGHTED             WEIGHTED              WEIGHTED       WEIGHTED
                                            AVERAGE              AVERAGE              AVERAGE        AVERAGE
                                           EXERCISE             EXERCISE              EXERCISE       EXERCISE
                                  SHARES     PRICE     SHARES     PRICE     SHARES     PRICE  SHARES  PRICE
                                  ------     -----     ------     -----     ------     -----  ------  -------
Outstanding at beginning of
  period ......................  220,000     $.87     270,000     $.71     270,000     $.71   270,000 $1.98
Granted .......................    --         --        --         --        --          --    83,000   .75
Cancelled .....................    --         --        --         --        --          --   (83,000) 4.87
Exercised .....................  (12,000)     .75     (50,000)     .05       --          --     --     --
Outstanding at end of period ..  208,000      .88     220,000      .87     270,000      .71   270,000   .71
                                 =======              =======              =======            =======
Exercisable at end of period ..  200,500      .89     197,500      .89     228,500      .72   187,000   .71
                                 =======              =======              =======            =======
Reserved for future grants at
  end of period ...............    --                   --                   --                 --
                                 ========             ========             =======             ======


                               DYNAGEN, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

10. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS -- (Continued)

    Information pertaining to options outstanding under the 1989 Plan at December 31, 1996 is as follows:

                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                    -------------------             -------------------
                                           WEIGHTED
                                            AVERAGE     WEIGHTED                 WEIGHTED
                                           REMAINING    AVERAGE                   AVERAGE
        EXERCISE              NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
         PRICES             OUTSTANDING      LIFE        PRICE     EXERCISABLE     PRICE
         ------             -----------      ----        -----     -----------     -----
$.75-$.88 ...............     206,000      4.6 Years     $ .83       198,500       $ .84
$5.87 ...................       2,000      4.7 Years      5.87         2,000        5.87
                              -------                                -------
                              208,000      4.6 Years       .88       200,500         .89
                              =======                                =======

    The Company adopted the 1991 Stock Plan (the "1991 Plan") and reserved 1,200,000 shares of common stock for issuance to employees, officers, directors and consultants. (See Note 14.) Under the 1991 Plan, the Board of Directors may grant options, stock awards and purchase rights, and establish the terms of the grant in accordance with the provisions of the plan. The 1991 Plan options are exercisable for a period of seven years from the date of issuance and certain options contain a net exercise provision. As of December 31, 1996, no stock awards or purchase rights have been granted under the 1991 Plan. The following table summarizes the activity of options granted under the 1991 Plan:



                                                                         YEARS ENDED JUNE 30,
                                      SIX MONTHS         ------------------------------------------------------
                                        ENDED
                                     DECEMBER 31,
                                         1996                 1996                  1995             1994
                                         ----                 ----                  ----             ----
                                            WEIGHTED             WEIGHTED              WEIGHTED        WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE         AVERAGE
                                            EXERCISE             EXERCISE              EXERCISE        EXERCISE
                                  SHARES      PRICE     SHARES     PRICE     SHARES     PRICE   SHARES  PRICE
                                  ------      -----     ------     -----     ------     -----   ------  -----
Outstanding at beginning of
  period .......................  640,900     $1.04    609,100     $1.26    586,600     $1.18   597,200 $5.14
Granted ........................  326,000      1.01    105,000       .29     50,000      1.94   589,000  1.09
Cancelled ......................  (56,000)     1.81    (21,500)     5.29    (27,000)      .75  (599,600) 5.05
Exercised ...................... (113,000)      .75    (51,700)      .32       (500)      .75     --     --
Outstanding at end of period ...  797,900      1.02    640,900      1.04    609,100      1.26   586,600  1.18
                                  =======              =======              =======             =======
Exercisable at end of period ...  343,992      1.18    418,300      1.09    201,826      1.87    58,600  4.18
                                  =======              =======              =======             =======
Reserved for future grants at end
  of period ....................  236,900              506,900              590,400             613,400
                                  =======              =======              =======             =======
Weighted average fair value of
  options granted during the
  period .......................              $1.23                $2.94                  N/A             N/A



                               DYNAGEN, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

10. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS -- (Continued)

    Information pertaining to options outstanding under the 1991 Plan at December 31, 1996 is as follows:

                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                            -------------------             -------------------
                                   WEIGHTED
                                    AVERAGE     WEIGHTED                 WEIGHTED
                                   REMAINING    AVERAGE                  AVERAGE
    EXERCISE          NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
     PRICES        OUTSTANDING       LIFE        PRICE     EXERCISABLE    PRICE
     ------        -----------       ----        -----     -----------    -----
$.01-$.75 ........   587,900       5.1 Years     $ .61       276,300      $ .59
$1.31-$1.94 ......   180,000       6.8 Years      1.54        37,692       1.71
$5.25-$6.25 ......    30,000       2.1 Years      5.92        30,000       5.92
                     -------                                 -------
                     797,900       5.0 Years      1.02       343,992       1.18
                     =======                                 =======

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

    On November 20, 1995, the Company entered into a one-year investment banking agreement with the underwriter of the Company's prior public offerings. As compensation for services, the Company granted a warrant to purchase 400,000 shares of common stock at an exercise price of $2.50 per share. The warrant is exercisable through November 20, 2000. The shares underlying the warrant were registered on a Form S-3 registration statement declared effective on March 29, 1996. In September 1996, the Company and the underwriter amended the agreement, and the Company paid the underwriter $500,000 in consulting fees for services rendered.

    On July 24, 1996, the Company's Board of Directors granted non-qualified stock options to two directors of the Company to purchase an aggregate of 660,000 shares of common stock at an exercise price of $1.94 per share. These options are exercisable by the directors until July 24, 2003. On October 28, 1996, the Company's Board of Directors granted a non-qualified stock option to a director of the Company to purchase 330,000 shares of common stock at an exercise price of $1.31 per share. This option is exercisable by the director until October 28, 2003. The weighted average fair value of these options, estimated using the Black-Scholes option-pricing model, on the date of grant was $1.20 per share.

    On December 10, 1996, the Company granted warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.44 per share. These warrants are exercisable through December 31, 2003. The Company valued the warrants at $99,000 and is expensing the warrants over their vesting period. Expense for the six months ended December 31, 1996 was $19,800.

 Stock-Based Compensation

    At December 31, 1996, the Company has two stock-based compensation plans and stock options issued outside of the plans, which are described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had


                               DYNAGEN, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
   (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

10. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS -- (Continued)

compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                             SIX MONTHS ENDED       YEAR ENDED
                                            DECEMBER 31, 1996      JUNE 30, 1996
                                            -----------------      -------------
Net loss:
          As reported .....................    $(4,306,140)         $(5,097,419)
          Pro forma .......................    $(4,489,433)         $(5,146,869)
Net loss per share:
          As reported .....................    $      (.15)         $      (.21)
          Pro forma .......................    $      (.16)         $      (.21)

    Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

    The fair value of each option grant under the 1991 Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended December 31, 1996 and the year ended June 30, 1996, respectively; dividend yield of 0%; risk-free interest rates of 6.5% and 6.4%; expected volatility of 80% and 80% and expected lives of 3.8 and 3.9 years.

    Weighted average assumptions used in valuing stock options issued outside of the plans during the six months ended December 31, 1996 were dividend yield of 0%; risk free interest rate of 6.8%; expected volatility of 81% and an expected life of 5 years.

 Common Stock Reserved

    The Company has reserved common stock at December 31, 1996 as follows:

                                                                 NUMBER OF
                                                                  SHARES
Convertible note payable ....................................    2,122,000
1992 public offering warrants ...............................    1,560,260
Private placement agents' warrants ..........................       68,328
Stock option plans ..........................................    1,242,800
Other stock options and warrants ............................    1,960,000
                                                                 ---------
   Total ....................................................    6,953,388
                                                                 =========


    The number of shares of common stock reserved in connection with the convertible note payable is subject to adjustment (see Notes 6 and 14.)

11. REVENUES AND SEGMENT INFORMATION

 Product Sales

    During the six months ended December 31, 1996 and 1995, the Company's sales to foreign customers amounted to 21% and 16% of total revenues, respectively. During the years ended June 30, 1996 and 1995, the Company's sales to foreign customers amounted to 36% and 42% of total revenues,

                               DYNAGEN, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

11. REVENUES AND SEGMENT INFORMATION -- (CONTINUED)

respectively. Sales to two domestic customers amounted to 53% and 14% of total revenues, and sales to one foreign customer amounted to 18% of total revenues during the six months ended December 31, 1996. Sales to one foreign customer amounted to 23% of total revenues during the year ended June 30, 1996 and sales to a different foreign customer amounted to 27% of total revenues during the year ended June 30, 1995. A summary of sales by geographic area is as follows:

                                                  SIX MONTHS ENDED
                                                     DECEMBER 31,      YEARS ENDED JUNE 30,
                                                     ------------      --------------------
                                                   1996       1995       1996        1995
                                                   ----       ----       ----        ----
Far East and Asia ...........................    $ 68,815    $39,812   $183,706    $185,997
United States ...............................     281,934      4,693     18,877      39,860
Europe ......................................       7,403      5,622      8,466      16,462
Other .......................................         315      7,728      9,696       5,234
                                                 --------    -------   --------    --------
                                                 $358,467    $57,855   $220,745    $247,553
                                                 ========    =======   ========    ========

    A summary of sales by product is as follows:

                                                  SIX MONTHS ENDED
                                                     DECEMBER 31,      YEARS ENDED JUNE 30,
                                                     ------------      --------------------
                                                   1996       1995       1996        1995
                                                   ----       ----       ----        ----
Diagnostic tests ............................    $ 86,781    $57,855   $220,745    $247,553
Generic pharmaceuticals .....................     271,686      --         --          --
                                                 --------    -------   --------    --------
                                                 $358,467    $57,855   $220,745    $247,553
                                                 ========    =======   ========    ========


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

    During the year ended June 30, 1995, the Company entered into an agreement where it granted a third party the right to evaluate licensing the Company's smoking cessation technology for a $500,000 fee, $250,000 of which was refundable should the Company license its smoking cessation technology to a different party prior to October 15, 1995. On July 13, 1995, the third party informed the Company that it would not exercise its right to license the technology at this time. Revenues earned under this agreement were approximately 45% and 50% of total revenues for the years ended June 30, 1996 and 1995, respectively.

    License fee revenue for the year ended June 30, 1996 includes $250,000 related to the smoking cessation technology mentioned above, $60,000 for certain rights to manufacture and sell the Company's MycoAKT latex agglutination products, and $25,000 for exclusive MycoDot distribution rights in Japan.


                               DYNAGEN, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

11. REVENUES AND SEGMENT INFORMATION -- (CONTINUED)

 Segment Information

    The Company has two principal operating segments: the development and marketing of therapeutic and diagnostic products for the human health care market and the manufacture and distribution of generic pharmaceuticals through its recently acquired subsidiary, Able Laboratories, Inc. During the years ended June 30, 1996, 1995 and 1994, the Company's continuing operations consisted of the development and marketing of therapeutic and diagnostic products for the human health care market. Segment information for the six months ended December 31, 1996 is as follows:


                                                      THERAPEUTICS AND        GENERIC
                                                    DIAGNOSTIC PRODUCTS   PHARMACEUTICALS
                                                    -------------------   ---------------
Operating revenues ................................     $    88,222          $  271,686
Operating loss ....................................     $(1,867,120)         $ (842,877)
Identifiable assets ...............................     $   509,885          $1,410,679
Depreciation and amortization .....................     $    94,626          $   34,932
Capital expenditures ..............................     $    10,449          $  576,621

    Operating loss represents net sales less operating expenses for each segment, and excludes general corporate expenses and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash, investment securities, notes receivables, accrued interest receivable, certain office furniture and equipment and deferred debt financing costs.

12. EMPLOYEE BENEFIT PLAN

    The Company has a Section  401(k) Profit  Sharing Plan (the "401(k)  Plan").
Employees who have attained the age of 21 may elect to reduce their current compensation, subject to certain limitations, and have that amount contributed to the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan up to 25% of employee compensation, subject to certain limitations. Employee contributions to the 401(k) Plan are fully vested at all times and all Company contributions become vested over a period of six years. The Company has made no contributions to the 401(k) Plan as of December 31, 1996.

13. DISCONTINUED OPERATIONS

    The Company sold the assets of its fluid systems consulting business on May 6, 1994. A summary of the loss on disposal is as follows:

 Net proceeds on sale ..................................................     $153,752

 Book values of assets sold:
   Accounts receivable .................................................      (92,373)
   Recoverable amounts on long-term contracts ..........................      (45,871)
   Property and equipment ..............................................      (28,915)
                                                                              -------
 Loss on disposal ......................................................     $(13,407)
                                                                             ========

                               DYNAGEN, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

13. DISCONTINUED OPERATIONS -- (Continued)

    A summary of the loss from operations of the fluid systems consulting business for the year ended June 30, 1994 is as follows:


Contract revenues .....................................................   $502,057
Contract costs ........................................................    288,480
Selling, general and administrative expenses ..........................    215,115
                                                                           -------
Loss from operations ..................................................   $ (1,538)
                                                                          ========

14. SUBSEQUENT EVENTS

    On January 13, 1997, $1,065,000 of the convertible note (see Note 6) was exchanged for 989,594 shares of common stock of the Company.

    On January 15, 1997 the Company granted warrants to a public relations consultant to purchase 50,000 shares of common stock at an exercise price of $1.97. These warrants are exercisable through January 15, 2002.

    On January 30, 1997, the stockholders approved an increase in the number of authorized shares of common stock from 40,000,000 to 75,000,000 shares. The stockholders also voted to amend the 1991 Stock Plan to increase the number of shares of common stock authorized for issuance thereunder from 1,200,000 to 2,600,000 shares.

    On March 7, 1997, the Company entered into an agreement to acquire the stock of Superior Pharmaceutical Company ("Superior") of Cincinnati, Ohio. Superior, a privately-held company, markets and distributes generic pharmaceutical products to independent, retail chain and institutional pharmacies. Superior reported 1996 sales of $32 million with pre-tax income of over $3.0 million.

    Under the terms of the agreement, DynaGen will pay Superior's shareholders a total of $16.5 million, consisting of $6.5 million in cash to be paid at the closing, $5 million in three-year notes and 1,666,666 shares of DynaGen common stock. The agreement provides that the aggregate value of the DynaGen common stock to be issued is to be equal to $5,000,000. If at the first twelve-month anniversary of the closing, the value of the common stock issued is less than $5,000,000, then DynaGen shall deliver to the selling stockholders additional shares (and cash, if average closing bid price is less than $1.50) to satisfy the deficiency. The shareholders may also receive certain incentive payments based on Superior's performance during the three years following the close of the transaction. The successful completion of the transaction is subject to, among other closing conditions, obtaining satisfactory equity and debt financing.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    At December 31, 1996 and June 30, 1996, the Company's financial instruments include investment securities which are carried at fair value (see Note 3), notes receivable (see Note 8) and a convertible note payable (see Note 6). The carrying value of the notes receivable approximate their fair value as these instruments bear interest and mature in less than one year. The fair value of the outstanding balance of the convertible note payable is approximately $2,786,000 and $2,985,000 at December 31, 1996 and June 30, 1996, respectively, based on the fair value of the common stock issuable on conversion of the note.

                               DYNAGEN, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  AND YEARS ENDED JUNE 30, 1996, 1995 AND 1994
      (INFORMATION FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 IS UNAUDITED)

16. QUARTERLY DATA (UNAUDITED)

    Summaries of operating results on a quarterly basis are as follows:

                         SIX MONTHS ENDED
                           DECEMBER 31,                                   YEARS ENDED JUNE 30,
                           ------------                                   --------------------
                               1996                           1996                                    1995
                               ----                           ----                                    ----
                         SECOND     FIRST     FOURTH    THIRD     SECOND    FIRST     FOURTH     THIRD    SECOND     FIRST
                         QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER
                         -------   -------   -------   -------   -------   -------   -------    -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net product sales .....  $   299   $    59   $    70   $    93   $    39   $    19   $    25   $    154  $     41  $     28
License fees and
  royalties ...........        1     --           25        35        25       250     --           250     --        --
                         -------   -------   -------   -------   -------    ------    -------   -------    ------    -------
   Total revenues .....      300        59        95       128        64       269        25        404        41        28
                         -------   -------   -------   -------   -------    ------    -------   -------    ------    -------
Cost of sales .........      331        25        22        46        21         8        14         76        24        20
Research and
  development .........      332       760     1,230       852       566       470       420        340       434       524
Selling, general and
  administrative ......    2,166     1,073       616       880       618       571       462        499       588       435
                         -------   -------   -------   -------   -------    ------    -------   -------    ------    -------
   Total costs and
     expenses .........    2,829     1,858     1,868     1,778     1,205     1,049       896        915     1,046       979
                         -------   -------   -------   -------   -------    ------    -------   -------    ------    -------
Operating loss ........   (2,529)   (1,799)   (1,773)   (1,650)   (1,141)     (780)     (871)      (511)   (1,005)     (951)
Other income, net .....        1        21        74        62        57        54        70         69        75        82
                         -------   -------   -------   -------   -------    ------    -------   -------    ------    -------
   Net loss ...........  $(2,528)  $(1,778)  $(1,699)  $(1,588)  $(1,084)  $  (726)  $  (801)   $  (442)  $  (930)  $  (869)
                         =======   =======   =======   =======   =======   ========   =======   =======    ======    =======

Net loss per share ....  $  (.09)  $  (.06)  $  (.06)  $  (.06)  $  (.05)  $  (.03)  $  (.04)   $  (.02)  $   (.04) $  (.04)
                         =======   =======   =======   =======   =======   =======   =======    =======   ========  =======
Weighted average
  shares outstanding ..   28,972    28,616    27,288    26,062    22,628    21,808    21,195     21,175    21,175    21,175
                         =======   =======   =======   =======   =======   =======   =======    =======   ========  =======



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The current directors and executive officers of the Company, their ages and their positions held in the Company are as follows:


                    NAME          AGE                      POSITION
                    ----          ---                      --------
Dhananjay G. Wadekar              43    Chairman of the Board, Executive Vice
                                        President and Director
Dr. Indu A. Muni                  54    President, Chief Executive Officer, Treasurer
                                         and Director
Dr. F. Howard Schneider           57    Senior Vice President -- Technology and
                                         Director
Dr. Ian R. Ferrier(1)(2)          54    Director
Steven Georgiev(1)(2)             63    Director
Dr. Michael Sorell                49    Director
Peter J. Mione                    50    Vice President -- Clinical and
                                         Regulatory Affairs
Theodore A. Olsson                43    Vice President -- Corporate Development


---------

(1)  Member of the Audit Committee.
(2) Member of the Executive Compensation Committee, which was established on July 24, 1996.

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

    DR. MICHAEL SORELL. Dr. Sorell has served as a director of the Corporation since October 1996. Since February 1996, he has served as the Principal of MS Capital, LLC, which provides strategic consulting in the areas of medical technology and financial management to emerging biotech and healthcare companies. From August 1994 to February 1996, Dr. Sorell was an emerging growth strategist for Morgan Stanley & Co. Sciences Fund, a joint venture with Essex Investment Management of Boston, MA. Dr. Sorell originally joined Morgan Stanley in July 1986 as a Research Analyst covering pharmaceutical and biotechnology companies, was promoted to Vice President in January 1990 and became a Principal in January 1992. Prior to Morgan Stanley, Dr. Sorell was on the attending staff of Memorial Sloan-Kettering Cancer Center as a pediatric oncologist and later joined Schering-Plough Corporation in clinical research. Dr. Sorell earned an M.D. degree from the Albert Einstein College of Medicine in 1972.

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


    Based solely on its review of the copies of such forms received by it, the Company believes that during the Transition Period all of its officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements except for Theodore Olsson. Mr. Olsson, an officer of the Company, was late in filing his Initial Statement of Beneficial Ownership of Securities of the Corporation on Form 3, which was due on August 30, 1996, and subsequently filed it on November 6, 1996.

SIGNIFICANT EMPLOYEES

    The Company also relies on the services of the following significant employees:


    SUSAN BARRETT, age 41, has served as General Manager of the Company's subsidiary Able Laboratories, since November 1996. Ms. Barrett has over 15 years of operations, quality, and sales and marketing experience in the multisource pharmaceutical industry. From November 1995 to November 1996, Ms. Barrett was a consultant to pharmaceutical wholesalers and manufacturers in the areas of quality, regulatory, sales and marketing and strategic planning. She was Director of Sales at Qualitest Products, Inc., a privately held generic pharmaceutical distributor and manufacturer, from May 1995 to November 1995 and at Alpharma, Inc., a publicly traded generic pharmaceutical company, from January 1993 to April 1995. From March 1991 to December 1992, Ms. Barrett worked for Zenith Laboratories and was responsible for development of sales strategies. Ms. Barrett has a Bachelor of Science Degree from New York Institute of Technology in Industrial Management.

    DR. NICOLAE ISTRATE, age 53, has served as Section Leader, Immunology since September 1991 and as Senior Research Immunologist for the Company since April 1990, and as a Consultant to the Company for six months prior to that time. From December 1988 to October 1989, Dr. Istrate was the Director of the Hybridoma Laboratory for Cambridge Medical Technology Corporation of Billerica, Massachusetts where his responsibilities included the establishment of a monoclonal antibody laboratory and research in diagnostic methods and testing. From March 1987 to September 1988, Dr. Istrate was Manager of the Departmental Laboratory for Swine and Bovine Viral Vaccines in Timisoara, Romania, where he developed methods for viral diagnosis and viral vaccines. Dr. Istrate holds a Doctorate Degree in Veterinary Medicine and a Ph.D. in Microbiology from the Faculty of Veterinary Medicine in Bucharest, Romania.

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

    DENNIS R. BILODEAU, CPA, age 39, has served as Controller for the Company since July 1992. Prior to joining the Company, Mr. Bilodeau was a self employed CPA from January 1992 to July 1992. From May 1990 to December 1991, Mr. Bilodeau was a senior supervisor at Siegfried and Associates, Certified Public Accountants. Mr. Bilodeau's prior experience included positions in financial management and public accounting. Mr Bilodeau received a Bachelor Degree in accounting from the University of Massachusetts, Amherst.

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

    DR. THOMAS J. RYAN, Professor of Medicine and former Chief of Cardiology at The University Hospital in Boston. Dr. Ryan is a past President of the American Heart Association.

    DR. SAUL TZIPORI, Professor and Division Head in Infectious Diseases at Tufts University School of Veterinary Medicine and Professor of Medicine at New England Medical Center in Boston. Dr. Tzipori is a past Associate Director of the International Center for Diarrheal Disease Research in Bangladesh.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Directors who are not employees of the Company receive a participation fee of $1,000 for each meeting of the Board of Directors attended and for each committee meeting attended, up to a maximum of $1,000 per calendar day, regardless of how may meetings occur on one day. All directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings and other services as directors. Directors are entitled to receive stock options under the 1991 Stock Plan and the 1989 Stock Option Plan. To date, Mr. Wadekar and Dr. Muni have received no options, and Dr. Schneider has received options to purchase a total of 310,000 shares of the Company's Common Stock under the 1991 Stock Plan and 1989 Stock Option Plan. In addition, the Board of Directors granted to Dr. Ferrier, Mr. Georgiev and Dr. Sorell options to purchase 330,000 shares each, which options were granted outside of the 1991 Stock Plan and 1989 Stock Option Plan. The Board of Directors, which administers the Company's 1989 Stock Option Plan and 1991 Stock Plan, has a general policy of awarding stock options at not less than fair market value at the date of grant, and options generally vest over 2, 3 or 4 years. During the fiscal year ended June 30, 1996, however, stock options were awarded to Dr. Schneider and certain other employees of the Company at an exercise price of $.01, which options were fully vested on the date of grant.


EXECUTIVE COMPENSATION COMMITTEE

    On July 24, 1996, the Board established an Executive Compensation Committee, of which Dr. Ferrier and Mr. Georgiev are the members. The Executive Compensation Committee reviews and sets cash and non-cash compensation for Dr. Muni and Mr. Wadekar and provides guidance to the Board of Directors on the cash and non-cash compensation payable to other officers and employees of the Company.


SUMMARY COMPENSATION TABLE

    The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the Transition Period and for the fiscal years ended June 30, 1996, 1995 and 1994, of those persons who were at December 31, 1996 (i) the chief executive officer and (ii) each other executive officer of the Company whose annual compensation exceeded $100,000 (the "Named Officers"):

                                                                                    LONG-TERM
                                                                                  COMPENSATION(3)
                                                                                  ----------------
                                                                                       AWARDS
                                                    ANNUAL COMPENSATION(2)        ----------------
                                                    ----------------------            NUMBER OF
                                    FISCAL    SALARY    BONUS     OTHER ANNUAL         OPTIONS/           ALL OTHER
   NAME AND PRINCIPAL POSITION      YEAR(1)     ($)      ($)    COMPENSATION ($)       SARS (#)      COMPENSATION ($)(4)
   ---------------------------      -------     ---      ---    ----------------       --------      -------------------
DR. INDU A. MUNI  ...............   1996A      72,500      --           --               --                    297
  President, Chief Executive        1996      115,500      --           --               --                    304
  Officer and Treasurer
                                    1995      115,500      --           --               --                    304
                                    1994      112,875      --           --               --                    304
DHANANJAY G. WADEKAR  ...........   1996A      72,500      --           --               --                    297
  Chairman of the Board and         1996      115,500      --           --               --                    304
  Executive Vice President
                                    1995      115,500      --           --               --                    304
                                    1994      112,875      --           --               --                    304
DR. F. HOWARD SCHNEIDER .........   1996A      62,833      --           --               --                    297
  Senior Vice President --          1996      115,500      --           --               10,000                304
  Technology
                                    1995      115,500      --           --               --                    304
                                    1994      112,875      --           --            150,000(5)            15,476


---------
(1) Information regarding the Transition Period is set forth in the row headed "1996A".

(2) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(3) The Company did not grant any restricted stock awards or stock appreciation rights ("SARs") or make any long-term incentive plan payouts during the Transition Period or the fiscal years ended June 30, 1996, 1995 and 1994.

(4) Amount represents the dollar value of group-term life insurance premiums paid by the Company for the benefit of the Named Officer except with respect to Dr. Schneider in the fiscal year ended 1994 for which the amount is comprised of: (i) $15,172 representing forgiveness from repayment of a loan owed to the Company by Dr. Schneider and (ii) $304 representing the dollar value of group-term life insurance premiums paid by the Company.

(5) The Company repriced certain of Dr. Schneider's outstanding options in Fiscal 1994 as follows: Options to purchase 150,000 shares granted in July 1992 at an exercise price of $5.25 were canceled in exchange for options to purchase 150,000 shares at an exercise price of $.75 per share, the fair market value of the Company's Common Stock on the date of exchange, April 27, 1994.


OPTIONS/SAR GRANTS TABLE

    There were no grants of stock options or SARs made to the Named Officers during the Transition Period.

OPTION EXERCISES AND FISCAL YEAR END VALUES

    Presented below is further information with respect to unexercised stock options to purchase the Company's Common Stock held by each Named Officer as of December 31, 1996. None of the Named Officers exercised any stock options during the Transition Period.


                                            NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                               OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                                            DECEMBER 31, 1996 (#)         DECEMBER 31, 1996 ($)
                                            ---------------------         ---------------------
                 NAME                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                 ----                    -----------   -------------   -----------    -------------
Dr. Indu A. Muni .....................       --              --            --              --
Dhananjay G. Wadekar .................       --              --            --              --
Dr. F. Howard Schneider ..............     200,000         60,000        107,400         33,750

    Stock Plans. The Company currently maintains two employee stock plans: the 1989 Stock Option Plan and the 1991 Stock Plan. Each plan is administered by the Board of Directors. The 1991 Stock Plan currently provides for the grant of incentive stock options, non-qualified options, awards and authorizations to purchase up to 2,600,000 shares of Common Stock. The terms of options issued under the 1991 Stock Plan, including number of shares, exercise price, duration and vesting, are generally determined by the Board of Directors. As of April 24, 1997, options to purchase a total of 786,400 shares of Common Stock were outstanding under the 1991 Stock Plan, of which options for 342,492 shares were then exercisable, and 1,636,900 shares of Common Stock were reserved for future option grants.

    The 1989 Stock Option Plan provides for the grant of incentive stock options and non-qualified options to purchase up to an aggregate of 600,000 shares of Common Stock to the Company's employees, officers, directors and consultants. The terms of such options, including number of shares, exercise price, duration and vesting, are generally determined by the Board of Directors. As of April 24, 1997, options to purchase a total of 208,000 shares of Common Stock were exercisable and outstanding under the 1989 Stock Option Plan and no shares of Common Stock were reserved for future option grants.


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

    Effective July 1, 1996, the Executive Compensation Committee increased Dr. Muni and Mr. Wadekar's annual base salaries to $145,000 and approved an arrangement whereby Dr. Schneider is paid an annual base salary of $116,000 for a four-day work week.

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



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Executive Compensation Committee and the Board of Directors are responsible for determining compensation for executive officers of the Company. Drs. Muni and Schneider and Mr. Wadekar serve on the Board of Directors. None of these three officers was present during discussion of and abstained from voting with respect to his own compensation as an executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of April 24, 1997, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors; (iii) each Named Officer; and (iv) all directors and executive officers as a group. Except as otherwise indicated, to the knowledge of the Company, the persons listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                                             SHARES       PERCENTAGE OF
                                                                          BENEFICIALLY     OUTSTANDING
                       NAME OF BENEFICIAL OWNER                               OWNED      COMMON STOCK(1)
                       ------------------------                               -----      ---------------
Dhananjay G. Wadekar  .................................................     1,351,250          4.5%
  99 Erie Street
  Cambridge, Massachusetts 02139
Dr. Indu A. Muni  .....................................................     1,137,250          3.8%
  99 Erie Street
  Cambridge, Massachusetts 02139
Dr. F. Howard Schneider(2)  ...........................................       330,000          1.1%
  99 Erie Street
  Cambridge, Massachusetts 02139
Dr. Ian R. Ferrier  ...................................................             0            0%
  c/o Bogart Delafield Ferrier, Inc.
  North Tower, 5th Floor
  49 Headquarters Plaza
  Morristown, New Jersey 07960
Steven Georgiev  ......................................................             0            0%
  c/o Palomar Medical Technologies, Inc.
  66 Cherry Hill Drive
  Beverly, Massachusetts 01915
Dr. Michael Sorell  ...................................................             0            0%
  115 East 42nd Street
  New York, NY 10128
All Directors and Executive Officers as a group (8 persons)(3)              2,946,500          9.7%


----------
(1) As of April 24, 1997, there were 30,114,206 shares of the Company's Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission (the "Commission"), shares of Common Stock that an individual or group has a right to acquire on or before June 23, 1997 (i.e., within 60 days after April 24, 1997) pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon information furnished by such stockholder.



(2) Includes 260,000 shares issuable to Dr. Schneider pursuant to immediately exercisable stock options. Does not include 100 shares owned by Dr. Schneider's wife, of which he disclaims any beneficial interest or control.

(3) Includes 365,000 shares issuable pursuant to immediately exercisable stock options. Does not include 100 shares owned by Dr. Schneider's wife of which he disclaims any beneficial interest or control.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In fiscal 1996, the Company entered into a strategic marketing relationship for certain of the Company's technologies with Bogart Delafield Ferrier. In connection with this relationship, the Company paid to Bogart Delafield Ferrier during the calender year 1996 $80,000 in fees plus $12,388 for expenses. Bogart Delafield Ferrier is also entitled to royalties of 1 1/2 % of the dollar value of any transaction with respect to certain of the Company's technologies initiated with a pharmaceutical or managed care company between March 12, 1996 and December 31, 1996. No such transaction was initiated during this time period. Dr. Ferrier, who became a director of the Company in July 1996, is Chief Executive Officer and Chairman of Bogart Delafield Ferrier.

    The Company also entered into a consulting agreement with M.S. Capital, LLC. to provide marketing and business development services with respect to certain of the Company's technologies. Dr. Michael Sorell, a director of the Corporation, is the principal of M.S. Capital, LLC. Pursuant to the consulting agreement, the Company paid M.S. Capital, LLC $12,500 during the Transition Period.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    1. Financial Statements:

       The following financial statements are filed as part of this report:

           Independent Auditors' Report

           Consolidated Balance Sheets -- December 31, 1996 and June 30, 1996 and 1995

           Consolidated Statements of Loss -- Six Months Ended December 31, 1996 and 1995 and Years Ended June 30, 1996, 1995 and 1994

           Consolidated Statements of Changes in Stockholders' Equity -- Six Months Ended December 31, 1996 and Years Ended June 30, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows -- Six Months Ended December 31, 1996 and 1995 and Years Ended June 30, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

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

    2c           -- Agreement and Plan of Merger among the Registrant, DynaGen Acquisition Corporation,
                    Superior Pharmaceutical Company and the stockholders of Superior Pharmaceutical
                    Company dated March 7, 1997 (filed herewith).

    3a           -- Certificate of Incorporation, as amended (filed herewith).

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

    4m           -- Amendment No. 1 to Investment Banking Agreement between Registrant and H.J. Meyers
                    & Co., Inc. dated September 23, 1996 (filed herewith).

    4n           -- Common Stock Purchase Warrant issued by the Registrant to H. J. Meyers & Co.,
                    Inc., dated November 20, 1995 (filed as Exhibit 4g to Amendment No. 1 to Registrant's
                    Registration Statement on Form S-3, No. 333-1748, and incorporated herein by reference).

    4o           -- Form of Warrant Agent Agreement (filed as Exhibit 4g to Registrant's Registration
                    Statement on Form S-1, No. 33-71416, and incorporated by reference).

    4p           -- Common Stock Purchase Warrant issued by Registrant to Zach Spigelman dated December
                    10, 1996 (filed herewith).

    4q           -- Common Stock Purchase Warrant issued by Registrant to Rich Theriault dated December
                    10, 1996 (filed herewith).

    4r           -- Common Stock Purchase Warrant issued by Registrant to Shawn Basu dated December
                    10, 1996 (filed herewith).

    4s           -- Common Stock Purchase Warrant issued to Leonardo G. Zangani dated January 15,
                    1997 (filed herewith).

   10a*          -- 1989 Stock Option Plan, as amended (filed as Exhibit 10c to Registrant's Registration
                    Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10b*          -- Form of Incentive Stock Option Agreement under 1989 Stock Option  Plan of the  Registrant
                    (filed  as  Exhibit  4.6 to Registrant's Registration Statement on Form S-8, No. 33-66826,
                    and incorporated by reference).

   10c*          -- Form of Non-Qualified Stock Option Agreement under 1989 Stock Option Plan of the
                    Registrant (filed as Exhibit 4.7 to Registrant's Registration Statement on Form
                    S-8, No. 33-66826, and incorporated by reference).

   10d*          -- 1991 Stock Plan, as amended (filed herewith).

   10e*          -- Form of Incentive Stock Option Agreement under 1991 Plan (filed as Exhibit 10aa to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).





 EXHIBIT
   NO.                                     ITEM AND REFERENCE
   ---                                     ------------------
   10f*          -- Form of Non-Qualified Stock Option Agreement under 1991 Plan (filed as Exhibit
                    10bb to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and
                    incorporated by reference).

   10g*          -- Non-Qualified Stock Option Agreement dated July 24, 1996 granting a stock option to Dr. Ian Ferrier (filed as Exhibit 10g to Registrant's Annual Report on Form
                    10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

   10h*          -- Non-Qualified Stock Option Agreement dated July 24, 1996 granting a stock option to Steven Georgiev (filed as Exhibit 10h to Registrant's Annual Report on Form
                    10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

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

   10o           -- Amendment to Lease Agreement dated May 15, 1992 by and between the Company and
                    The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at 99 Erie Street, Cambridge, Massachusetts (filed as Exhibit
                    10o to Registrant's Annual Report on Form 10-K for the fiscal year ended June
                    30, 1996, and incorporated by reference).

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

   10r           -- Exercise of Option to Extend Lease Term dated May 3, 1996, from the Company to
                    Meredith & Grew, Incorporated with respect to its facility at 99 Erie Street,
                    Cambridge, Massachusetts (filed as Exhibit 10r to Registrant's Annual Report on
                    Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

   10s           -- Lease Agreement dated November 29, 1984 between Hollywood Court Associates and
                    Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood
                    Court, South Plainfield, New Jersey (filed as Exhibit 10s to Registrant's Annual
                    Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).


 EXHIBIT
   NO.                                     ITEM AND REFERENCE
   ---                                     ------------------
   10t           -- Space Expansion and Term Extension Agreement dated April 1988 between Hollywood
                    Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10t to Registrant's
                    Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

   10u           -- Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN
                    Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South
                    Plainfield, New Jersey (filed as Exhibit 10u to Registrant's Annual Report on
                    Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

   10v           -- Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able
                    Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court,
                    South Plainfield, New Jersey (filed as Exhibit 10v to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

   10w           -- Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able
                    Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court,
                    South Plainfield, New Jersey (filed as Exhibit 10w to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

   10x           -- Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and
                    Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit
                    10 w to Registrant's Annual Report on Form 10-K for the fiscal year ended June
                    30, 1996, and incorporated by reference).

   10y           -- Landlord's Consent to Assignment of Lease dated August 19, 1996 among CVN Associates,
                    L.P., Able Acquisition Corp. (predecessor corporation to Able), Able Laboratories,
                    Inc. and the Company with respect to the Company's facility at 6 Hollywood Court,
                    South Plainfield, New Jersey (filed as Exhibit 10y to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

   10z           -- Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories,
                    Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield,
                    New Jersey (filed as Exhibit 10z to Registrant's Annual Report on Form 10-K for
                    the fiscal year ended June 30, 1996, and incorporated by reference).

   10aa*         -- Non Qualified Stock Option Agreement dated October 28, 1996 granting a stock option to Dr. Michael Sorell (filed herewith).

   21            -- Subsidiary of the Registrant (filed herewith).

   23a           -- Consent of Wolf & Company, P.C. dated April 29, 1997 (filed herewith).

   24a           -- Power of Attorney is contained on page 61 of this Annual Report on Form 10-K.

   27            -- Financial Data Schedule (filed herewith in electronic format only).


--------

    * Indicates a management contract or any compensatory plan, contract or arrangement.

    (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

    (c) Exhibits:

    The Company  hereby files as part of this Form 10-K the  exhibits  listed in
Item 14(a)(3) above.

    (d) Financial Statement Schedules:

    No financial statement schedules are filed as part of this Form 10-K.

                                   SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF CAMBRIDGE, COMMONWEALTH OF MASSACHUSETTS ON APRIL 30, 1997.


                                  DYNAGEN, INC.

                                  By: /s/ INDU A. MUNI
                                      ----------------------------------
                                        INDU A. MUNI
                                        PRESIDENT, CHIEF EXECUTIVE
                                        OFFICER AND TREASURER

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



                  NAME                                    CAPACITY                       DATE
                  ----                                    --------                       ----
        /s/ DHANANJAY G. WADEKAR            Chairman of the Board, Executive        April 30, 1997
---------------------------------------        Vice President and Director
          DHANANJAY G. WADEKAR

        /s/ DR. INDU A. MUNI                President, Chief Executive Officer,     April 30, 1997
---------------------------------------        Treasurer, (Principal Executive,
            DR. INDU A. MUNI                   Financial and Accounting Officer)
                                               and Director

        /s/ DR. F. HOWARD SCHNEIDER         Senior Vice President -- Technology     April 30, 1997
---------------------------------------        and Director
         DR. F. HOWARD SCHNEIDER

                                            Director                                April 30, 1997
---------------------------------------
             STEVEN GEORGIEV

        /s/ DR. IAN R. FERRIER              Director                                April 30, 1997
----------------------------------------
           DR. IAN R. FERRIER

                                            Director                                April 30, 1997
----------------------------------------
           DR. MICHAEL SORELL



