Form 10-Q
period 1997-03-31
DYNAGEN INC
filed 1997-05-15
CIK 857171

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 1997; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________  to  ___________________

Commission File Number 1-11352
                       -------

                                  DynaGen, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   04-3029787
-------------------------------------        -----------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

                                 99 Erie Street
                               Cambridge, MA 02139
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 491-2527
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
   --------          --------


As of May 12, 1997, there were outstanding 30,122,477 shares of common stock, $.01 par value per share.









                                  DYNAGEN, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                             ----------------------

                                TABLE OF CONTENTS



Facing Page                                                                    1

Table of Contents                                                              2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                  Condensed Consolidated Balance Sheets                        3
                  Condensed Consolidated Statements of Loss                    5
                  Condensed Consolidated Statements of Changes
                   in Stockholders' Equity                                     6
                  Condensed Consolidated Statements of
                   Cash Flows                                                  7
                  Notes to Unaudited Condensed Consolidated
                   Financial Statements                                        9

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                               11

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities                                       15
         Item 4.  Submission of Matters to a Vote
                   of Security Holders                                        15
         Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                    18






(*) The financial information at December 31, 1996 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                      March 31,     December 31,
                                                        1997            1996
                                                      ---------     ------------

Current assets:
         Cash and cash equivalents
          (including interest-bearing
          deposits of $589,443 and
          $1,835,000)                             $     764,540     $  2,112,300
         Investment securities available
          for sale at fair value                      2,101,626        3,004,700
         Accounts receivable                            267,279          261,932
         Inventory (Note 3)                             765,229          451,883
         Notes receivable                               185,000          185,000
         Accrued interest receivable                     29,694           40,179
         Prepaid expenses and other
          current assets                                222,930          255,434
                                                  -------------     ------------
            Total current assets                      4,336,298        6,311,428
                                                  -------------     ------------

Property and equipment, net of
 accumulated depreciation and
 amortization of $370,884 and $337,813                  756,636          673,969
                                                  -------------     ------------

Other assets:
         Patents and trademarks, net of
          accumulated amortization of
          $71,287 and $65,639                           260,192          265,840
         Deferred debt financing costs,
          net of accumulated amortization
          of $42,866 and $119,039                        30,618          119,039
         Deferred acquisition and
          financing costs                               107,432              -
         Deposits                                        92,873           92,873
                                                  -------------     ------------

            Total other assets                          491,115          477,752
                                                  -------------     ------------

                                                  $   5,584,049     $  7,463,149
                                                  =============     ============



     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                March 31,       December 31,
                                                  1997              1996
                                              -------------     -------------
Current liabilities:
         Convertible note payable             $     535,000     $        -
         Accounts payable                           602,283          712,239
         Accrued payroll and
          payroll taxes                             229,419           96,894
                                              -------------     -------------

                  Total current liabilities       1,366,702          809,133

Convertible note payable                                 -         1,600,000
                                              -------------     -------------

                  Total liabilities               1,366,702        2,409,133
                                              -------------     -------------

Stockholders' equity:
         Preferred stock, $.01 par value,
          10,000,000 shares authorized,
          none outstanding                               -               -
         Common stock, $.01 par value,
          75,000,000 shares authorized,
          30,114,206 and 29,106,231 shares
          issued and outstanding                    301,142          291,062
         Additional paid-in capital              30,119,278       29,076,838
         Accumulated deficit                    (26,203,803)     (24,315,191)
                                              -------------     -------------
                                                  4,216,617        5,052,709
         Unrealized gain on
          investment securities                         730            1,307
                                              -------------     -------------

                  Total stockholders' equity      4,217,347        5,054,016
                                              -------------     -------------

                                              $   5,584,049     $  7,463,149
                                              =============     =============















     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)



                                                    Three Months Ended
                                                -----------------------------
                                                  March 31,        March 31,
                                                    1997             1996
                                               --------------    --------------
Revenues:
         Fees and royalties                    $         232     $      35,000
         Product sales                               457,438            93,325
                                               --------------    --------------

          Total revenues                             457,670           128,325
                                               --------------    --------------

Costs and expenses:
         Cost of sales                               453,545            46,624
         Research and development                    487,412           851,686
         Selling, general and
          administrative                           1,474,930           880,233
                                               --------------    --------------

          Total costs and expenses                 2,415,887         1,778,543
                                               --------------    --------------

          Operating loss                          (1,958,217)       (1,650,218)
                                               --------------    --------------

Other income (expense):
         Investment income, net                       92,330           109,183
         Interest expense                            (13,539)          (24,000)
         Amortization of debt
          financing costs                             (9,186)          (22,892)
                                               --------------    --------------

          Other income, net                           69,605            62,291
                                               --------------    --------------

          Net loss                             $  (1,888,612)    $  (1,587,927)
                                               ==============    ==============

Net loss per share                             $        (.06)    $        (.06)
                                               ==============    ==============

Weighted average shares outstanding
(Note 2)                                          29,977,519        26,061,519
                                               ==============    ==============




See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                      Series A Convertible                                 Unrealized
                                 Common Stock         Preferred Stock         Additional                   Gain on
                              -------------------     --------------------    Paid-in      Accumulated     Investment
                              Shares       Amount     Shares       Amount     Capital      Deficit         Securities         Total
                              ------       ------     ------       ------     -------      -------         ----------         -----

Balance at
 December 31, 1995          25,196,963   $251,970        -       $    -       $23,094,903  $ (16,721,448)  $  1,142    $  6,626,567
Increase in unrealized
 gain on investment
 securities                      -           -           -            -            -             -              346             346
Costs related to exercise
 of public warrants              -           -           -            -           (3,756)        -            -              (3,756)
Shares issued in private
 placements                 1,520,686      15,207   1,178,264     3,461,150    1,376,204         -            -           4,852,561
Exercise of stock options      73,800         738        -            -            2,370         -            -               3,108
Employee stock and
 stock option grants          117,250       1,172        -            -          557,685         -            -             558,857
Stock options issued for
 future services                 -           -           -            -           55,225         -            -              55,225
Net loss                         -           -           -            -            -          (1,587,927)     -          (1,587,927)
                           ----------    --------   ---------    ----------  -----------    ------------   --------     -----------

Balance at March 31, 1996  26,908,699    $269,087   1,178,264    $3,461,150  $25,082,631    $(18,309,375)  $  1,488     $10,504,981
                           ==========    ========   =========    ==========  ===========    ============   ========     ===========

Balance at
 December 31, 1996         29,106,231    $291,062        -       $    -      $29,076,838    $(24,315,191)  $  1,307     $ 5,054,016
Decrease in unrealized
 gain on investment
 securities                     -           -            -            -            -             -             (577)           (577)
Exercise of stock options       1,500          15        -            -            1,110         -            -               1,125
Issuance of common stock
 purchase warrants              -           -            -            -              200         -            -                 200
Stock options issued
 for services                   -           -            -            -           37,691         -            -              37,691
Stock issued for
 interest obligation           16,881         169        -            -           27,570         -            -              27,739
Conversion of note payable    989,594       9,896        -            -          975,869         -            -             985,765
Net loss                        -           -            -            -            -         (1,888,612)      -          (1,888,612)
                           ----------    --------   ---------    ----------  -----------    ------------   --------     -----------
Balance at March 31, 1997  30,114,206    $301,142        -       $    -      $30,119,278   $(26,203,803)   $   730      $ 4,217,347
                           ==========    ========   =========    ==========  ===========    ============   ========     ===========




     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                  ------------------------------
                                                     March 31,       March 31,
                                                       1997            1996
                                                  --------------   -------------
Cash flows from operating activities:
         Net loss                                 $  (1,888,612)  $  (1,587,927)
         Adjustments to reconcile
          net loss to net cash used for
           operating activities:
                  Employee stock and
                   stock option grants                    -             558,857
                  Stock options issued
                   for services                          37,691           -
                  Depreciation and amortization          47,905          40,715
                  Amortization and accretion
                   of (discounts) premiums on
                   investment securities                (11,048)        (55,228)
                  Stock issued for
                   interest obligation                   27,739           -
                  Write-off of patent costs               -              25,094
         (Increase) decrease in operating assets:
                  Accounts receivable                    (5,347)         18,109
                  Inventory                            (313,346)          -
                  Prepaid expenses and
                   other current assets                  42,989          14,278
         Increase (decrease) in operating
          liabilities:
                  Accounts payable and
                   accrued expenses                      22,569          72,117
                  Deferred revenue                        -             (27,092)
                                                  --------------   -------------

                  Net cash used for
                   operating activities              (2,039,460)       (941,077)
                                                  --------------   -------------

Cash flows from investing activities:
         Purchase of investment securities           (1,186,455)    (10,428,180)
         Proceeds from sales and maturities
          of investment securities                    2,100,000       6,574,000
         Purchase of property and
          equipment                                    (115,738)        (22,968)
         Patent and trademark costs                       -              (9,721)
         Increase in deferred financing
          and acquisition costs                        (107,432)          -
                                                  --------------   -------------

                  Net cash provided by
                   investing activities                 690,375      (3,886,869)
                                                  --------------   -------------

                                   (Continued)
     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                                   (Unaudited)

                                                      Three Months Ended
                                                   --------------------------
                                                   March 31,         March 31,
                                                     1997              1996
                                                   --------          --------
Cash flows from financing activities:
         Net proceeds (costs) on exercise of
          stock warrants and options             $     1,325       $      (648)
         Net proceeds from private debt
          and equity placements                        -             6,577,856
                                                 -----------       -----------

                  Net cash provided by
                   financing activities                1,325         6,577,208
                                                 -----------       -----------

Net change in cash and cash equivalents           (1,347,760)        1,749,262

Cash and cash equivalents,
 beginning of period                               2,112,300         1,765,604
                                                 -----------       -----------

Cash and cash equivalents,
 end of period                                   $   764,540       $ 3,514,866
                                                 ===========       ===========

Supplemental cash flow information:
         Common stock issued for convertible
          note payable                           $   985,765       $     -
         Stock options issued for
          future services                              -               55,225






     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of DynaGen, Inc. and its wholly-owned subsidiary, Able Laboratories, Inc. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. Significant intercompany balances and transactions have been eliminated in consolidation.

         As of December 31, 1996, the Company changed from a fiscal year ending June 30 to a fiscal year ending December 31.

         The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

         The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 1997 and 1996. The effect of all common stock equivalents have been excluded from the calculation of the weighted average number of common shares outstanding since their inclusion would be anti-dilutive.

3.       INVENTORY

         Inventory at March 31, 1997 consists of the following:

         Raw material               $336,324
         Work in-process             123,838
         Finished goods              305,067
                                    --------
                                    $765,229
                                    ========

                                  DYNAGEN, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997

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

         Unaudited proforma consolidated operating results for the Company, assuming the acquisition of Able had been made as of January 1, 1996, are as follows:

                                        Three Months Ended
                                  ------------------------------
                                     March 31,         March 31,
                                       1997              1996
                                  -------------    -------------
         Revenues                 $    457,670     $  1,117,125
         Net loss                 $ (1,888,612)    $ (2,002,440)
         Net loss per share       $       (.06)    $       (.08)



The unaudited proforma information is not necessarily indicative either of the results of operations that would have occurred had the purchase been made on January 1, 1996 or of future results of operations of the combined companies.

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully develop, test, produce and market its proposed products; obtain governmental approvals in a timely manner; identify and attract marketing partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection or otherwise over the Company's proprietary technology; protect itself from product liability risks or limitations imposed due to potential health care reform; raise capital for future operations and commercialization of its products; integrate the products and personnel the Company acquired in the acquisition of Able Laboratories, Inc. ("Able") and any future acquisitions; and successfully respond to technological changes in the marketplace. Specifically, regulatory approvals of the Company's products are subject to factors beyond the Company's control, and there can be no assurance that such approvals will not be delayed or ultimately denied. The Company will need to attract marketing partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners. Additional information on potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission, including without limitation its Form 10-K for the period ended December 31, 1996.


                              RESULTS OF OPERATIONS

                     Three-Month Period Ended March 31, 1997
          As Compared With The Three-Month Period Ended March 31, 1996

         Revenues in the first quarter of the year ending December 31, 1997 ("Fiscal 1997") were $458,000 versus $128,000 for the three months ended March 31, 1996. This increase of $329,000 is primarily the result of product sales by the Company's wholly-owned subsidiary Able.

         Cost of sales was 99% of product sales for the first quarter of Fiscal 1997 compared with 50% for the three months ended March 31, 1996. Production at Able during the first quarter of Fiscal 1997 did not support the minimum level of fixed manufacturing costs required at the facility.

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         Research and development expenses for the first quarter of Fiscal 1997 were $487,000 versus $852,000 for the three months ended March 31, 1996, a decrease of $364,000. This decrease primarily is the result of $285,000 in compensation expense resulting from stock grants and below-market options granted during the three months ended March 31, 1996. In addition, costs associated with the Company's NicErase(R)-SL clinical trials decreased by $349,000 as the Company nears completion of this trial. This decrease is partially offset by an increase in therapeutic product development costs of $273,000. The increase is primarily attributable to the Company's breast biopsy technology and other technologies in an early stage development. The Company has limited its diagnostic product development primarily to its NicCheck(R) product, a test to detect the presence of nicotine.

         Selling, general and administrative expenses for the first quarter of Fiscal 1997 were $1,475,000 versus $880,000 for the three months ended March 31, 1996, an increase of $595,000. This increase is primarily due to the additional payroll and plant operating costs of $557,000 for the Able facility. In addition, selling, general and administrative expenses increased in the following areas: product marketing and support - $76,000 (the increase in product marketing and support was primarily attributable to the marketing of NicCheck(R) I), public relations - $56,000 and patent expense - $33,000. These increases were offset by a net decrease of $127,000 in other operating expenses primarily related to compensation expense for stock grants and below market options granted during the three months ended March 31, 1996.

         Investment income decreased by $17,000 from $109,000 to $92,000 for the first quarter of Fiscal 1997, respectively as compared to the three months ended March 31, 1996, as the Company had less funds available for investment during the first quarter of Fiscal 1997. In the first quarter of Fiscal 1997, the Company incurred interest expense of $14,000 and amortized debt financing costs of $9,000 associated with the private placement in February 1996 of a $2,000,000 convertible note. These debt financing costs aggregating $274,705 are being amortized over a 24-month period.


                                  DYNAGEN, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had working capital of $2,969,596 versus working capital of $5,502,295 at December 31, 1996. Cash and investment securities were $2,866,166 at March 31, 1997 as compared to $5,117,000 at December 31, 1996. Working capital and cash were used primarily for research and development and to fund Able and its operations during the quarter.

         The Company recently entered into an agreement to acquire all of the outstanding shares of Superior Pharmaceutical Company ("Superior"), a privately-held distributor of generic pharmaceutical products, for a total purchase price of $ 16.5 million, consisting of cash, three-year notes and shares of the Company's Common Stock. The shareholders may also receive certain cash incentive payments based on Superior's performance during the three years following the close of the transaction. The acquisition of Superior is subject to customary closing conditions and the Company intends to close this acquisition during the second quarter of 1997. There can be no assurance that the Superior acquisition will close in the second quarter of 1997, or at all.

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

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)


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


                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION
          -------------------------------------------------------------

Item 2.  Changes in Securities

         a.       Not applicable.

         b.       Not applicable.

         c. On January 15, 1997, the Company issued to Leonardo G. Zangani, a consultant providing services to the Company, a warrant to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.97, as partial consideration for such services. The warrant is immediately exercisable as to half of the shares subject thereto, and the remaining shares become exercisable if the Company renews its contract for Mr. Zangani's services after six months. As the warrant was issued in a private transaction not involving a public offering, the warrant was not required to be registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof.

Item 4.  Submission of Matters to a Vote of Security Holders

                  On January 30, 1997, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders acted upon the following proposals: (i) election of directors; (ii) increase in the number of authorized shares of Common Stock from 40,000,000 to 75,000,000; and (iii) increase in the number of authorized shares of Common Stock to be issued under the Company's 1991 Stock Plan from 1,200,000 to 2,600,000 and permit grants under the 1991 Stock Plan to comply with Section 162(m) of the Internal Revenue Code. All of the above matters were approved by the stockholders.

                  Votes "For" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the Proxy Statement and Proxy. On the record date, December 24, 1996, 29,106,231 shares of the Company's common stock were issued and outstanding.



                                  DYNAGEN, INC.

                     PART II. OTHER INFORMATION (Continued)
          -------------------------------------------------------------

                  Voting results were as follows:


                                 Matter                         For          Against   Withheld         Abstain
                                 ------                         ---          -------   --------         -------

                  1.       Election of Directors
                                    Dr. Ian R. Ferrier        24,404,381       N/A      473,459           N/A
                                    Mr. Steven Georgiev       24,402,381       N/A      475,459           N/A
                                    Dr. Indu A. Muni          24,404,431       N/A      473,409           N/A
                                    Dr. F. Howard Schneider   24,403,931       N/A      473,909           N/A
                                    Dr. Michael Sorell        24,404,938       N/A      472,902           N/A
                                    Mr. Dhananjay G. Wadekar  24,405,188       N/A      472,652           N/A

                  2.       Increase in the number of
                           authorized shares of common stock  22,946,596       1,715,810    N/A           203,643

                  3.       Increase in the number of
                           authorized shares issuable under
                           the 1991 Stock Plan                22,353,747       1,945,289    N/A           249,493




Item 6.  Exhibits and Reports on Form 8-K

                  (a)      List of Exhibits:

                  The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit
  No.                                Description of Exhibit
-------           --------------------------------------------------------------
2a                Agreement  and Plan of Merger  among the  Registrant,  DynaGen
                  Acquisition Corporation, Superior Pharmaceutical Company and the stockholders of Superior Pharmaceutical Company dated
                  March 7, 1997 (filed as Exhibit 2c to Registrant's  Transition
                  Report on Form 10-K for the  period  July 1, 1996 to  December
                  31, 1996, and incorporated herein by reference).

3a Certificate of Incorporation, as amended (filed as Exhibit 3a to Registrant's Transition Report on Form 10-K for the period July 1, 1996 to December 31, 1996, and incorporated herein by reference).


                                  DYNAGEN, INC.

                     PART II. OTHER INFORMATION (Continued)
          -------------------------------------------------------------

Exhibit
  No.                              Description of Exhibit
-------           --------------------------------------------------------------
4a                Common Stock  Purchase  Warrant  issued to Leonardo G. Zangani dated  January 15,  1997 (filed as Exhibit 4s to  Registrant's
                  Transition  Report on Form 10-K for the period July 1, 1996 to
                  December 31, 1996, and incorporated herein by reference).

27 Financial Data Schedule (filed herewith in electronic format only).

                  (b)      Reports on Form 8-K:

                  During the quarter ended March 31, 1997, the Company filed on March 24, 1997 a Current Report on Form 8-K dated March 10, 1997 reporting the Company's agreement to purchase the stock of Superior Pharmaceutical Company.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DYNAGEN, INC.



                               By:  /s/ Indu A. Muni
                                    ------------------------------
                                    Indu A. Muni, Ph.D.
                                    President, Chief  Executive Officer, and
                                    Treasurer  (Principal  Executive,
                                    Financial, and Accounting Officer)







Date:  May 15, 1997


