Form 10-K/A
period 1996-12-31
DYNAGEN INC
filed 1997-05-23
CIK 857171

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM JULY 1, 1996 TO DECEMBER 31, 1996.
                         COMMISSION FILE NUMBER: 1-11352

                              --------------------
                                  DYNAGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             -----------------------

         DELAWARE                                        04-3029787
         --------                                        ----------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

99 ERIE STREET, CAMBRIDGE, MASSACHUSETTS                   02139
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                            ------------------------
                                 (617) 491-2527
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------
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

                             ---------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES _X_ NO ___

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    AS OF MAY 21, 1997, 30,122,477 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MAY 21, 1997, BASED UPON THE CLOSING PRICE OF SUCH STOCK ON THE NASDAQ STOCK MARKET'S SMALLCAP MARKET ("NASDAQ") ON THAT DATE ($1.28) WAS $35,252,451.

================================================================================





This Amendment No. 1 on Form 10-K/A to the Transition Report on Form 10-K, dated April 30, 1997, is being filed to include in Part II, Item 5 thereof the information required by Item 701 of Regulation S-K. Part II, Item 5 is hereby amended and restated in its entirety to read as indicated in this Amendment No. 1 on Form 10-K/A.


                                      -2-





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


                                                                                 CLASS A
                                          COMMON STOCK   PUBLIC WARRANTS    PUBLIC WARRANTS(1)
                                          ------------   ---------------    ------------------
                                          HIGH    LOW     HIGH      LOW      HIGH       LOW
                                          ----    ---     ----      ---      ----       ---
FISCAL 1995
-----------
July 1 to September 30, 1994             $1.44   $ .53    $ .44    $ .13     $ .56     $ .13
October 1 to December 31, 1994            2.75    1.19      .75      .34      1.69       .47
January 1 to March 31, 1995               3.13    1.63     1.38      .38      2.25       .88
April 1 to June 30, 1995                  4.63    2.13     2.63      .75      3.81      1.25

FISCAL 1996
-----------
July 1 to September 30, 1995              6.55    1.63     5.00      .50      5.19      1.00
October 1 to December 31, 1995            3.88    1.88     2.81     1.00      2.81       .56
January 1 to March 31, 1996               3.66    2.19     2.44     1.13      --        --
April 1 to June 30, 1996                  3.19    2.13     2.50     1.13      --        --

TRANSITION PERIOD
-----------------
July 1 to September 30, 1996              2.56    1.50     1.63      .88      --        --
October 1 to December 31, 1996            1.88    1.03     1.00      .16      --        --



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

     On July 24, 1996, the Company issued to Dr. Ian Ferrier and Steven Georgiev, directors of the Company, options to purchase an aggregate of 660,000 shares of Common Stock of the Company at an exercise price of $1.94, as compensation for their services as directors. The options become exercisable as to 25% of the shares subject thereto on July 24, 1997, as to an additional 35% of the shares subject thereto on July 24, 1998 and as to the remaining shares on July 24, 1999. As the options were issued in private transactions not involving a public offering, they were not required to be registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof.

     On October 28, 1996, the Company issued to Dr. Michael Sorell, a director of the Company, an option to purchase 330,000 shares of Common Stock of the Company at an exercise price of $1.31, as compensation for his services as a director. The option becomes exercisable as to 25% of the shares subject thereto on October 28, 1997, as to an additional 35% of the shares subject thereto on October 28, 1998 and as to the remaining shares on October 28, 1999. As the option was issued in a private transaction not involving a public offering, it was not required to be registered under the Securities Act, pursuant to Section 4(2) thereof.

     On December 10, 1996, the Company issued to Zach Spigelman, Rich Theriault and Shawn Basu, consultants providing services to the Company, warrants to purchase an aggregate of 100,000 shares of Common Stock of the Company at an exercise price of $1.41, as partial consideration for such services. In addition to such services, the consultants paid an aggregate of $300 for the warrants. The warrants are immediately exercisable as to 20% of the shares subject thereto, and the remaining shares become exercisable upon the achievement of certain performance milestones with respect to the FDA approval of certain of the Company's products. As the warrants were issued in a private transaction not involving a public offering, they were not required to be registered under the Securities Act, pursuant to Section 4(2) thereof.


                                      -3-





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Cambridge, Commonwealth of Massachusetts on May 22, 1997.

                                  DYNAGEN, INC.

                                  By: /s/ Dhananjay G. Wadekar
                                      -------------------------------------
                                      Dhananjay G. Wadekar
                                      Executive Vice President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name and Signature                                                   Title(s)                           Date
------------------                                                   --------                           ----

/s/ Dhananjay G. Wadekar                             Chairman of the Board, Executive Vice          May 22, 1997
---------------------------                          President and Director
Dhananjay G. Wadekar

            *                                        President, Chief Executive Officer,            May 22, 1997
---------------------------                          Treasurer and Director (Principal
Dr. Indu A. Muni                                     Executive, Financial and Accounting
                                                     Officer)


            *                                        Senior Vice President - Technology and         May 22, 1997
---------------------------                          Director
Dr. F. Howard Schneider


---------------------------                          Director
Steven Georgiev

            *                                        Director                                       May 22, 1997
---------------------------
Dr. Ian R. Ferrier

                                                     Director
---------------------------
Dr. Michael Sorell

*By: /s/ Dhananjay G. Wadekar
    --------------------------
    Dhananjay G. Wadekar
    Attorney-in-Fact

