Form 10-Q
period 1997-06-30
DYNAGEN INC
filed 1997-08-14
CIK 857171

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED:  June 30, 1997; or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____________ to _____________

Commission File Number 1-11352
                       -------

                                  DynaGen, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       04-3029787
           --------                                       ----------
(State  or other  jurisdiction  of           (IRS  Employer Identification No.)
 incorporation or organization)

                                 99 Erie Street
                               Cambridge, MA 02139
         --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 491-2527
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    ------         ------


As of August 5, 1997, there were outstanding 32,177,625 shares of common stock, $.01 par value per share.





                                  DYNAGEN, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                 -------------

                                TABLE OF CONTENTS



Facing Page                                                                    1

Table of Contents                                                              2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.           Financial Statements:
                            Condensed Consolidated Balance Sheets              3
                            Condensed Consolidated Statements of Loss          5
                            Condensed Consolidated Statements of Changes
                             in Stockholders' Equity                           6
                            Condensed Consolidated Statements of
                             Cash Flows                                        7
                            Notes to Unaudited Condensed Consolidated
                             Financial Statements                              9

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                      11

PART II.  OTHER INFORMATION

         Item 2.           Changes in Securities                              15
         Item 6.           Exhibits and Reports on Form 8-K                   16

SIGNATURES                                                                    18





(*) The financial information at December 31, 1996 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                       June 30,     December 31,
                                                         1997            1996
                                                         ----            ----

Current assets:
         Cash and cash equivalents
          (including interest-bearing
          deposits of $31,686 and
          $1,835,000)                                $   576,881     $ 2,112,300
         Investment securities available
          for sale at fair value                            --         3,004,700
         Accounts receivable                           2,959,945         261,932
         Rebates                                         498,304            --
         Inventory (Note 3)                            8,876,626         451,883
         Notes receivable                                185,000         185,000
         Prepaid expenses and other
          current assets                                 291,125         295,613
                                                     -----------     -----------

            Total current assets                      13,387,881       6,311,428
                                                     -----------     -----------

Property and equipment, net of
 accumulated depreciation and
 amortization of $769,578 and $337,813                 1,555,148         673,969
                                                     -----------     -----------

Other assets:
         Goodwill (note 4)                            14,254,827            --
         Patents and trademarks, net of
          accumulated amortization of
          $75,398 and $65,639                            256,081         265,840
         Deferred debt financing costs,
          net of accumulated amortization
          of $52,052 and $119,039                        437,976         119,039
         Deposits                                        292,873          92,873
                                                     -----------     -----------

            Total other assets                        15,241,757         477,752
                                                     -----------     -----------

                                                     $30,184,786     $ 7,463,149
                                                     ===========     ===========


                See accompanying notes to unaudited consolidated
                             financial statements.

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,      December 31,
                                                        1997           1996
                                                        ----           ----

Current liabilities:
         Current maturities of
          long-term debt (Note 8)                    $2,576,667     $
         Loan payable - Bank (Note C7)                5,514,615            --
         Accounts payable                             4,635,876         712,239
         Accrued payroll and
          payroll taxes                                 336,077          96,894
                                                   ------------    ------------
                  Total current liabilities          13,063,235         809,133

         Warrant put liability (Note 6)                 702,000            --

         Long-term debt                               5,655,231       1,600,000
                                                   ------------    ------------

                  Total liabilities                  19,420,466       2,409,133
                                                   ------------    ------------

Stockholders' equity (Note 6):
         Preferred stock, $.01 par value,
          10,000,000 shares authorized:
          Series A convertible,
          50,000 shares authorized,
          41,000 shares issued and
          outstanding, (liquidation value -
          $4,100,000)                                       410            --
          Series B convertible,
          7,500 shares authorized, issued and
          outstanding, liquidation value - $747,750)         75            --
         Common stock, $.01 par value,
          75,000,000 shares authorized,
          32,164,144 and 29,106,231 shares
          issued and outstanding                        321,641         291,062
         Additional paid-in capital                  39,551,688      29,076,838
         Accumulated deficit                        (29,109,494)    (24,315,191)
                                                   ------------    ------------
                                                     10,764,320       5,052,709

         Unrealized gain on
          investment securities                            --             1,307
                                                   ------------    ------------

                  Total stockholders' equity         10,764,320       5,054,016
                                                   ------------    ------------

                                                   $ 30,184,786    $  7,463,149
                                                   ============    ============

                See accompanying notes to unaudited consolidated
                             financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)



                                                      Six Months Ended
                                                   -------------------------
                                                   June 30,          June 30,
                                                     1997              1996
                                                 -------------       --------

Revenues:
         Fees and royalties                      $     50,658      $     60,000
         Product sales                              1,783,857           162,890
                                                 ------------      ------------

          Total revenues                            1,834,515           222,890
                                                 ------------      ------------

Costs and expenses:
         Cost of sales                              2,707,667            67,843
         Research and development                   1,646,679         2,081,523
         Selling, general and
          administrative                            2,248,649         1,496,092
                                                 ------------      ------------

          Total costs and expenses                  6,602,995         3,645,458
                                                 ------------      ------------

          Operating loss                           (4,768,480)       (3,422,568)
                                                 ------------      ------------

Other income (expense):
         Investment income, net                       109,035           256,194
         Interest expense                            (116,487)          (63,999)
         Amortization of debt
          financing costs                             (18,372)          (57,230)
                                                 ------------      ------------

          Other income (expense), net                 (25,824)          134,965
                                                 ------------      ------------

          Net loss                               $ (4,794,304)     $ (3,287,603)
                                                 ============      ============

Net loss per share                               $       (.16)     $       (.12)
                                                 ============      ============

Weighted average shares outstanding
(Note 2)                                           30,195,712        26,674,609
                                                 ============      ============








                See accompanying notes to unaudited consolidated
                             financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)



                                                     Three Months Ended
                                                     ------------------
                                                  June 30,          June 30,
                                                    1997              1996
                                                -------------       --------

Revenues:
         Fees and royalties                      $     50,426      $     25,000
         Product sales                              1,229,846            69,565
                                                 ------------      ------------

          Total revenues                            1,280,272            94,565
                                                 ------------      ------------

Costs and expenses:
         Cost of sales                              1,754,509            21,219
         Research and development                   1,159,267         1,229,837
         Selling, general and
          administrative                            1,066,743           615,859
                                                 ------------      ------------

          Total costs and expenses                  3,980,519         1,866,915
                                                 ------------      ------------

          Operating loss                           (2,700,247)       (1,772,350)
                                                 ------------      ------------

Other income (expense):
         Investment income, net                        16,704           147,011
         Interest expense                            (102,947)          (39,999)
         Amortization of debt
          financing costs                              (9,186)          (34,338)
                                                 ------------      ------------

          Other income (expense), net                 (95,429)           72,674
                                                 ------------      ------------

          Net loss                               $ (2,795,676)     $ (1,699,676)
                                                 ============      ============

Net loss per share                               $       (.09)     $       (.06)
                                                 ============      ============

Weighted average shares outstanding
(Note 2)                                           30,411,508        27,287,699
                                                 ============      ============











                See accompanying notes to unaudited consolidated
                             financial statements.

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Six Months Ended
                                                       ----------------
                                                    June 30,         June 30,
                                                      1997             1996
                                                 -------------       --------

Cash flows from operating activities:
  Net loss                                        $(4,794,304)   $  (3,287,603)
  Adjustments to reconcile net loss
   to net cash used for operating
   activities:
    Stock option issued for services                  156,918             -
    Employee stock and
     stock option grants                                 -             558,857
    Depreciation and amortization                     134,477           93,170
    Amortization and accretion of
     (discounts) premiums on
     investment securities                            (10,154)        (114,935)
    Stock issued for interest
     obligation                                        38,438           37,333
    Write-off of patent costs                            -              41,852
    (Increase) decrease in operating assets:
     Accounts receivable                             (142,722)         (37,111)
     Prepaid expenses and other
      current assets                                   37,147          (10,553)
    Inventory                                      (1,033,686)            -
    Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses          3,008,065           333,628
     Deferred revenue                                    -             (34,033)
                                                   -----------     ------------
           Net cash used for operating activities  (2,605,821)      (2,419,395)

Cash flows from investing activities:
    Acquisition of Superior                        (6,250,000)            -
    Purchase of investment securities              (1,186,455)     (23,976,046)
    Proceeds from sales and maturities
     of investment securities                       4,200,000       18,574,000
    Purchase of property and equipment                586,906          (33,146)
    Patent and trademark costs                           -             (39,744)
    Decrease in deposits                             (200,000)            -
    (Increase) decrease in notes receivable              -             (75,000)
                                                   -----------     ------------
             Net cash provided by (used for)
              investing activities                 (2,849,549)      (5,549,936)
                                                   -----------     ------------

                See accompanying notes to unaudited consolidated
                             financial statements.

                                  DYNAGEN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)



                                                         Six Months Ended
                                                         ----------------
                                                      June 30,         June 30,
                                                         1997            1996
                                                      ----------      --------

Cash flows from financing activities:
         Net proceds from exercise of
          stock warrants and options                   $   --       $     1,819
         Net proceeds from issuance of Common
          Stock and Warrants                             854,250      4,852,561
         Net proceeds from preferred stock             4,847,750      1,725,295
         Net proceeds from private debt placement      2,696,898           --
         Increase in deferred financing costs           (328,123)          --
         Net repayments, notes payable bank           (1,594,108)          --
                  Net cash provided by
                   financing activities                6,476,667     (6,579,675)
                                                       ----------    -----------

Net change in cash and cash equivalents               (7,378,703)    (1,389,656)
Cash and cash equivalents at
 beginning of year                                     2,112,300      1,765,604
                                                      ----------    -----------
Cash and cash equivalents, end of period               $ 576,881     $  375,948
Supplemental cash flow information:
         Stock options issued (cancelled) in
          exchange for future services                     --       $    55,225
         Conversion of preferred stock to common stock     --       $ 3,461,150

Supplemental cash flow information:
     Interest paid                                     $            $

Schedule of non cash investing and financing activities:

     Conversion of convertible notes into
     common stock                                      1,065,000

On June 18, 1997, the Company
purchased all of the common stock
of Superior Pharmaceutical Company, Inc.
for $16,250,000. In connection with the acquisition, non cash financing activities, liabilities assessed and goodwill were as follows:

     Fair value of assets acquired                  $10,913,834
     Cash paid for common stock                      (6,250,000)
     Fair value of common stock issued               (5,000,000)
     Note payable issued                             (5,000,000)
     Liabilities assumed                             (8,263,477)
                                                     -----------
     Goodwill (exclusive of other
               acquisition costs
               of $694,890)                         $13,599,643
                                                    ===========











                See accompanying notes to unaudited consolidated
                             financial statements.

                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 1997
                                   (Unaudited)

                                                                 SERIES A                        CONVERTIBLE
                                      COMMON STOCK               CONVERTIBLE PREFERRED STOCK     PREFERRED STOCK
                                      ------------               ---------------------------     SERIES B
                                   SHARES      AMOUNT            SHARES                AMOUNT    SHARES       AMOUNT
                                   ------      ------            ------                ------    -------------------
Balance at
 December 31, 1996             29,106,231     $291,062               --               $    --
Decrease in unrealized
 gain on investment
 securities                            --           --               --                    --
Shares issued in private
 placements                      375,000         3,750           41,000                   410     7,500          75
Stock issued for Superior
 acquisition                   1,666,667        16,668               --                    --
Exercise of stock options          1,500            15               --                    --
Issuance of common stock
 purchase warrents                    --            --               --                    --
Stock options issued
 for services                         --            --               --                    --
Stock issued for
 interest obligation              25,152           251               --                    --
Conversion of note payable       989,594         9,896               --                    --
Net loss                             --             --               --                    --

Balance at June 30, 1997      32,164,144       321,642           41,000               $   410     7,500      $   75
                              ==========     =========        =========                =======   ======       =====



                                                                UNREALIZED
                                  ADDITIONAL                    GAIN ON
                                  PAID-IN       ACCUMULATED     INVESTMENT
                                  CAPITAL       DEFICIT         SECURITIES          TOTAL
                                  -------       -------         ----------          -----
Balance at
 December 31, 1996             $29,076,838    $(24,315,191)     $    1,307        $5,054,016
Decrease in unrealized
 gain on investment
 securities                            --              --          (1,307)           (1,307)
Shares issued in private
 placements                     4,318,982              --              --         4,323,217
Stock issued for Superior
 acquisition                    4,983,333              --              --         5,000,000
Exercise of stock options           1,110              --              --             1,125
Issuance of common stock
 purchase warrents                    450              --              --               450
Stock options issued
 for services                     156,918              --              --           156,918
Stock issued for
 interest obligation               38,187              --              --            38,438
Conversion of note payable        975,869              --              --           985,765
Net loss                               --       (4,794,304)            --        (4,794,304)
                               ----------      -----------         ------       -----------

Balance at June 30, 1997       39,551,687      (29,109,495)            --        10,764,318
                              ===========      ===========         ======       ===========






                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 1996
                                   (Unaudited)

                                                                                                             Unrealized
                                                   Series A                     Additional                   Gain on
                           Common Stock            Convertible Preferred Stock  Paid-in      Accumulated     Investment
                           Shares      Amount      Shares       Amount          Capital      Deficit         Securities   Total
                           ----------  ------      -------      ------          -----------  -------------   ----------   -----

Balance at
 December 31, 1995          25,196,963  $251,970        --    $       --      $23,094,903    $(16,721,448)   $ 1,142    $ 6,626,567
Decrease in unrealized
 gain on investment
 securities                       --        --          --            --             --              --       (1,125)        (1,125)
Shares issued in
 private placements          1,520,686    15,207   1,178,264     3,461,150      1,376,204            --         --        4,852,561
Conversion of
 preferred stock             1,612,834    16,128  (1,178,264)   (3,461,150)     3,445,022            --         --             --
Costs related to exercise
 of public warrants               --        --          --            --           (3,756)           --         --           (3,756)
Exercise of stock options       95,855       959        --            --            4,616            --         --            5,575
Employee stock and
 stock option grants           117,250     1,172        --            --          557,685            --         --          558,857
Stock options issued for
 services                         --        --          --            --           55,225            --         --           55,225
Stock issued for
 interest obligation            16,411       164        --            --           37,169            --         --           37,333
Net loss                          --        --          --            --             --        (3,287,603)      --       (3,287,603)
                           -----------  --------  ----------  ------------    -----------    ------------    -------    -----------

Balance at June 30, 1996    28,559,999  $285,600        --   $        --      $28,567,068    $(20,009,051)   $    17    $ 8,843,634
                           ===========  ========  ==========  ============    ===========    ============    =======    ===========

     See accompanying notes to unaudited consolidated financial statements.


                                       9




                                  DYNAGEN, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of DynaGen, Inc. and its wholly-owned subsidiaries, Superior Pharmaceutical Company and Able Laboratories, Inc. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. Significant intercompany balances and transactions have been eliminated in consolidation.

         As of December 31, 1996, the Company changed from a fiscal year ending June 30 to a fiscal year ending December 31.

         The results of operations for the interim periods reported are not necessarily indicative of expected results for any future interim period for a full fiscal year. In the opinion of management, all adjustments have been made (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented.

         The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Transition Report on Form 10-K as of December 31, 1996 filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods indicated. The effect of all common stock equivalents have been excluded from the calculation of the weighted average number of common shares outstanding since their inclusion would be anti-dilutive.

3.       INVENTORY

         Inventory at June 30, 1997 consists of the following:

         Raw material                       $  500,250
         Work in-process                       165,320
         Finished goods                      8,211,056
                                            ----------
                                            $8,876,626

                                  DYNAGEN, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997

                                   (Continued)



4.       BUSINESS ACQUISITIONS

         On August 19, 1996, the Company acquired certain assets of Able Laboratories, Inc., consisting primarily of machinery and equipment, raw materials and finished goods inventory, and other assets of the tablet business. The assets were transferred by the Company to a newly formed and wholly-owned subsidiary named Able Laboratories, Inc. ("Able"). The purchase price consisted of $550,000 in cash and acquisition costs of $150,000. The acquisition has been accounted for as a purchase. The Company allocated $313,300 of the purchase price to inventory and $386,700 to property and equipment. The results of operations related to Able have been included with those of the Company since August 19, 1996.

         On June 18, 1997, the Company acquired all of the outstanding  stock of
Superior   Pharmaceutical   Company   (Superior),   a  distributor   of  generic
pharmaceutical products.

         In exchange for the common stock of Superior, the Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three year notes and 1,666,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. DynaGen is obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock after twelve months if its common stock is not trading at an average of at least $3.00 per share for 10 consecutive trading days as reported by the Nasdaq SmallCap Market. If, immediately following the issuance of the additional 1,666,667 shares, DynaGen's common stock is not trading at least $1.50 per share, DynaGen shall pay to the shareholders the difference between $1.50 and the then current trading price of its common stock for each of the 3,333,334 shares held by the Superior shareholders.

DynaGen is obligated to register the shares within eleven months after the closing of the acquisition. The Company also incurred costs of $694,890 related to the acquisition which have been capitalized as additional costs of the acquisition.



The shareholders of Superior may also receive certain incentive payments based on Superior's performance during the three years following the close of the acquisition. Immediately following the closing of the acquisition, DynaGen contributed additional capital of $1,750,000 to Superior.

The acquisition has been accounted for as a purchase. Accordingly, the results of operations of Superior have been included in the consolidated financial statements since the date of acquisition. The preliminary purchase price allocation was based on the estimated fair values at the date of acquisition which resulted in an excess of purchase price over net assets acquired of $14,294,534, which is being amortized on a straight-line basis over 15 years. The preliminary allocation is subject to change because of the incentive payments that may be made to certain shareholders and deferred income taxes.


         Unaudited proforma consolidated operating results for the Company, assuming the acquisition of Able and Superior had been made as of the beginning of the fiscal year for each of the periods presented, are as follows:

                           Six Months Ended              Three Months Ended
                           ----------------              ------------------
                      June 30,          June 30,         June 30,      June 30,
                        1997             1996             1997           1996
                     ---------        ------------     ---------    ------------

Revenues             $ 13,947,426    $ 17,388,413     $ 6,033,363   $ 7,878,340
Net loss             $ (4,335,484)   $ (2,824,684)    $(3,093,359)  $(1,581,012)
Net loss per share   $       (.14)   $       (.11)    $      (.10)         (.06)

The unaudited proforma information is not necessarily indicative either of the actual results of operations that would have occurred had the purchase been made as of the beginning of each of the fiscal periods presented or of future results of operations of the combined companies.


5.       NOTES PAYABLE TO SUPERIOR AQUISITIONS

         In connection with the acquisition of the Superior, the Company issued $5,000,000 in notes payable to the former Superior stockholders. The notes are payable in quarterly installments of principal and interest over three years at an interest rate of 9.5% and are secured by a pledge of Superior Common Stock.

         Amounts payable on the notes over the next three fiscal years are as follows:
                       Year Ended
                       December 31,                     Amount
                       ------------                     ------
                           1997                      $1,250,000
                           1998                       1,666,667
                           1999                       1,666,667
                           2000 ....................    416,666
                                                     ----------
                                                     $5,000,000







                                  DYNAGEN, INC.

6.     FINANCING OF SUPERIOR ACQUISITION

       The following debt and equity financings were arranged to fund the Acquisition of Superior:

         (A) DynaGen obtained senior subordinated debt financing of $3,000,000 from two private investors. Interest on the senior subordinated debt financing is 13.5% annually with interest payable in monthly installments. There is no amortization of the principal amount on the note for the first five years of the note, and principal is paid upon maturity at the end of five years. The loan is made available to DynaGen (as parent) for the acquisition and as working capital for Superior and is secured by a first-lien security interest on the assets of DynaGen, a second-lien security interest on the assets of Superior and a second-lien interest in the pledge of the Superior Stock. DynaGen also issued to the investors warrants to purchase 400,000 shares of Common Stock of DynaGen at an exercise price per share of $.01 exercisable for five years. Under certain circumstances, the two investors may exchange the warrants to buy DynaGen Common Stock for warrants to purchase a 15% of Superior's Common Stock at an exercise price per share of $.01 exercisable until August 31, 2002. In addition, these warrants are subject to certain put features under certain circumstances.

         The proceeds from this financing was allocated to the DynaGen stock warrants, based on their estimated fair value, $702,000. This amount is reflected in the accompanying financial statements as a warrant liability because the warrants are subject to a Put and Substitution Agreement (the Agreement) which gives the holders of the warrants a choice of a cash settlement under certain conditions. The Agreement allows the holders of the Warrants the right and option to sell the Warrants to the company after three years, for $667,000, and after five years, for $1,500,000.

         If the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value, then the puts cannot be exercised.

         The remaining proceeds from this offering $2,298,000 were allocated to the subordinated debt. The debt discount of $702,000 will be amortized, using the interest method, over the term of the debt.

         (B) DynaGen obtained debt financing in the form of a bridge loan of $500,000, from a private investor at an interest rate of 7% per annum and due September 30, 1997, to be used for the maintenance of net worth requirements for Superior's credit facility, working capital for operations of DynaGen and the acquisition. This loan is a non-recourse obligation of DynaGen. Two founders of DynaGen have pledged 1 million shares of DynaGen's Common Stock in order to secure the obligations represented by this bridge loan. In connection with this bridge loan, the Company has issued 150,000 shares of its unregistered Common Stock to Coutts & Co., AG.

         The proceeds from the debt financing allocated to the common stock was $150,000 based on the estimated fair value at June 18, 1997. The balance of the proceeds was allocated to the bridge loan. The debt discount on the bridge loan, $150,000, is being amortized over the life of the loan.

         (C) DynaGen obtained equity financing in the form of the sale to twelve accredited investors of 41,000 shares of DynaGen's Series A Preferred Stock and warrants to purchase 328,000 shares of Common Stock at an aggregate purchase price of $4,100,000. The Series A Preferred Stock has a stated dividend of five dollars ($5.00) per share per annum. DynaGen is obligated to register the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants within 90 days after the closing of the Acquisition. The exercise price of the warrants will be 120% of the average closing bid price of DynaGen's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Securities and Exchange Commission declares effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants. The holders of Series A preferred Stock have certain rights of first refusal on future equity financings.

         The Series A preferred stock may be converted into common stock at a conversion price equal to the lesser of 120% of the average closing bid price, as defined (the Series A Effective Price) and discounted percentages of the Series A Effective Price ranging from 80% to 74%, based on a schedule of the number of days after the issuance date that the conversion takes place.

         All shares of the Series A preferred stock will be automatically converted to common stock two years from the issue date.



         (D) DynaGen obtained equity financing in the form of the sale of 7,500 shares of DynaGen's Series B Preferred Stock and 225,000 shares of DynaGen's Common Stock at an aggregate purchase price of $750,000 to a private investor. The Series B Preferred Stock has a stated dividend of seven dollars ($7.00) per share per annum. Upon liquidation, the Series B Preferred Stock ranks junior to the Series A Preferred Stock. DynaGen is obligated to register the 225,000 shares of Common Stock issued and the shares of Common Stock issuable upon conversion of the Series B Preferred Stock within 150 days after the closing of the acquisition.

         The Series B preferred stock may be converted into Common Stock at a conversion price equal to the lesser of 125% of the average closing bid price, as defined (the "Series B Effective Price") of and discounted percentages of the Series B Effective Price ranging from 80% to 75%, based on a schedule of the number of days after the issuance date that the conversion takes place.

         All shares of the Series B preferred stock will be automatically converted to common stock two years from the issued date.


7.       NOTES PAYABLE - BANK

         Superior obtained a secured revolving line of credit of up to $9,000,000 from Huntington National Bank to provide working capital for its general operations. The availability of advances under the line of credit is subject to a borrowing base consisting of the sum of (1) 80% of Superior's eligible accounts receivable, as defined, plus (2) 60% of Superior's eligible inventory, as defined.

         The advances under the line are secured by a first-lien security interest in all of the assets of Superior and are guaranteed by DynaGen, as parent of Superior. Superior may draw on the line of credit until April 5, 1998. Interest on advances under the line of credit are based on the prime lending rate or LIBOR plus 2% (7.8% at June 30, 1997.

8.   LONG-TERM DEBT

Long-term debt consists of the following:
     Notes payable Superior Acqusition            $5,000,000
     Senior subordinated debt                      2,321,898
     Bridge loan                                     375,000
     Convertible                                     535,000
                                                     -------
                                                   8,231,898


Loss: current maturities                          (2,576,667)
     Long-term debt.                              $5,655,231




            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully develop, test, produce and market its proposed products; obtain governmental approvals in a timely manner; identify and attract marketing partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection or otherwise over the Company's proprietary technology; protect itself from product liability risks or limitations imposed due to potential health care reform; raise capital for future operations and commercialization of its products; integrate the products and personnel the
Company acquired in the acquisition of Able Laboratories, Inc. ("Able"), Superior Pharmacutical Company ("Superior") and any future acquisitions; and successfully respond to technological changes in the marketplace. Specifically, regulatory approvals of the Company's products are subject to factors beyond the Company's control, and there can be no assurance that such approvals will not be delayed or ultimately denied. The Company will need to attract marketing partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners. Additional information on potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission, including without limitation its Form 10-K for the period ended December 31, 1996.


                              RESULTS OF OPERATIONS


RECENT ACQUISITIONS

         On August 19, 1996, the Company acquired the tablet manufacturing business of Able, a generic pharmaceutical product subsidiary of Alpharma, Inc. On June 18, 1997, the Company acquired all of the outstanding shares of Superior, a distributor of generic pharmaceutical products. These acquisitions have been accounted for using the "purchase" method of accounting. As a result, the results of operations for the three and six month periods ended June 30, 1997 reflect a full three and six months of operations, respectively, for Able, and reflect twelve days of operations for Superior for the three and six months ended June 30, 1997. The results of operations for the three and six months ended June 30, 1996 do not reflect any operations of Able or Superior.


                     THREE-MONTH PERIOD ENDED JUNE 30, 1997
          AS COMPARED WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 1996

         Revenues in the second quarter of the year ending June 30, 1997 were $1,280,000 versus $95,000 for the second quarter of the year ended June 30, 1996. This increase of $1,185,000 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Able and Superior.

         Cost of sales exceeds product sales for the second quarter of Fiscal 1997 due to the low production levels at Able during the second quarter of Fiscal 1997 which did not support fixed manufacturing costs required at the facility.

         Research and development expenses for the second quarter of Fiscal 1997 were $1,159,000 versus $1,230,000 for the same period as Fiscal 1996, a decrease of $71,000. This decrease is partially to offset an increase in therapeutic product development costs of $900,000. Research and development efforts are primarily attributable to the Company's breast biopsy technology and other technologies in an early stage of development. In addition, the Company is expending development efforts towards generic pharmaceuticals.

         Selling, general and administrative expenses for the second quarter of Fiscal 1997 were $1,067,000 versus $616,000 for the same period as Fiscal 1996, and increase of $45,000. This increase is primarily attributable to acquisition and business development costs and the inclusion, in Fiscal 1997, of selling, general and administrative costs of the Company's subsidiary operations at Able and Superior.

         Investment income decreased by $130,000 from $147,000 to $17,000 for the second quarter of Fiscal 1997 as compared to the same period as Fiscal 1996, respectively, as the Company had less funds available for investment. In the second quarter of 1997, the Company incurred interest expense of $102,000 and amortized debt financing costs of $18,000 associated with debt financing for the Superior acquisition.



                      SIX-MONTH PERIOD ENDED JUNE 30, 1997
           AS COMPARED WITH THE THREE-MONTH PERIOD ENDED JUNE 30, 1996

         Revenues for the six months ended June 30, 1997 ("Fiscal 1997") were $1,834,000 versus $223,000 for the six months ended June 30, 1996 ("Fiscal 1996"). This increase of $1,611,000 is primarily the result of generic pharmacuetical product sales by the Company's wholly-owned subsidiaries, Able and Superior.

         Cost of sales exceeded product sales for the first half of Fiscal 1997 since production at Able during the first half of Fiscal 1997 did not support the minimum level of fixed manufacturing costs required at the facility.

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         Research and development expenses for the first half of Fiscal 1997 were $1,647,000 versus $2,081,000 for the same period as fiscal 1996, a decrease of $434,000. Research and developement efforts are primarily attributable to the Company's breast biopsy technology and other technologies in an early stage of development. In addition, product development efforts towards new generic pharmaceuticals.

         Selling, general and administrative expenses for the first half of Fiscal 1997 were $2,249,000 versus $1,496,000 for the same period as Fiscal 1996 an increase of $753,000. Selling, general and administrative expenses increased in the following areas: product marketing and support - $108,000 (the increase in product marketing and support is attributable to marketing efforts for the Company's of NicCheck(R) Iproduct, public relations - $22,000 patent expense - $57,000. These increases were offset by a net decrease of $168,000 in other operating expenses primarily related to acquisitions and business development project.

         Investment income decreased by $147,000 from $256,000 to $109,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 1996, respectively, as the Company had less funds available for investment during the six months ended June 30, 1997. In the six months ended June 30, 1997, the Company incurred interest expense of $116,000 and amortized debt financing costs of $18,000 both associated with private debt financing for the Superior acquisition.


                                  DYNAGEN, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had working capital of $324,646 versus working capital of $5,502,295 at December 31, 1996. Cash and investment securities were $576,881 at June 30, 1997 as compared to $5,117,000 at December 31, 1996. Working capital and cash were used primarily for research and development and to fund Able and its operations during the quarter.

         On June 18, 1997 the Company acquired all of the outstanding shares of Superior (the "Superior Acquisition"), a privately-held distributor of generic pharmaceutical products, for purchase price of $ 6.25 million in cash, $5 milliom in three-year notes and 1,666,667 shares of the Company's Common Stock. The shareholders may also receive certain cash incentive payments based on Superior's performance during the three years following the close of the transaction. In addition, the Company assumed the existing debt of Superior, consisting principally of an asset-based line of credit and trade payables. Immediately following the closing of the Superior Acquisition, the Company contributed $1.75 million to the working capital of Superior.

         The Company has incurred significant losses since inception. To date, the Company has financed current operations primarily through private and public sale of equity as well as the private sale of dept. In August 1997, the Company raised approximately $150,000 through the private sale of its equity. The Company is presently negotiating the sale to a third party of an additional $3.0 million of its equity. If the Company is able to secure this financing, management anticipates that the available working capital will be sufficient to fund current level of operations, including the Able and Superior businesses, through June 1998. There can be no assurance, however, that the Company will be able to secure this financing or that such financing will be available on favorable terms. The survival of the Company is dependent on its ability to obtain this and additional financing and to generate revenue from sales of its products. If the Company is usable to obtain additional financing, the Company will be unable to maintain its current level of operations and will be required to reduce or eliminate most expenditures relating to its business.

         In order to finance the Superior Acquisition, the Company obtained (i) senior subordinated debt financing of $3.0 million, (ii) a bridge loan of $500,000 and (iii) equity financings totalling $4.85 million.



                                  DYNAGEN, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)

         While the acquisition of Able has increased the Company's revenues, the acquisition has also increased costs and expenses, capital expenditures and net cash used for operating activities. The Company intends to fund Able operations until it becomes self-supporting. The Company continues to pursue additional sources of capital in order to fund the growth of the Able generic drug business and its product development efforts. The Able financing may take the form of a line of credit or equipment notes or leases. There can be no assurance that the Company will be able to secure additional financing for the Able business or its continued product development efforts or that financing will be available on favorable terms. If the Company is unable to obtain such additional financing, the Company's ability to maintain its current level of operations would be materially and adversely affected and the Company will be required to reduce or eliminate certain expenditures, including its research and development activity with respect to certain proposed products.


                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION
          -------------------------------------------------------------

Item 2.           Changes in Securities

                  a.       Not applicable.

                  b.       Not applicable.

                           On April29, 1997, the Company issued a warrant to acquire 500,000 shares of its Common Stock at an exercise price of $.05 per share. This warrant was issued in connection with a Product Developement Agreement between the Company and Kali. The warrant was issued in a private transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the" Securities Act").

                  c. On May 1, 1997, the Company issued 8,271 shares of its Common Stock to GFL Performance Fund Limited in payment of $10,700 in interest due on the Company's Convertible Note dated February 7, 1996. The shares were issued in a private transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act.

                           On June 18, 1997, the Company issued 1,666,667 shares of its Common Stock to Eric Hagerstrand, Dennis Smith and Thomas Canning, who were the stockholders (the "Stockholders") of Superior Pharmaceutical Company ("Superior"), as partial consideration for the acquisition of all of the outstanding stock of
                           Superior. The shares were issued in a private transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act.

                           On June 18, 1997, the Company issued Secured Promissory Notes due June 30, 2000, in the aggregate amount of $5,000,000, to the Stockholders as partial consideration for the acquisition of all the outstanding stock of Superior. The notes were issued in a private transaction not involving a public offering pursuant to Section 4(2) of the Securities Act.

                           On  June  18,  1997,   the  Company   issued  Secured
                           Promissory Notes due August 31, 2002, in the aggregate amount of $3,000,000 (the "Sirrom Notes"), to Sirrom Capital Corporation ("Sirrom") and Odyssey Investment Partners, L.P. ("Odyssey"). The Sirrom Notes were issued in a private transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act.

                           On June 18,  1997,  the Company also issued to Sirrom
                           and  Odyssey,   as  partial   consideration  for  the
                           $3,000,000 loan represented by the Sirrom Notes,

                                  DYNAGEN, INC.

                     PART II. OTHER INFORMATION (Continued)
          -------------------------------------------------------------

                           Stock Purchase Warrants to purchase an aggregate of 400,000 shares of the Company's Common Stock at an exercise price per share of $.01, which warrants are exercisable for five years. The warrants were issued in a private transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act.

                           On June 18, 1997, the Company issued 150,000 shares of its Common Stock to Coutts & Co., AG as partial consideration for a loan in the amount of $500,000. The shares of Common Stock were issued in a private transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act.

                           On June 18, 1997, the Company issued 41,000 shares of its Series A Preferred Stock, $.01 par value per share, and Common Stock Purchase Warrants to purchase an aggregate of 328,000 shares of Common Stock to twelve accredited investors for an aggregate purchase price of $4,100,000. The Company is obligated to register under the Securities Act the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants within 90 days after June 18, 1997. The Series A Preferred Stock is convertible into Common Stock at the lesser of (i) 120% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Securities and Exchange Commission (the "Commission") declares effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants or (ii) a discount on the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Series A Preferred Stock is converted. The exercise price of the warrants will be 120% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common

                                  DYNAGEN, INC.

                     PART II. OTHER INFORMATION (Continued)
          -------------------------------------------------------------

                           Stock is then traded) for the five trading days immediately preceding the date on which the Commission declares effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants. The warrants are exercisable for two years. The Series A Preferred Stock and warrants were issued pursuant to Regulation D under the Securities Act.

                           On June 18, 1997, the Company issued 7,500 shares of its Series B Preferred Stock, $.01 par value per share, and 225,000 shares of its Common Stock to Julius Baer Securities Inc. as agent for certain non-U.S. persons, for an aggregate purchase price of $750,000. The Company is obligated to register under the Securities Act the 225,000 shares of Common Stock issued and the shares of Common Stock issuable upon conversion of the Series B Preferred Stock within 150 days after June 18, 1997. The Series B Preferred Stock is convertible into Common Stock at the lesser of (i) 125% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Commission declares effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series B Preferred Stock or (ii) a discount on the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Series B Preferred Stock is converted. The Series B Preferred Stock and the shares of Common Stock were issued pursuant to Regulation D under the Securities Act.


                                  DYNAGEN, INC.

                     PART II. OTHER INFORMATION (Continued)
          -------------------------------------------------------------

Item 6.           Exhibits and Reports on Form 8-K

         (a)      List of Exhibits:

                  The following exhibits, required by Item 601 of Regulation S-K, are filed as pat of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit
  No.                              Description of Exhibit
  ---                              ----------------------

3a Certificate of Designations, Preferences and Rights of Series A Preferred Stock of DynaGen (filed as Exhibit 4.13 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

3b Certificate of Designations, Preferences and Rights of Series B Preferred Stock of DynaGen (filed as Exhibit 4.17 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4a Registration Rights Agreement dated June 18, 1997 among DynaGen and Eric Hagerstrand, Dennis Smith and Thomas Canning (filed as Exhibit 4.1 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4b Secured Promissory Note dated June 18, 1997 issued by DynaGen to Eric C. Hagerstrand (filed as Exhibit 4.2 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4c Secured Promissory Note dated June 18, 1997 issued by DynaGen to Dennis B. Smith (filed as Exhibit 4.3 to DynaGen's Current Report on Form 8-K dated June 18, 1997).


4d Secured Promissory Note dated June 18, 1997 issued by DynaGen to Thomas L. Canning (filed as Exhibit 4.4 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4e Pledge Agreement dated June 18, 1997 among DynaGen and Eric Hagerstrand, Dennis Smith and Thomas Canning (filed as Exhibit
                  4.5 to DynaGen's Current Report on Form  8-K dated June 18,
                  1997).

                                  DYNAGEN, INC.

                     PART II. OTHER INFORMATION (Continued)
          -------------------------------------------------------------

Exhibit
  No.                              Description of Exhibit
  ---                              ----------------------

4f Secured Promissory Note dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.6 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4g Secured Promissory Note dated June 18, 1997 issued by DynaGen to Odyssey (filed as Exhibit 4.7 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4h Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.8 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4i Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Odyssey (filed as Exhibit 4.9 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4j Pledge and Security Agreement dated June 18, 1997 between DynaGen and Sirrom (filed as Exhibit 4.10 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4k Subordinated Note dated June 18, 1997 issued by DynaGen to Coutts & Co. AG (filed as Exhibit 4.11 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4l Bridge Financing Purchase Agreement dated June 16, 1997 between DynaGen and Coutts & Co. AG (filed as Exhibit 4.12 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4m Securities Purchase Agreement dated June 16, 1997 among DynaGen and the purchasers of Series A Preferred Stock (filed as Exhibit 4.14 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4n Registration Rights Agreement dated June 16, 1997 among DynaGen and the purchasers of Series A Preferred Stock (filed as Exhibit 4.15 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4o Form of Common Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to the purchasers of Series A Preferred Stock (filed as Exhibit 4.16 to DynaGen's Current Report on Form 8-K dated June 18, 1997).


                                  DYNAGEN, INC.

                     PART II. OTHER INFORMATION (Continued)
          -------------------------------------------------------------

Exhibit
  No.                              Description of Exhibit
  ---                              ----------------------

4p Securities Purchase Agreement dated June 17, 1997 between DynaGen and Julius Baer Securities Inc. as agent for certain non-U.S. persons (filed as Exhibit 4.18 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4q Registration Rights Agreement dated June 17, 1997 between DynaGen and Julius Baer Securities Inc. as agent for certain non-U.S. persons (filed as Exhibit 4.19 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4r Stock Purchase Warrant dated June 18, 1997 issued by Superior to Sirrom (filed as Exhibit 4.20 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4s Stock Purchase Warrant dated June 18, 1997 issued by Superior to Odyssey (filed as Exhibit 4.21 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4t Revolving Note dated June 18, 1997 issued by Superior to Huntington National Bank (filed as Exhibit 4.22 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

4u Common Stock Purchase Warrant dated April 29, 1997 issued by Dynagen to Kali Laboratories, Inc. (filed herewith).

10a Loan Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.1 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

10b Security Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.2 to DynaGen's Current Report on Form 8-K dated June 18 ,1997).

10c Amended and Restated Loan and Security Agreement dated June 18, 1997 among Huntington National Bank, Superior and DynaGen (filed as Exhibit 99.3 to DynaGen's Current Report on Form 8-K dated June 18, 1997).

10d               Continuing Guaranty Unlimited dated June 18, 1997 from DynaGen
                  to  Huntington   National  Bank  (filed  as  Exhibit  99.4  to
                  DynaGen's Current Report on Form 8-K dated June 18, 1997).

10e Commercial Lease Agreement dated March 9, 1995 between SPC Properties Limited and Superior (filed herewith).

10f Amendment, Estoppel and Consent Agreement dated June 18, 1997 between SPC Properties Limited and Superior (filed herewith).

27 Financial Data Schedule (filed herewith in electronic format only).









                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           DYNAGEN, INC.



                           By:  /s/ Indu A. Muni
                              ----------------------------------------
                              Indu A. Muni, Ph.D.
                              President, Chief Executive Officer, and
                              Treasurer (Principal Executive, Financial, and Accounting Officer)








Date:  August 14, 1997


                                       30