Form 10-Q
period 1997-09-30
DYNAGEN INC
filed 1997-11-14
CIK 857171

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997; or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ____________________


Commission File Number 1-11352



                                    DynaGen, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                04-3029787
  --------------------------------          -------------------------------

  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                               840 Memorial Drive
                               Cambridge, MA 02139
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 491-2527
              ---------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    -------          -----


As of November 12, 1997, there were outstanding 33,685,664 shares of common stock, $.01 par value per share.








                                  DYNAGEN, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                   ----------

                                TABLE OF CONTENTS



Facing Page                                                                  1

Table of Contents                                                            2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                   Condensed Consolidated Balance Sheets                     3
                   Condensed Consolidated Statements of Loss                 5
                   Condensed Consolidated Statements of Changes
                    in Stockholders' Equity                                  7
                   Condensed Consolidated Statements of Cash Flows           9
                   Notes to Unaudited Consolidated Financial Statements     11

         Item 2.  Management's Discussion and Analysis                      16
                  of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities                                     18
         Item 5.  Other Information                                         20
         Item 6.  Exhibits and Reports on Form 8-K                          20

SIGNATURES                                                                  22






(*) The financial information at December 31, 1996 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                              September 30,    December 31,
                                                                                  1997            1996
                                                                                  ----            ----
Current assets:
         Cash and cash equivalents
          (including interest-bearing
          deposits of $1,835,000 at December 31, 1996)                         $    32,145      $ 2,112,300
         Investment securities available for sale at fair value                       --          3,004,700
         Accounts receivable, net of allowance for
          doubtful accounts of $71,429 at September 30, 1997                     3,207,355          261,932
         Rebates                                                                   627,180             --
         Inventory (Note 3)                                                      8,201,045          451,883
         Notes receivable                                                          185,000          185,000
         Prepaid expenses and other current assets                                 215,290          295,613
                                                                               -----------      -----------

            Total current assets                                                12,468,015        6,311,428
                                                                               -----------      -----------

Property and equipment, net of accumulated depreciation
and amortization of $488,640 and $337,813                                        1,676,506          673,969
                                                                               -----------      -----------

Other assets:
         Goodwill, net of accumulated amortization of $277,949                  14,016,585             --
         Patents and trademarks, net of accumulated amortization
         of $83,907 and $65,639                                                    247,572          265,840
         Deferred debt financing costs, net of accumulated
         amortization of $81,046 and $119,039                                      411,439          119,039
         Deposits                                                                  292,873           92,873
                                                                               -----------      -----------

            Total other assets                                                  14,968,469          477,752
                                                                               -----------      -----------

                                                                               $29,112,990      $ 7,463,149
                                                                               ===========      ===========




     See accompanying notes to unaudited consolidated financial statements.



                                  DYNAGEN, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                               September 30,    December 31,
                                                                                    1997            1996
                                                                                    ----            ----

Current liabilities:
  Bank overdraft                                                                 $   844,509      $        -
  Current maturities of long term debt                                             2,701,669               -
  Loan payable - bank                                                              5,270,890               -
  Accounts payable                                                                 3,929,707             712,239
  Accrued payroll and payroll taxes                                                  349,389              96,894
                                                                                 -----------      --------------

                  Total current liabilities                                       13,096,164             809,133

Warrant put liability                                                                725,821               -
Long term debt                                                                     5,245,627           1,600,000
                                                                                 -----------      --------------

                  Total liabilities                                               19,067,612          2,409,133
                                                                                ------------      --------------

Stockholders' equity:
  Preferred  stock,  $.01 par  value,  10,000,000  shares  authorized:
   Series A  convertible, 50,000 shares authorized, 45,150 shares
      issued and outstanding, (liquidation value - $4,515,000)                           452                  -
    Series B convertible, 7,500 shares authorized, issued
      and outstanding, (liquidation value - $747,750)                                     75                  -
     Series C convertible, 7,500 shares authorized, issued
      and outstanding, (liquidation value - $750,000)                                     75                  -
   Series D convertible, 60,000 shares authorized, none issued and
     outstanding                                                                          -                   -
   Common stock, $.01 par value, 75,000,000 shares authorized,
      33,510,114 and 29,106,231 shares issued and outstanding                        335,101             291,062
  Additional paid-in capital                                                      41,637,570          29,076,838
  Accumulated deficit                                                            (31,927,895)        (24,315,191)
                                                                                  ----------       -------------
                                                                                  10,045,378           5,052,709
  Unrealized gain on investment securities                                                -                1,307
                                                                                  ----------       -------------

                  Total stockholders' equity                                      10,045,378           5,054,016
                                                                                 -----------       -------------

                                                                                $ 29,112,990        $  7,463,149
                                                                                ============        ============






     See accompanying notes to unaudited consolidated financial statements.


                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)



                                                                             Three Months Ended
                                                                             ------------------
                                                                         September 30,    September 30,
                                                                             1997              1996
                                                                          -----------      -----------

Revenues:
         Product sales                                                   $  5,571,779     $     58,693
         Fees and royalties                                                    38,086             --
                                                                         ------------     ------------

          Total revenues                                                    5,609,865           58,693
                                                                         ------------     ------------

Costs and expenses:
         Cost of sales                                                      4,644,546           25,313
         Research and development                                             723,143          760,062
         Selling, general and administrative                                2,546,360        1,072,573
                                                                         ------------     ------------

          Total costs and expenses                                          7,914,049        1,857,948
                                                                         ------------     ------------

          Operating loss                                                   (2,304,184)      (1,799,255)
                                                                         ------------     ------------

Other income (expense):
         Investment income, net                                                 3,136           95,547
         Interest expense                                                    (488,359)         (40,000)
         Amortization of debt financing costs                                 (28,995)         (34,338)
                                                                         ------------     ------------

          Other income (expense), net                                        (514,218)          21,209
                                                                         ------------     ------------

          Net loss                                                       $ (2,818,402)    $ (1,778,046)
                                                                         ============     ============

Net loss per share                                                       $       (.09)    $       (.06)
                                                                         ============     ============

Weighted average shares outstanding (Note 2)                               32,463,119       28,616,450
                                                                         ============     ============





     See accompanying notes to unaudited consolidated financial statements.


                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)




                                                                        Nine Months Ended
                                                                        -----------------
                                                                 September 30,      September 30,
                                                                      1997              1996
                                                                -----------------    -----------

Revenues:
         Product sales                                           $  7,355,636       $    221,583
         Fees and royalties                                            88,744             60,000
                                                                 ------------       ------------

          Total revenues                                            7,444,380            281,583
                                                                 ------------       ------------

Costs and expenses:
         Cost of sales                                              7,352,213             93,155
         Research and development                                   2,369,821          2,841,586
         Selling, general and administrative                        4,795,008          2,568,665
                                                                 ------------       ------------

          Total costs and expenses                                 14,517,042          5,503,406
                                                                 ------------       ------------

          Operating loss                                           (7,072,662)        (5,221,823)
                                                                 ------------       ------------

Other income (expense):
         Investment income, net                                       112,170            351,741
         Interest expense                                            (604,846)          (103,999)
         Amortization of debt financing costs                         (47,366)           (91,568)
                                                                 ------------       ------------

          Other income (expense), net                                (540,042)           156,174
                                                                 ------------       ------------

          Net loss                                               $ (7,612,704)      $ (5,065,649)
                                                                 ============       ============

Net loss per share                                               $       (.25)      $       (.19)
                                                                 ============       ============

Weighted average shares outstanding (Note 2)                       30,959,820         27,364,110
                                                                 ============       ============





     See accompanying notes to unaudited consolidated financial statements.


                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 1997
                                   (Unaudited)





                                                           Convertible Preferred Stock
                                                   ---------------------------------------------
                               Common Stock          Series A          Series B         Series C
                               ------------         --------          --------          --------

                            Shares     Amount     Shares   Amount   Shares   Amount  Shares   Amount
                            ------     ------     ------   ------   ------   ------  ------   ------

Balance at
 December 31, 1996         29,106,231  $291,062      -     $  -         -     $   -      -     $ -
Decrease in unrealized
 gain on investment
 securities                    -            -        -        -         -         -      -       -
Shares issued in private
 placements                 1,475,000    14,750   45,950     460       7,500      75   7,500    75
Stock issued for Superior
 acquisition                1,666,667    16,667      -        -         -         -      -       -
Exercise of stock options       1,500        15      -        -         -         -      -       -
Issuance of common stock
 purchase warrants                -         -        -        -         -         -      -       -
Stock options and warrants
issued for services               -         -        -        -         -         -      -       -
Stock issued for
 interest obligation          38,633        386      -        -         -         -      -       -
Conversion of note
 payable                     989,594      9,896      -        -         -         -      -       -
Conversion of
 Preferred stock
 and stock dividend          232,489      2,325     (800)     (8)       -         -      -        -
Net loss                          -          -       -        -         -         -      -        -
                          ----------   --------   ------    ----      -----      ---    ----      ---
Balance at
 September 30, 1997       33,510,114   $335,101   45,150    $452      7,500      $75    7,500     $75
                          ==========   ========   ======    ====      =====      ===    ====      ===






                                                         Unrealized
                             Additional                   Gain on
                             Paid-in      Accumulated   Investment
                             Capital      Deficit       Securities   Total
                             ----------- -------------  ----------   -----


 Balance at                 $29,076,838    $(24,315,191) $ 1,307  $5,054,016
  December 31, 1996
 Decrease in unrealized
  gain on investment              -               -       (1,307)     (1,307)
  securities
 Shares issued in private     5,825,390           -          -      5,840,750
  placements
 Stock issued for Superior    4,983,333           -          -      5,000,000
  acquisition                     1,110           -          -          1,125
 Exercise of stock options
 Issuance of common stock           450           -          -            450
  purchase warrants
 Stock options and warrants     728,145           -          -        728,145
 issued for services
 Stock issued for                48,752           -          -         49,138
  interest obligation
 Conversion of note             975,869           -          -        985,765
  payable
 Conversion of
  Preferred stock                (2,317)          -          -           -
  and stock dividend              -               -          -           -
Net loss                          -         (7,612,704)      -     (7,612,704)
                           ----------          --------    ------ -----------
Balance at                 $41,637,570     $(31,927,895)  $  -    $10,045,378
  September 30, 1997       ===========     ============    ====== ===========












     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 1996
                                   (Unaudited)




                                                          Convertible
                                                        Preferred Stock
                                                       ----------------                                      Unrealized
                                   Common Stock            Series A           Additional                     Gain on
                                -------------------    ------------------     Paid-in      Accumulated       Investment
                                Shares      Amount     Shares     Amount      Capital      Deficit           Securities   Total
                                ------      ------     ------     ------      ----------- --------------     ----------   -----

Balance at December 31, 1995  25,196,963   $251,970      -        $   -       $23,094,903   $(16,721,448)    $   1,142  $6,626,567
Increase in unrealized
 gain on investment
 securities                      -            -          -            -            -              -              1,287       1,287
Shares issued in private
 placements                    1,520,686     15,207   1,178,264     3,461,150   1,376,204         -               -      4,852,561
Conversion of preferred
 stock                         1,612,834     16,128  (1,178,264)   (3,461,150)  3,445,022         -               -           -
Costs related to exercise of
 public warrants                 -            -          -            -            (3,756)        -               -         (3,756)
Exercise of stock options        176,672      1,767      -            -            19,558         -               -         21,325
Employee stock and stock
 option grants                   117,250      1,172      -            -           557,685         -               -        558,857
Stock options issued for
 services                        -            -          -            -            78,875         -               -         78,875
Stock issued for
 interest obligation              37,057        370      -            -            76,963         -               -         77,333
Net loss                         -            -          -            -            -          (5,065,649)         -     (5,065,649)
                              ----------   --------     -------      ---       ------------   ------------     ------    ----------
Balance at September 30,
 1996                         28,661,412   $286,614      -         $  -      $ 28,645,454   $(21,787,097)       $2,429  $7,147,400
                              ==========   ========     =======      ===       ============   ============        ======  ==========




     See accompanying notes to unaudited consolidated financial statements.


                                  DYNAGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                          September 30,         September 30,
                                                                              1997                   1996
                                                                       --------------------      -------------

Cash flows from operating activities:
  Net loss                                                                 $ (7,612,704)           $ (5,065,649)
  Adjustments to reconcile net loss to net cash used for
  operating activities:
         Stock option and warrants issued for services                          728,145                  23,650
         Employee stock and stock option grants                                    --                   558,857
         Depreciation and amortization                                          494,411                 147,263
         Amortization and accretion of (discounts) premiums
         on investment securities                                               (10,152)               (134,196)
         Amortization and accretion of loan discount and
           Warrant put liability                                                 54,784                    --
         Stock issued for interest obligation                                    49,138                  77,333
           Write-off of patent costs                                               --                    41,852
  (Increase) decrease in operating assets:
         Accounts receivable                                                   (390,132)                 24,974
         Prepaid expenses and other current assets                              112,982                (502,496)
         Inventory                                                             (358,105)                (66,818)
         Rebates                                                               (128,876)                   --
  Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                               2,315,208                 399,100
          Deferred revenue                                                         --                   (68,228)
                                                                           ------------            ------------

                  Net cash used for operating activities                     (4,745,301)             (4,564,358)
                                                                           ------------            ------------

Cash flows from investing activities:
  Acquisition of Superior                                                    (6,878,463)                   --
  Acquisition of Able                                                              --                  (700,000)
  Purchase of investment securities                                          (1,186,455)            (26,543,490)
  Proceeds from sales and maturities of investment securities                 4,200,000              24,175,257
  Purchase of property and equipment                                           (783,268)                (37,420)
  Patent and trademark costs                                                       --                   (39,744)
  Increase in deposits                                                         (200,000)                (65,895)
  Increase in notes receivable                                                     --                   (75,000)
                                                                           ------------            ------------
                  Net cash used for investing activities                     (4,848,186)             (3,286,292)
                                                                           ------------            ------------
Cash flows from financing activities:
         Net proceeds from exercise of
          stock warrants and options                                              1,125                  17,569
         Net proceeds from issuance of common
          stock and warrants                                                    854,250               4,852,561
         Net proceeds from preferred stock                                    5,790,052               1,725,295
         Net proceeds from private debt placement                             2,696,898                    --
         Increase in deferred financing costs                                  (419,002)                   --
         Net repayments, notes payable-bank                                  (1,837,833)                   --
         Repayments of long-term debt                                          (416,667)                   --
         Bank overdraft                                                         844,509                    --
                                                                           ------------            ------------
                  Net cash provided by financing activities                   7,513,332               6,595,425
                                                                           ------------            ------------


     See accompanying notes to unaudited consolidated financial statements.



                                  DYNAGEN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                             -----------------
                                                                                         September 30,   September 30,
                                                                                             1997             1996
                                                                                       ---------------   ------------



Net change in cash and cash equivalents                                                    (2,080,155)      (1,255,225)
Cash and cash equivalents at beginning of year                                              2,112,300        1,765,604
                                                                                        -------------    -------------

Cash and cash equivalents, end of period                                               $       32,145    $     510,379
                                                                                       ==============    =============

Supplemental cash flow information:
         Conversion of preferred stock to common stock                                 $        2,325    $  3,461,150
         Conversion of convertible notes into common stock                             $    1,065,000    $       -
         Interest paid                                                                 $      549,527    $     77,332
Schedule of non cash investing and financing  activities:  On June 18, 1997, the
Company  purchased all of the common stock of Superior  Pharmaceutical  Company,
Inc. for  $16,250,000.  In connection with the  acquisition,  non cash financing activities, liabilities assumed and goodwill were as follows:
         Fair value of assets acquired                                                   $10,913,834
         Cash paid for common stock                                                       (6,250,000)
         Fair value of common stock issued                                                (5,000,000)
         Note payable issued                                                              (5,000,000)
         Liabilities assumed                                                              (8,263,478)
                                                                                         -----------
         Goodwill (exclusive of other acquisition costs
         of $694,890)                                                                    $13,599,644
                                                                                         ===========






     See accompanying notes to unaudited consolidated financial statements.




                                  DYNAGEN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997



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

         The results of operations for the interim periods reported are not necessarily indicative of expected results for any future interim period or for a full fiscal year. In the opinion of management, all adjustments have been made (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results for the interim periods presented.

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

3.       INVENTORY

Inventory at September 30, 1997 consists of the following:

         Raw material               $  412,126
         Work in-process               221,059
         Finished goods              7,567,860
                                    ----------
                                    $8,201,045








                                  DYNAGEN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

                                   (Continued)


4.       BUSINESS ACQUISITIONS

         On August 19, 1996, the Company acquired certain assets of Able Laboratories, Inc. ("Able"). The purchase price consisted of $550,000 in cash and acquisition costs of $150,000. The acquisition has been accounted for as a purchase. The results of operations related to Able have been included with those of the Company since August 19, 1996.

         On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three year notes and 1,666,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. DynaGen is obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock after twelve months if its common stock is not trading at an average of at least $3.00 per share for 10 consecutive trading days. If, immediately following the issuance of the additional 1,666,667 shares, DynaGen's common stock is not trading for at least $1.50 per share, DynaGen shall pay to the shareholders the difference between $1.50 and the then current trading price of its common stock for each of the 3,333,334 shares. DynaGen is obligated to register the shares within eleven months after the closing of the acquisition.

         The former shareholders of Superior, who remain as senior management at Superior, may also receive certain incentive payments based on Superior's performance during the three years following the close of the acquisition. Immediately following the closing of the acquisition, DynaGen contributed additional capital of $1,750,000 to Superior.

         The  Superior  acquisition  has  been  accounted  for  as  a  purchase.
Accordingly, the results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The preliminary purchase price allocation was based on the estimated fair values at the date of acquisition which resulted in an excess of purchase price over net assets acquired of $14,294,534, which is being amortized on a straight-line basis over 15 years. The preliminary allocation is subject to change because of the incentive payments that may be made to certain shareholders and deferred income taxes. The Company capitalized costs of $694,890 related to the acquisition.

         Unaudited proforma consolidated operating results for the Company, assuming the acquisitions of Able and Superior had been made as of the beginning of the fiscal year for each of the periods presented, are as follows:

                     Nine Months Ended             Three Months Ended
                       September 30,                  September 30,
                   1997             1996           1997            1996
                  ------          --------        --------       ---------

Revenues       $ 19,557,291     $ 24,825,713   $  5,609,865     $ 8,280,819
Net loss       $ (8,517,250)    $ (5,698,709)  $ (2,818,402)    $(1,682,102)
Net loss
  per share    $       (.25)    $       (.19)  $       (.09)    $      (.05)

The unaudited proforma information is not necessarily indicative either of the actual results of operations that would have occurred had the purchases been made as of the beginning of each of the fiscal periods presented or of future results of operations of the combined companies.



                                  DYNAGEN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

                                   (Continued)

5.       NOTES PAYABLE - SUPERIOR ACQUISITION

         In connection with the acquisition of Superior, the Company issued $5,000,000 in notes payable to the former Superior stockholders. The notes are payable in quarterly installments of principal and interest over three years at an interest rate of 9.5% and are secured by a pledge of Superior Common Stock.

         As of September 30, 1997, amounts payable on the notes over the next three fiscal years are as follows:

                       Year Ended
                       December 31,                Amount
                       ------------                ------

                           1997                $   833,333
                           1998                  1,666,667
                           1999                  1,666,667
                           2000                    416,666
                                               ------------
                                                $4,583,333
                                               ============

6.       FINANCING OF SUPERIOR ACQUISITION

         The following debt and equity financings were arranged to fund the acquisition of Superior:

         (A) DynaGen obtained senior subordinated debt financing of $3,000,000 from two private investors bearing interest at 13.5% payable in monthly installments. The principal is paid upon maturity at the end of five years. The loan is secured by a first-lien security interest on the assets of DynaGen, a second-lien security interest on the assets of Superior and a second-lien interest in the pledge of the Superior stock. DynaGen also issued to the investors warrants to purchase 400,000 shares of Common Stock of DynaGen at an exercise price per share of $.01 exercisable for five years. Under certain circumstances, the two investors may exchange the warrants to buy DynaGen common stock for warrants to purchase 15% of Superior's common stock at an exercise price per share of $.01. In addition, these warrants are subject to put features under certain circumstances.

         Proceeds of $702,000 from this financing were allocated to the DynaGen stock warrants, based on their estimated fair value. This amount is reflected in the accompanying financial statements as a warrant put liability because the warrants are subject to a put which gives the holders the choice of a cash settlement under certain conditions. The put allows the holders to sell two-thirds of the warrants to the company after three years for $667,000, and all of the warrants after five years for $1,500,000, unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value.

         The remaining proceeds from this offering $2,298,000 were allocated to the subordinated debt. The debt discount of $702,000 is being amortized, using the interest method, over the term of the debt.

         (B) DynaGen obtained debt financing in the form of a bridge loan of $500,000, from a private investor at an interest rate of 7% per annum and due September 30, 1997, to be used for the maintenance of net worth requirements for Superior's credit facility, working capital for operations of DynaGen and the acquisition. This loan is a non-recourse obligation of DynaGen. Two founders of DynaGen have pledged 1 million shares of DynaGen's Common Stock in order



                                  DYNAGEN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

                                   (Continued)

to secure the obligations represented by this bridge loan. In connection with this bridge loan, the Company has issued 150,000 shares of its unregistered Common Stock to the investor. On October 10, 1997, the bridge loan and all accrued interest was converted into 5,015 shares of Series B Preferred Stock in full satisfaction of the debt. An additional 150,000 shares of common stock was issued to the investor in connection with the conversion.

         Proceeds of $150,000 from the debt financing were allocated to the common stock based on the fair value of the common stock at June 18, 1997. The balance of the proceeds was allocated to the bridge loan. The debt discount of $150,000 on the bridge loan was fully amortized through September 30, 1997.

         (C) The Company sold 41,000 shares of Series A Preferred Stock and warrants to purchase 328,000 shares of Common Stock for $4,100,000. The Series A Preferred Stock has a stated dividend of $5.00 per share per annum. DynaGen is obligated to register the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants within 90 days after the closing of the Acquisition. The exercise price of the warrants will be 120% of the average closing bid price of DynaGen's Common Stock for the five trading days immediately preceding the date on which the registration statement is declared effective. The holders of Series A Preferred Stock have certain rights of first refusal on future equity financings.

         The Series A preferred stock may be converted into common stock at a conversion price equal to the lesser of 120% of the average closing bid price, as defined (the Series A Effective Price) or discounted percentages of the Series A Effective Price decreasing from 80% to 74% over time. In September 1997, 800 shares of Series A Preferred Stock with accumulated dividends was converted into 232,489 shares of common stock. Any outstanding shares of the Series A Preferred Stock will be automatically converted to common stock two years from the issue date.

         (D) The Company sold 7,500 shares of Series B Preferred Stock and 225,000 shares of Common Stock for $750,000 to a private investor. The Series B Preferred Stock has a stated dividend of $7.00 per share per annum. Upon liquidation, the Series B Preferred Stock ranks junior to the Series A Preferred Stock. DynaGen is obligated to register the 225,000 shares of Common Stock issued and the shares of Common Stock issuable upon conversion of the Series B Preferred Stock within 150 days after the closing of the acquisition.

         The Series B preferred stock may be converted into Common Stock at a conversion price equal to the lesser of 125% of the average closing bid price, as defined (the "Series B Effective Price") or discounted percentages of the Series B Effective Price decreasing from 80% to 75% over time. Any outstanding shares of the Series B Preferred Stock will be automatically converted to common stock two years from the issue date.

7.       NOTES PAYABLE - BANK

         Superior obtained a secured revolving line of credit of up to $9,000,000 from a bank to provide working capital for its general operations. Advances under the line of credit are subject to a borrowing base consisting of the sum of (1) 80% of Superior's eligible accounts receivable, plus (2) 60% of Superior's eligible inventory.



                                  DYNAGEN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

                                   (Continued)


         The advances under the line are secured by a first-lien security interest in all of the assets of Superior and are guaranteed by DynaGen. Superior may draw on the line of credit until April 5, 1998. Interest on the line of credit is based on the lower of the prime lending rate or LIBOR plus 2% (7.66% at September 30, 1997).

8.       LONG-TERM DEBT

Long-term debt consists of the following:
         Notes payable - Superior acquisition        $4,583,333
         Senior subordinated debt                     2,328,963
         Bridge loan                                    500,000
         Convertible note payable                       535,000
                                                        -------
                                                      7,947,296
Less: current maturities                             (2,701,669)
                                                     ----------
Long-term debt                                       $5,245,627
                                                     ==========


9.       RECENT FINANCING ACTIVITIES

         On August 7, August 15 and August 22, 1997, the Company issued an aggregate of 4,950 shares of its Series A Preferred Stock, .01 par value per share and Common Stock Purchase Warrants to purchase 39,600 shares of Common Stock for a purchase price of $495,000.

         On August 21, 1997, DynaGen issued 7,500 shares of Series C Preferred Stock and a Common Stock Purchase Warrant to purchase 250,000 shares of its Common Stock to a private investor for a purchase price of $750,000.

         On August 21 and September 11, 1997, the Company issued 1,100,000 shares of its common stock to investment bankers as consideration for investment banking and placement agent services rendered to the Company in connection with its debt and equity financings.

         On August 28, 1997, the Company issued a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.15 per share as consideration of investment banking services rendered to the Company by an investment banker. The Company recognized compensation expense of $452,000 in the third quarter of Fiscal 1997 based on the fair value of the warrant.

         Additional information on financing activities is presented in Part II,
Item 2c, Changes in Securities.


                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              ----------------------------------------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to raise capital for future operations and commercialization of its products; successfully develop, test, produce and market its proposed products; obtain governmental approvals in a timely manner; identify and attract marketing partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection or otherwise over the Company's proprietary technology; protect itself from product liability risks or limitations imposed due to potential health care reform; integrate the products and personnel the Company acquired in the acquisition of Able Laboratories, Inc. ("Able"), Superior Pharmaceutical Company ("Superior") and any future acquisitions; and successfully respond to technological changes in the marketplace. Specifically, regulatory approvals of the Company's products are subject to factors beyond the Company's control, and there can be no assurance that such approvals will not be delayed or ultimately denied. The Company will need to attract marketing partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners. Additional information on potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission, including without limitation its transition report on Form 10-K for the period ended December 31, 1996.

                              RESULTS OF OPERATIONS

RECENT AND PROPOSED ACQUISITIONS

         On August 19, 1996, the Company acquired the tablet manufacturing business of Able, a generic pharmaceutical product subsidiary of ALPHARMA, Inc. On June 18, 1997, the Company acquired all of the outstanding shares of Superior, a distributor of generic pharmaceutical products. These acquisitions have been accounted for using the "purchase" method of accounting. As a result, the results of operations for the three and nine month periods ended September 30, 1997 reflect a full three and nine months of operations, respectively, for Able, and for Superior, reflect a full three months of operations for the three months ended September 30, 1997 and three and one-half months of operations for the nine months ended September 30, 1997. The results of operations for the three and nine months ended September 30, 1996 do not reflect any operations of Superior and includes 42 days of operations for Able.

         On September 18, 1997, the Company signed a letter of intent to acquire assets and liabilities of Generic Distributors Limited Partnership ("GDI"). GDI distributes generic pharmaceutical products primarily in Louisiana and the southern United States. In 1996, GDI reported revenues of $6.0 million and earnings before taxes of $325,000. The proposed acquisition price of $2.25 million consists of $1.2 million in cash and $1.05 million in convertible preferred stock. The preferred stock would not be convertible for at least one year from the closing of the transaction. The Company intends to finance the cash portion of the purchase price through bank debt.

         Finalization of the GDI acquisition by the Company will depend on the Company's ability to obtain adequate financing and the negotiation of a definitive acquisition agreement. There can be no assurance that the GDI acquisition will occur and if the acquisition does occur that any anticipated benefits from this acquisition will be realized.

                   THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997
        AS COMPARED WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996

         Revenues for the third quarter of the year ending December 31, 1997 ("Fiscal 1997") were $5,610,000 versus $59,000 for the third quarter of the year ended December 31, 1996 ("Fiscal 1996"). This increase of $5,551,000 is primarily the result of generic pharmaceutical product sales by the Company's wholly-owned subsidiaries, Able and Superior.


                                  DYNAGEN, INC.
            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Cost of product sales was 83% of product sales for the third quarter of Fiscal 1997 as compared to 43% for the same period as Fiscal 1996. This is primarily due to low production and sales levels at Able which did not support the fixed manufacturing costs at the Able facility. Gross profit on product sales increased from $33,000 in the third quarter of Fiscal 1996 to $927,000 in the third quarter of Fiscal 1997 primarily due to Superior's product sales and gross profit.

         Research and development expenses for the third quarter of Fiscal 1997 were $723,000 versus $760,000 for the same period as Fiscal 1996, a decrease of $37,000. Research and development expenses primarily decreased due to the completion of NicErase-SL Phase 3 clinical trials and discontinuance of the NicErase-SL development program. This was partially offset by research and development expenses for the Company's breast biopsy and ImmuDynTM technologies, both in early stages of development. In addition, the Company is also conducting research and development on generic pharmaceuticals and expects research and development expenses to increase in the future. Continuance of the Company's research and development programs is dependent upon its ability to obtain sufficient capital. See Liquidity and Capital Resources.

         Selling, general and administrative expenses for the third quarter of Fiscal 1997 were $2,546,000 versus $1,072,000 for the same period as Fiscal 1996, an increase of $1,474,000. This increase is primarily attributable to operating expenses of the Company's generic pharmaceutical business at Superior and Able and compensation expense recognized from the issuance of stock options and warrants.

         Investment income decreased by $92,000 from $96,000 to $3,000 for the third quarter of Fiscal 1997 as compared to the third quarter of Fiscal 1996, respectively, as the Company had less funds available for investment. For the third quarter of Fiscal 1997, the increase in interest expense is primarily due to private debt financing for the Superior acquisition.

                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997
         AS COMPARED WITH THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996

         Revenues for the nine months of Fiscal 1997 were $7,444,000 versus $281,000 for the nine months of Fiscal 1996. This increase of $7,193,000 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Able and Superior.

         Cost of product sales was approximately 100% of product sales for the nine months of Fiscal 1997 due to low production and sales levels at Able which did not support the fixed manufacturing costs of the Able facility. The Company's management recently initiated cost reduction measures at Able to eliminate or reduce costs, including staff reductions and elimination of discretionary spending.

         Research and development expenses for the nine months of Fiscal 1997 were $2,370,000 versus $2,842,000 for the same period as Fiscal 1996, a decrease of $472,000. This decrease is primarily the result of the completion of NicErase-SL Phase 3 clinical trials and the discontinuance of the NicErase-SL development program. The Company is continuing its development efforts on the breast biopsy and ImmuDynTM, technologies, both in early stages of development. The Company is also developing several generic versions of branded pharmaceuticals to support its generic drug business.

         Selling, general and administrative expenses for the nine months of Fiscal 1997 were $4,795,000 versus $2,569,000 for the same period as Fiscal 1996, an increase of $2,226,000. This increase is primarily attributable to acquisition and business development costs, and compensation expense of $728,000 recognized from the issuance of stock options and warrants, and the inclusion, in Fiscal 1997, of selling, general and administrative expenses of the Company's subsidiary operations at Able and Superior.

         Investment income decreased by $240,000 from $352,000 to $112,000 for the nine months of Fiscal 1997 as compared to the same period as Fiscal 1996, respectively, as the Company had less funds available for investment. Interest expense and amortized debt financing costs relate primarily to private debt financing for the Superior acquisition.


                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

            ----------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had a deficit working capital of $628,000 versus working capital of $5,502,000 at December 31, 1996. Cash and investment securities were $32,000 at September 30, 1997 as compared to $5,117,000 at December 31, 1996. Working capital was used primarily for research and development and to fund Able and its operations during Fiscal 1997.

         The Company's current working capital is insufficient to fund its current level of operations. In addition, the Company has incurred significant losses since inception. To date, the Company has financed current operations and acquisitions primarily through private and public sale of equity as well as the private sale of debt. In the third quarter of Fiscal 1997, the Company raised gross proceeds of $1,245,000 through the private sale of its equity. In August 1997, the Company negotiated the sale to a third party of between $2.4 million and $4.8 million of its equity subject to certain restrictions based upon trading volume, share price and other factors. If the Company is able to draw upon this financing, management anticipates that the available working capital will be sufficient to fund the current level of operations, including the Able and Superior businesses, through June 1998. There can be no assurance, however, that the Company will be able to draw upon this financing. The Company also intends to spin off its breast biopsy and ImmuDynTM technologies into two separate majority-owned operating entities and to pursue separate financing for each. There can be no assurance, however, that the Company will be able to secure this financing. The survival of the Company is dependent on its ability to obtain additional financing and to generate revenue and profits from sale of its products. If the Company is unable to obtain additional financing, the Company will be unable to maintain its current level of operations and will be required to reduce or eliminate its expenditures relating to its business.

         While the acquisition of Able has increased the Company's revenues, the acquisition has also increased costs and expenses, capital expenditures and net cash used for operating activities. In recent months, the Company has initiated certain cost reduction programs to reduce the net cash required to support Able's operation. The Company intends to fund Able's operations until it becomes self-supporting. The Company continues to pursue additional sources of capital in order to fund the growth and operations of the Able generic drug business and its product development efforts. There can be no assurance that the Company will be able to secure additional financing for the Able business or its continued product development efforts or that financing will be available on favorable terms. If the Company is unable to obtain such additional financing, the Company's ability to maintain its current level of operations would be materially and adversely affected and the Company will be required to reduce or eliminate certain expenditures, including its research and development activity with respect to certain proposed products.

         Superior's operations are funded from its internally generated cash flow and financed with a line of credit to fund short term cash requirements. The Company believes that Superior will fund its own operations for the foreseeable future.


PART II.  OTHER INFORMATION
Item 2.  Changes in Securities
         a.       Not applicable.
         b.       Not applicable.
         c. On August 7, August 15 and August 22, 1997, the Company issued an aggregate of 4,950 shares of its Series A Preferred Stock, $.01 par value per share, and Common Stock Purchase Warrants to purchase an aggregate of 39,600 shares of Common Stock to ten accredited investors for an aggregate purchase price of $495,000. The Company is obligated to register under the Securities Act the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants within 90 days after the date of the sale of such Series A Preferred Stock and warrants. The Series A Preferred Stock is convertible into Common Stock at the lesser of (i) 120% of the average


                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION

                  closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Securities and Exchange Commission (the "Commission") declares effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants or (ii) a discount on the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Series A Preferred Stock is converted. The exercise price of the warrants will be 120% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Commission declares effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants. The warrants are exercisable for two years. The Series A Preferred Stock and warrants were issued pursuant to Regulation D under the Securities Act of 1933, as amended (the "Securities Act").

                  On August 21, 1997, the Company issued 7,500 shares of its Series C Preferred Stock, $.01 par value per share, and a Common Stock Purchase Warrant to purchase 250,000 shares of its Common Stock to Endeavour Capital Fund S.A. for an aggregate purchase price of $750,000. The Company is obligated to register under the Securities Act the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrant within 90 days after the date of the sale of such Series C Preferred Stock and warrant. The Series C Preferred Stock is convertible into Common Stock at the lesser of (i) 125% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding August 21, 1997 or (ii) a discount on the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Series C Preferred Stock is converted. The exercise price of the warrants is 125% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the 10 trading days immediately preceding August 21, 1997. The warrant is exercisable for three years. In connection with the sale of the Series C Preferred Stock and the warrant, the Company also entered into a binding obligation to sell to Endeavour Capital Fund S.A. no less than 24,000 shares and up to 48,000 shares of its Series D Preferred Stock, at a purchase price of $100 per share, in a series of tranches of between 2,000 and 4,000 shares not less than 30 days apart. The Series C Preferred Stock and the warrant were issued pursuant to Regulation D under the Securities Act.

                  On August 21, 1997, the Company issued 100,000 shares of its Common Stock to Jesup & Lamont as consideration for investment banking and placement agent services rendered to the Company. The shares of Common Stock were issued in a private transaction not involving a public offering, pursuant to
                  Section 4(2) of the Securities Act.

                  On August 28, 1997, the Company issued to H.J. Myers & Co., Inc. a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.15 per share, as consideration for investment banking services rendered to the Company. The warrant was immediately exercisable on the date of issuance with respect to 700,000 of the shares of Common Stock subject thereto, and the remaining 300,000 shares shall become exercisable, in such installments as shall be determined by the Board of Directors of the Company, upon the satisfactory performance by H.J. Meyers & Co., Inc. of the investment banking services. The warrant was issued in a private transaction not involving a public offering, pursuant to
                  Section 4(2) of the Securities Act.



                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION

                  On August 1, 1997, the Company issued 13,481 shares of its Common Stock to GFL Performance Fund Limited in payment of $10,700 in interest due on the Company's Convertible Note dated February 7, 1996. The shares were issued in a private transaction not involving a public offering, pursuant to
                  Section 4(2) of the Securities Act.

                  On September 11, 1997, the Company issued 1,000,000 shares of its Common Stock to Curzon Management Limited as consideration for investment banking and placement agent services rendered to the Company. The shares of Common Stock were issued in a private transaction not involving a public offering, pursuant to Section 4(2) of the Securities Act.

Item 5.           Other Information.

                  On August 29, 1997, the Company issued a press release regarding its decision to discontinue its NicErase7-SL (sublingual tablet) program as a result of clinical trials which did not show statistically significant efficacy with respect to this technology. The press release is filed as
                  Exhibit 99a to this report.

                  Under applicable law, the Company's current or future licensees will not be permitted to sell NicErase, and thus generate any revenue from their development of NicErase, unless they obtain the necessary regulatory approvals from the U.S. Food and Drug Administration (the "FDA") for the commercial sale of that product. To obtain such regulatory approvals, the Company's current or future licensees must demonstrate to the satisfaction of the FDA, through preclinical studies and clinical trials, that NicErase is safe and effective. In light of the Company's recently completed pivotal Phase 3 clinical trial of NicErase-SL, which did not show statistically significant efficacy, the Company is unable to predict whether delivery formulations of lobeline other than sublingual will demonstrate acceptable safety and efficacy to obtain FDA approval. There can be no assurance that the Company's current or future licensees will be able to successfully formulate new delivery systems for lobeline, that such licensees will have sufficient technological or financial resources to initiate and complete the required clinical trials, or that such trials will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or develop marketable products. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If any future clinical trials do not show NicErase to be safe and effective in any alternative delivery format, and if the Company's licensees are thus unable to commercialize NicErase, the Company will not realize any revenues from the NicErase product.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      List of Exhibits:

                  The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.



                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION





Exhibit
  No.                          Description of Exhibit
  ---                           ----------------------

3a Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Company (filed as Exhibit 4.13 to the Company's Current Report on Form 8-K dated June 18, 1997).

3b Certificate of Designations, Preferences and Rights of Series C Preferred Stock of the Company (filed herewith).

3c Certificate of Designations, Preferences and Rights of Series D Preferred Stock of the Company (filed herewith).

4a Form of Securities Purchase Agreement among the Company and the purchasers of Series A Preferred Stock (filed herewith).

4b       Master  Registration  Rights  Agreement  dated August 6, 1997 among the
         Company  and  the  purchasers  of  Series  A  Preferred   Stock  (filed
         herewith).

4c Form of Common Stock Purchase Warrant issued by the Company to the purchasers of Series A Preferred Stock (filed as Exhibit 4.16 to the Company's Current Report on Form 8-K dated June 18, 1997).

4d Stock Purchase Agreement dated August 21, 1997 between the Company and Endeavour Capital Fund S.A. (filed herewith).

4e Registration Rights Agreement dated August 21, 1997 between the Company and Endeavour Capital Fund S.A. (filed herewith).

4f Common Stock Purchase Warrant dated August 21, 1997 issued by the Company to Endeavour Capital Fund S.A. (filed herewith).

4g Common Stock Purchase Warrant dated August 28, 1997 issued by the Company to H.J. Meyers & Co., Inc. (filed herewith).

10a Indenture of Lease dated July 1, 1997 between Rivertech Associates LLC and the Company (filed herewith).

27       Financial Data Schedule (filed herewith in electronic format only).

99a      Press Release of the Company dated August 29, 1997 (filed herewith).

         (b) Reports on Form 8-K:

         During the quarter ended September 30, 1997, the Company filed on July 3, 1997 a Current Report on Form 8-K dated June 18, 1997 reporting the Company's acquisition of the outstanding stock of Superior Pharmaceutical Company. On July 11 and August 29, 1997, the Company filed Current Reports on Form 8-K/A amending the Current Report on Form 8-K dated June 18, 1997.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DYNAGEN, INC.



                           By:       /s/ Indu A. Muni
                              ------------------------------------------
                                    Indu A. Muni, Ph.D.
                                    President, Chief Executive Officer, and
                                    Treasurer (Principal Executive, Financial,
                                    and Accounting Officer)








Date: November 14, 1997



