Form 10-K405
period 1997-12-31
DYNAGEN INC
filed 1998-04-15
CIK 857171

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 1-11352

                                 DYNAGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      04-3029787
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

840 MEMORIAL DRIVE, CAMBRIDGE, MASSACHUSETTS                       02139
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (617) 491-2527
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
               TITLE OF CLASS                               ON WHICH REGISTERED
               --------------                              ---------------------
        COMMON STOCK, $.01 PAR VALUE                       BOSTON STOCK EXCHANGE
  REDEEMABLE COMMON STOCK PURCHASE WARRANTS                BOSTON STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS
                                  -----------

                          COMMON STOCK, $.01 PAR VALUE

                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     As of March 31, 1998, 14,667,951 shares of the registrant's common stock, $.01 par value ("Common Stock"), were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 31, 1998, based upon the closing price of such stock on the Nasdaq Stock Market's SmallCap Market ("Nasdaq") on that date (approximately $0.53) was $7,613,034.
================================================================================

                             SPECIAL CONSIDERATIONS

     During the year ended December 31, 1997, Dynagen, Inc. (Dynagen" or the "Company") experienced a substantial decrease in the Company's stock price and market capitalization, continued losses from operations including an unexpected loss of its Superior Pharmaceutical Company subsidiary and substantial and continuing dilution to existing stockholders due to the conversion features of convertible securities sold by the Company. The following special considerations should be carefully noted by the reader:

  Financial Condition of the Company

     For the year ended December 31, 1997, the Company incurred net losses of approximately $12,241,278. For the three months ended March 31, 1998, the Company expects to incur substantial net losses. As of December 31, 1997, the Company had approximately $697,045 in cash and cash equivalents and a net worth of $2,624,628. The Company's current liabilities, as of such date, aggregated approximately $25,644,392. The Company expects its cash needs for the next twelve months to be approximately $7,000,000. The Company does not presently have adequate cash from operations to meet these needs. In order to meet its needs for cash to fund its operations, the Company must obtain additional financing and renegotiate the terms of its current arrangements with creditors. The Company is presently in default under a number of its arrangements, agreements and instruments with creditors, with the result that the Company's obligations under such agreements and instruments may be accelerated. If the Company is unable to obtain significant additional financing or to renegotiate its arrangements with existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis -- Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report; and "Risk Factors -- Financial Condition."

  Company's Ability to Continue As A Going Concern

     The Company's independent auditors have issued an opinion on the financial statements of the Company, as of December 31, 1997 and for the year then ended which includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to the Company's ability to continue as a going concern are the following: the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency at December 31, 1997. In addition, the Company has debt obligations which are in default, and a liability in connection with its acquisition of Superior Pharmaceutical Company. The ability of the Company to use cash generated by its subsidiary of Superior Pharmaceutical Company is restricted under the terms of Superior's loan agreement. These circumstance raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to secure significant additional financing or to renegotiate its agreements with its existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis -- Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report; and "Risk
Factors -- Ability to Continue As A Going Concern."

  Company's Common Stock May Be Delisted From Nasdaq Stock Market

     On February 26, 1998, the Company received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that it does not meet the applicable listing requirements and that the Company's Common Stock is therefore subject to delisting. The Company has contested the delisting of its securities in accordance with Nasdaq's procedures. The Company does not meet the Nasdaq listing requirements. Although Nasdaq has the discretion to grant exceptions to the listing requirements, there is no assurance that it will do so in the Company's case. The Company anticipates that, if its Common Stock is delisted from the Nasdaq SmallCap Market, it will continue to trade on the Boston Stock Exchange and may also be quoted on the OTC Bulletin Board. However, delisting of the Company's Common Stock from the Nasdaq SmallCap Market could have a material adverse effect on the liquidity of the Common Stock and on the Company's ability to raise capital necessary for the Company's continued operations. See "Risk Factors -- Common Stock Subject to Delisting From Nasdaq SmallCap Market."

  Subsequent Events

     Several initial events have occurred since the end of the Company's latest fiscal year, including the following:

     On August 20, 1997, the Company completed a placement of Series C and Series D Convertible Preferred Shares with an investor. Under the terms of the agreement, the Company was required to file registration of both Series C and D Preferred Shares within 45 days of the completion of the placement. The Company filed the registration statement in March 1998, but it has not been declared effective. In March 1998, the Company issued to the investor an 8% convertible debenture in the amount of $328,500 in settlement of penalties due to the late filing of the registration statement. This amount has been reflected as a liability in the December 31, 1997 Financial Statements. In addition, in March 1998 the Company issued a warrant to the investor to purchase, at any time in the next three (3) years, 1% of the fully diluted issued and outstanding shares at the time of the exercise for $150,000. On March 19, 1998, the investor purchased an additional $500,000 of Series D Preferred Shares from the Company and waived certain restrictions which limited the drawdown to $400,000 per month.

     On February 26, 1998, the Company received $500,000 from the placement of a 7% convertible debenture from another investor. On March 30, 1998, the investor exchanged this debenture for a $500,000 tranche of Series D Preferred Shares and also received an 8% convertible debentures in the amount of $87,500. This debenture is convertible into common stock at the market price of the common stock on the date of the conversion. On March 31, 1998, the Company sold another tranche of $500,000 of Series D Preferred Stock, along with an 8% convertible debenture in the amount of $87,500 convertible into common stock at the market price, to another investor.

     During the months of February and March of 1998, the Chairman and Executive Vice President and the President and Chief Executive Officer of the Company and their family members advanced the Company $265,000 towards general working capital purposes. The loans carry no interest, are unsecured, and subordinated and can only be repaid through conversion into equity.

     On March 2, 1998, the Company through its subsidiary, Generic Distributions, Incorporated ("GDI"), completed the acquisition of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, and $1,050,000 in Series E Convertible Preferred Shares and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Preferred Shares are convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's Common Stock commencing 120 days after the closing. In connection with this transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan carries an interest of LIBOR plus 3%, is payable in quarterly installments of principal and interest and matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2 1/2%. The loans are secured by all of the assets of GDI and Able and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers which provide, among other things, for annual compensation and a signing bonus of 1400 shares of Series F Preferred Stock, convertible into $100,000 of the Company's Common Stock commencing 120 days after the closing.

     At a special meeting held on March 4, 1998, the stockholders approved a recapitalization effecting a one-for-ten reverse split of the Company's Common Stock. As a result of the stockholder vote, effective on the close of business March 10, 1998, the Company's authorized shares of Common Stock were 75,000,000 and the total number of shares of Common Stock outstanding were approximately 7,500,000.

     On March 24, 1998, the Company suspended conversions of its Series A and B Preferred Shares into the Company's common stock. The purpose of this suspension is to give the Company time to coordinate its efforts to negotiate orderly settlements of these outstanding convertible preferred shares.

     On March 30, 1998, the Board of Directors unanimously voted to issue options, warrants and the Company's common stock to several individuals and entities for services rendered to date and for future considerations. The Board also authorized the issuance of 800,000 shares for product development and FDA related consulting services to various entities. The Company granted warrants to purchase 650,000 shares to two consulting firms in connection with the Company's investor relations program. All of the above grants of shares, options and warrants are subject to vesting and may be canceled by the Board at its option.

     In March 1998, the Company received a letter from NASDAQ advising that the Company did not meet the minimum listing criteria and will be subject to delisting. The Company has responded to NASDAQ. To date, the Company has not been informed of a decision from NASDAQ concerning its continued listing.

     These events could cause the Company's results of operations to be substantially different from those described in the financial statements as of December 31, 1997. See the financial statements and notes thereto, particularly
Note 13 entitled "Subsequent Events," included as part of this Report.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     DynaGen, Inc. ("DynaGen" or the "Company") develops, manufactures and distributes generic pharmaceuticals. From its inception in 1988 until 1996, the Company was focused primarily on being a new drug development and licensing company. However, during 1996 DynaGen began expanding its business focus to building a generic pharmaceutical business while licensing its existing portfolio of therapeutic and diagnostic products to larger pharmaceutical companies for further development and commercialization in return for milestone payments and royalties. The Company has also contributed two technologies to its majority-owned subsidiaries for further development, licensing and commercialization.

     In August 1997, the Company completed a multicenter pivotal Phase 3 study of NicErase(R)-SL, a non-nicotine smoking cessation therapy. The study, conducted on 750 smokers in three centers, showed efficacy in one of three centers. While the study showed that higher compliance leads to statistically significant results on the product, DynaGen did not have the necessary resources to continue development and clinical testing.

     In December 1996, the Company licensed worldwide exclusive rights to develop a lobeline sulfate nasal delivery formulation to Nastech Pharmaceutical Company, Inc. Under the terms of this agreement, Nastech will be responsible for all remaining preclinical and clinical development of the product. DynaGen and Nastech will divide equally all future license and sales royalty revenues.

     In December 1996, the Company obtained United States Food and Drug Administration (the "FDA") clearance to market its proprietary NicCheck(R) I product for detection of nicotine and/or its metabolites in urine as an aid in indicating smoking status of individuals. The Company has entered into an agreement with Henry Schein, Inc., of Melville, NY. Henry Schein, the largest direct marketer of health care products and services to office-based health care practitioners, including dental practices and laboratories, plans to initiate the marketing of the product this spring.

     In 1996, the Company changed its year end from June 30 to December 31. Accordingly, the Company began a new 12-month fiscal year on January 1, 1997. In March 1998, the Company completed a reverse split of its stock -- one share for every ten shares outstanding.

  Multisource Business

     The U.S. multisource pharmaceutical market approximates $8 billion in annual sales. This sector has grown due to a number of factors including the large number of drugs coming off patent, the growing importance and impact of managed care organizations which prefer lower cost generics to brand products, and the increasing acceptance of generic drugs by physicians, pharmacists and consumers. Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They are required to meet the same governmental standards as the brand-name drugs and must receive FDA approval prior to manufacture and sale. Generic drugs may be manufactured and marketed only if relevant patents (and any additional government-mandated market exclusivity periods) have expired. These drugs are typically sold under their generic chemical names at prices significantly below than those of their brand-name equivalents.

     To successfully participate in the multisource business, DynaGen intends to compete with other generic companies through vertical integration of two key elements of the multisource business, such as manufacturing and distribution. In August 1996, the Company acquired substantially all of the assets of Able Laboratories, Inc. ("Able"), including its 46,000 square foot tablet and suppository manufacturing facility. As part of this acquisition, the Company obtained rights to eleven approved Abbreviated New Drug Applications ("ANDAs") as well as other generic formulations. Since the acquisition, DynaGen has updated and expanded Able's manufacturing capability, validated several of the acquired products, retrained employees in quality assurance procedures, and successfully met FDA requirements and guidelines to manufacture these products. The Company is increasing sales of its current generic products through the expansion of its distribution networks and by providing contract manufacturing services to various pharmaceutical companies. The Company is currently marketing three of the acquired ANDA products.

     In April 1997, the Company signed an agreement with Kali Laboratories Inc. ("Kali"), a privately-held company specializing in the development of generic drugs. The agreement provides for Kali to assist DynaGen in developing several generic drugs and obtaining FDA approval for these drugs. The patents on these targeted drugs have expired or will expire over the next five years, providing an opportunity for competitors to introduce generic equivalents. Kali's management and its scientific staff have significant experience in developing and obtaining approvals on generic drugs. DynaGen believed that, by initially outsourcing such development and approval activities, it would have benefitted from the experience of a highly seasoned team of scientists.

     Under this agreement, Kali has developed its first formulation for labetalol hydrochloride (brand names: Normadyne(R)and Trandate(R)), a treatment for hypertension. DynaGen filed its first ANDA for labetalol HCl in January 1998. The patent on the drug expires in August 1998. There is no assurance that the filing will be approved by the FDA or if approved, that the Company will be able to generate sales for this drug. Kali is now developing formulations for other drugs which are at various stages of development and bioequivalency testing.

     To complement the acquisition of Able, in June 1997 the Company acquired Superior Pharmaceutical Company ("Superior") through a merger of Superior and a wholly-owned subsidiary of DynaGen. Superior has its primary operations in Cincinnati, OH where it employs approximately 65 people and has 4,000 square feet of office, warehouse and distribution space. Superior has additional sales people in Memphis, TN where the sales force operates under the name of Williams Generics.

     In 1997, Superior experienced a sharp decline in sales and earnings compared to 1996. This was due to the loss of sales of methylphenidate (brand name: Ritalin(R)) which was being manufactured and supplied to Superior under Superior label. This product resulted in sales of over $7.5 million for Superior in 1996 and $5.1 in 1997. The decline in sales and margins was also due to the loss of key personnel at Superior immediately after the acquisition, which resulted in a loss of business with certain federal and corporate accounts. There was further erosion in margins as price pressure continued in the generic industry. Recently, however, as marginal manufacturers have either shut down operations or discontinued production, the prices and margins are improving. There can be no assurance, however, that these actions will improve Superior's performance in the near future. In the past six months, Superior has hired and trained additional sales staff, upgraded its systems and instituted controls to improve margins. Superior is also aggressively bidding on federal and state contracts and has won supply agreements with the governments of the states of Florida, Ohio, Louisiana and Texas.

     In March 1998, the Company, through its wholly-owned subsidiary, Generic Distributors Incorporated ("GDI"), acquired substantially all of the assets of Generic Distributors Limited Partners, a distributor of generic drugs. GDI, based in Monroe, LA, employs 23 people and operates out of an 11,000 sq. ft. facility. DynaGen believes that GDI complements Superior by providing next-day delivery service to the south and southeastern United States. GDI's customer base is primarily independent pharmacies in the states of Louisiana, Texas, Arkansas, Alabama and Mississippi. Management believes that GDI has the potential to grow its business through supply opportunities with institutional, hospital and nursing home pharmacies. There can be no assurance that such opportunities will arise, or that DynaGen will be able to exploit any such opportunities profitably.

     The purchase price of $2,350,000 for GDI was financed by a $1,200,000 five-year secured term loan from Fleet Bank and $1,050,000 in DynaGen convertible preferred shares. The preferred shares cannot be converted into DynaGen common stock until one year from the date of closing. After that, the preferred shares can only be converted at a rate of $40,000 per week at the prevailing market price. Fleet Bank has also provided $300,000 in a second working capital line of credit.

  Specialty Pharmaceutical Business

     DynaGen's specialty pharmaceutical business strategy is to create a business based on branded products and multi-drug combinations in convenient packaging for specific indications and treatments. Physicians routinely prescribe two or more separate drugs for the treatment of several common medical problems. These drugs are separately prescribed and dispensed but are taken at various times during the course of the day as directed by the physician. A major problem in such multi-drug therapies is lack of compliance by the patient and therefore less than desirable therapeutic efficacy. For this reason, the Company initially intends to focus its efforts in the area of compliance enhancement packaging. DynaGen has identified near-term opportunities in compliance enhancement packaging in the areas of women's healthcare products. The Company is developing convenience packaging which it believes will provide ease of prescription, dispensing, storage and self-administration. Convenience packaging also provides cost advantages to the consumer since there is only a single "co-pay" instead of multiple co-payments.

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

     Licensed Products

     Since its inception, DynaGen's business consisted of developing proprietary diagnostic and therapeutic products. These products included NicErase-SL, a sublingual tablet containing the non-nicotine ingredient lobeline for smoking cessation, and OrthoDyn(R), a bone-repair cement based on a family of bioresorbable and biocompatible polymers derived from compounds naturally occurring in the body. The Company has also developed a diagnostic product portfolio targeted for infectious disease markets. The Company has licensed the following products for further development, testing, manufacturing and marketing to other healthcare companies.

           NicErase-SL. In August 1997, the Company completed a Phase 3 trial with NicErase-SL conducted on 750 smokers at three sites. NicErase-SL is a sublingual tablet formulation that contains lobeline sulfate as the active ingredient. The results of the Phase 3 study demonstrated efficacy in one of three sites and also showed that higher compliance rates could significantly affect results. The Company decided that it did not have the resources to pursue further trials with this formulation. The Company has licensed the rights for lobeline to Nastech Pharmaceutical Company of Hauppage, NY, for the development of a lobeline nasal delivery formulation. Under the terms of the agreement, Nastech will be responsible for the development of nasal delivery formulation(s), all remaining preclinical animal studies and limited human studies and shall bear all the development costs. DynaGen and Nastech will cooperate in licensing the product to a third party, and will share equally in licensing fees and in royalties. There can be no assurance that Nastech will successfully develop a nasal delivery formulation of the lobeline sulfate-based product, that such a formulation will lead to higher compliance that the Company believes is necessary to demonstrate its efficiency, or that higher compliance rates, if achieved, will in fact demonstrate that the nasal delivery formulation is effective for smoking cessation. See "Management's Discussion and Analysis -- Certain Factors That May Affect Future Results."

           Orthodyn Bioresorbable Bone Cement. OrthoDyn, a bone repair cement, is based on a family of bioresorbable, biocompatible polyesters derived from compounds naturally occurring in the body. It is a composite polymer/filler system and has strength and stiffness more similar to human bone than fully ceramic systems. It is initially moldable, forming a very cohesive dough, cures fast (10 to 30 minutes) with little or no heat evolution, and has strength, stiffness and toughness similar to human bone. Preclinical studies have demonstrated acceptable specifications with regard to degradation time, biocompatibility and strength. These studies also have provided early indications that new bone effectively grows into and replaces the cement. The polymer component also has potential use for formation of preformed bioresorbable pins, plates and screws.

     In line with DynaGen's goal to minimize development expenditures on products which have long-term development and clinical approval programs, the Company and Smith & Nephew PLC entered into an agreement providing Smith & Nephew with an exclusive period of 12 months ending on May 1, 1998 to evaluate the OrthoDyn product's human orthopaedic applications. There can be no assurance that the Company will enter into a definitive agreement with Smith & Nephew or that such an agreement will prove successful for DynaGen. Furthermore, no assurance can be given that continued preclinical development of OrthoDyn will be successful, that the necessary regulatory approvals will be obtained or that the OrthoDyn products will be successfully marketed. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors That May Affect Future Results."

     Diagnostic Products

     The health care industry is shifting to a managed care approach which integrates prevention, diagnostic, therapeutic and compliance technologies into a panel of products for specific disease management. The Company has developed diagnostic products which may help in the prevention and diagnosis of disease and in the determination of compliance with smoking cessation programs.

     NicCheck(R) I.

     NicCheck I is an FDA-cleared simple colorometric test for the detection of nicotine and/or its metabolites in urine. The test distinguishes between smokers and nonsmokers with 97% accuracy and is also able to distinguish between high and low consumers of nicotine. The NicCheck I result may be used to determine the appropriate level of nicotine replacement therapy during smoking cessation efforts. Smokers who are trying to quit may become more motivated by observing a decrease in color intensity of the NicCheck I results as they reduce nicotine consumption. NicCheck I may also prove to be a cost-effective means for insurance companies to employ risk assessment/risk management strategies.

     In October 1997, DynaGen signed a non-exclusive distribution agreement for NicCheck I with Henry Schein, Inc., of Melville, NY. Henry Schein, the largest direct marketer of health care products and services to office-based health care practitioners, including dental practices and laboratories, intends to initiate the marketing of the product in the spring of 1998. Henry Schein serves more than 230,000 customers worldwide from its strategically located distribution centers in the U.S. and Europe.

     Tuberculosis Diagnostic Products

     DynaGen has also developed proprietary diagnostic tests for certain infectious diseases including tuberculosis ("TB"). The Company is currently selling MycoDot(R), a product to detect antibodies against mycobacteria in blood or serum, through distributors primarily in Southeast Asia, the Pacific Rim countries, China, India, and Japan. DynaGen has received clearance under three premarket notification (510(k)) from the FDA to market its MycoAKT(R) diagnostic tests that identify three mycobacterial species in culture. The Company has granted exclusive U.S. manufacturing and distribution rights and semi-exclusive worldwide rights for MycoAKT to a third party. The Company intends to continue to pursue licensing arrangements for the promotion and distribution of these products, but does not expect to generate material amounts of revenue from sales of these products.

     Apex Pharmaceuticals, Inc.

     Apex Pharmaceuticals, Inc., a wholly owned subsidiary of DynaGen, has been formed to further develop the Company's immune modulation drug technology for the treatment of autoimmune diseases, including a potentially life threatening autoimmune disorder known as immune thrombocytopenic purpura (ITP). ITP is caused when the immune system destroys platelets which are involved in the clotting process that prevents uncontrolled bleeding.

     In human clinical studies overseas, no significant adverse effects were noted due to administration of the drug. Furthermore, preliminary efficacy was demonstrated in ITP patients who had failed treatment with corticosteroids, the first line of treatment for ITP. The product has also shown preliminary efficacy in the treatment of HIV infection. The Company has obtained an orphan drug designation form the FDA for the use of the product in the treatment of ITP, and a notice of allowance from the U.S. patent office for its application in the treatment of HIV infection. Patent applications for its use in ITP have been filed.

     The Company has discontinued further R&D on this product and is seeking licensing opportunities. There is no assurance that the Company will successfully license this technology or receive any benefits (See "Risk Factors -- Dependence on Patents and Proprietary Technology" and "Products in Early Stage of Development").

     Biotrack, Inc.

     BioTrack Inc., another DynaGen subsidiary, was formed in 1997 to further develop and commercialize a technology involving tumor localization and tracking, which will allow breast biopsies to be performed in a cost-effective and less invasive manner.

     In the United States, breast cancer is the leading cause of cancer death among women aged 40 to 55. The direct cost for screening, diagnosis and treatment of breast cancer in the U.S. is approximately $8.5 billion, of which more than $4 billion is for diagnostic procedures.

     Current breast biopsy procedures involve an initial mammogram, the insertion of wires (needles) in the breast to mark the location of the tumor and a second mammogram to confirm the location. The surgeon then uses the wires as guides to excise the lesion(s). This is an invasive and expensive procedure which can also be emotionally traumatic to the patient. The BioTrack technology uses an imaging and tracking system to locate the lesion and guide the surgeon's tool, such as a scalpel, to the lesion without the need for guide wires. This results in a much less intrusive procedure, greater accuracy of lesion localization, substantially reduced procedural costs, and improved patient comfort. In December 1997, the Company initiated bridge financing for BioTrack through a placement agent. To date, the Company has completed the sale of units consisting of promissory notes and shares of BioTrack common stock in the amount of $300,000. The proceeds are being utilized for research and development and general working capital purposes.

SALES AND MARKETING

     The Company's generic therapeutic products are sold through private label arrangements primarily through direct sales efforts to drug wholesalers, distributors and retail drug chains and other pharmaceutical companies. The Company is also marketing its generic therapeutic products under its own "Able Laboratories" name, as well as under its "Superior Pharmaceutical Company" name. The Company markets its diagnostic products under its own name primarily through distributors.

     Superior markets its product line to independent pharmacies, pharmacy chains (such as CVS, Walgreens), nursing homes and federal, state and county governments. Over 50% of its sales have been to independent pharmacies who purchase almost on a weekly or biweekly basis. Sales to other customers are under long term contracts which are either negotiated or bid by the sales staff.

     Superior employs over 40 telemarketers who have been given training in products and sales techniques. Superior has developed a database of independent pharmacies with the relevant information. The pharmacies routinely purchase from several wholesalers and distributors. In addition to competitive price, service, delivery, accuracy of shipment, and selling technique of the telemarketers are factors in getting the business. Superior allocates territories and accounts to its telemarketers who develop a relationship with the pharmacists. Superior supports its sales staff through marketing and promotional events including mass mailings, price specials, and general advertising. All sales people are compensated based on their performance.

     GDI's marketing organization is similar to that of Superior. Almost 80% of GDI's sales are to independent pharmacies in the southern states with minimal sales to the chains and institutional pharmacies. Both Superior and GDI generate approximately 75% of their business with existing customers.

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

BACKLOG

     Approximately 90% of the Company's sales are from its operations at Superior and GDI. Both Superior and GDI generally ship orders within 24 to 48 hours of receipt. Therefore, the Company's backlog does not bear a significant relationship to its overall sales. The dollar amount of backlog orders for the Company's manufacturing subsidiary as of December 31, 1997 was approximately $210,000. Although orders are subject to cancellation without penalty, management expects to fill substantially all of them in the near future.

MANUFACTURING AND SUPPLIERS

     DynaGen's generic products are manufactured at its Able Laboratories facility in South Plainfield, New Jersey. The principal components used in the Company's generic products are active and inactive pharmaceutical ingredients and certain packaging materials. Sources for certain materials for the Company's products must be approved by the FDA, and in many instances only one source has been approved. Active raw material ingredients are purchased primarily from United States distributors of bulk pharmaceutical materials manufactured by foreign companies. To date, the Company has experienced no significant difficulty in obtaining raw materials. However, if raw materials from a specified supplier were to become unavailable, the Company would be required to file a supplement to its ANDA and revalidate the manufacturing process using the new supplier's materials. Delays in revalidating the manufacturing process or in obtaining new materials could result in the loss of revenues and have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

     Superior Pharmaceutical Company stocks and sells over 2,000 different items (stock keeping units or SKUs) consisting of tablets, capsules, injectables, vaccines, over-the-counter products, vitamins and hospital supplies. A broad product line of this nature is necessary to service the customer base consisting of independent pharmacies, pharmacy chains and institutional pharmacies. Superior negotiates and issues purchase orders, normally in the beginning of each year, to vendors and manufacturers for these items. The supply agreements are complex, as they normally provide for volume discounts (rebates), shelf stock adjustments for lower prices, and returns of unsold goods. The competition in generic drug manufacturers is intense and the pressure has resulted in steadily declining prices. If multiple vendors are not available (i.e., if a sole generic approval is granted by the FDA), the prices generally remain high and the suppliers do not offer the traditional discounts.

     In general, the nature of the multisource business is such that there are almost always multiple suppliers available for the products. Superior has traditionally enjoyed good relationships with its vendors and has been able to obtain preferential treatment due to its prominent sales force and its sales volume.

     GDI's agreements with its suppliers, most of whom are common to Superior, are similar in nature. The two companies are now combining their purchasing functions, wherever possible, and are issuing purchase orders to vendors to take advantage of higher volume. Both Superior and GDI consider their relationship with the vendors satisfactory.

     The Company's strategy with respect to its diagnostic products is to license such products for manufacture and distribution by third parties. The Company has license agreements for the manufacture and distribution of its MycoAKT and MycoDot products. MycoDot is produced by a single licensed manufacturer in India. NicCheck I is produced by a contract manufacturer in the United States. The Company is thus dependent upon third parties for the manufacture and distribution of its diagnostic products. The Company's inability to maintain satisfactory third party manufacturing and distribution arrangements could have a materially adverse effect on its ability to deliver its diagnostic products on a timely basis.

     The company's Cambridge, Massachusetts and South Plainfield, New Jersey facilities are registered with the FDA and are subject to current Good Manufacturing Practices ("cGMP") as prescribed by the FDA.

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

     Both Superior and GDI compete with other distributors and wholesalers of generic drugs. The wholesalers are much larger, have a national network of warehouse and distribution centers, and carry a full-line of products, including branded (non-generic) pharmaceuticals. The wholesalers are also better capitalized and obtain the best (or lowest) price from the vendors. Other distributors are small, privately-held companies that distribute generic drugs to regional pharmacies. Major wholesalers include Cardinal Health, Inc., McKesson Corp., and Andox Corporation.

     Superior and GDI believe that the size of the Company and the price are not the only factors in achieving sales. Superior and GDI employ a direct telemarketing force (comprising approximately 64 telemarketers currently). The telemarketers call upon customers, assist them in providing critical product information, and supply almost on a "just in time" basis. Several customers, mostly the independent pharmacies, order product at least two or three times a week to minimize inventory cost. The telemarketing force and an efficient shipping operation provides a competitive advantage for Superior and GDI. Several other distributors, who are smaller, less automated, and have a smaller telemarketing force are not as efficient as Superior.

     There can be no assurance that the Company will be able to successfully market any of its diagnostic products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

GOVERNMENT REGULATION

     The Company's therapeutic and diagnostic products are subject to significant government regulation in the United States principally by the FDA, and to a lesser extent, by the Drug Enforcement Administration, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacture, labeling, storage, recordkeeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in judicially and administratively imposed sanctions including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can also involve product recalls and the refusal of the government to approve new drug applications ("NDAs") or abbreviated new drug applications ("ANDAs"). In order to conduct clinical tests and produce and market products for human diagnostic and therapeutic use, the Company must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, standards require that products be approved by the FDA as safe and effective for their intended use prior to being marketed for human applications.

     To obtain FDA approval for a new drug or generic equivalent, a prospective manufacturer must, among other things, comply with the FDA's cGMP regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time, and the Company must follow cGMP regulations at all times during the manufacture and other processing of drugs. To comply with the requirements set forth in these regulations, the Company must continue to expend significant time and resources in the areas of development, production, quality control and quality assurance.

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

          2) "Paper" NDA -- Under certain circumstances, the FDA will permit safety and efficacy to be demonstrated by submission of published literature and journal articles.

          3) Abbreviated New Drug Application (ANDA) -- The Waxman-Hatch Act of 1984 established a statutory procedure for the submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA. Under the ANDA procedure, the FDA waives the requirement of conducting complete clinical studies of safety and efficacy, and instead typically requires the applicant to submit data illustrating that the generic drug formulation is bioequivalent to a previously approved drug. "Bioequivalence" means that the rate of absorption and the levels of concentration of a generic drug in the body needed to produce a therapeutic effect are substantially equivalent to those of the previously approved drug. For some drugs, the FDA may require other means of demonstrating that the generic drug is bioequivalent to the original drug. The NDA and ANDA approval processes both generally take a number of years and involve the expenditure of substantial resources.

     FDA approval of an NDA dealing with a new pharmaceutical or biological product for human use is a multistep process. Generally, pre-clinical animal testing first must be conducted to establish the safety and potential efficacy of the experimental product for treatment of a given disease or condition. Once the product has been found to be reasonably safe in animals, suggesting that human testing would be appropriate, an investigational new drug ("IND") application is submitted to the FDA. FDA acceptance of the IND allows a company to initiate clinical testing on human subjects. The initial phase of clinical testing (Phase 1) is conducted to evaluate the safety and, if possible, to gain early evidence of effectiveness of the experimental product in humans. If acceptable product safety is demonstrated, then Phase 2 trials are initiated. The Phase 2 trials involve studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific application, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse side effects. Phase 2 studies are also utilized to evaluate combinations of products for therapeutic activity. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 trials may be initiated. Phase 3 trials are expanded controlled trials that are intended to gather additional information about safety and effectiveness in order to evaluate the overall risk-benefit relationship of the experimental product and to provide an adequate basis for product labeling. These trials also may compare the safety and activity of the experimental product with currently available products. It is not possible to estimate the time in which Phase 1, 2 and 3 studies will be completed with respect to a given product, although the time period can be as long as several years.

     Upon completion of clinical testing, which demonstrates that the product is safe and effective for a specific indication, an NDA or a Product License Application ("PLA") for a biological product may be submitted to the FDA. This application includes details of the manufacturing procedures, testing processes, preclinical studies and clinical trials. The FDA first determines whether to accept the application for filing. If it does, FDA's review commences; if it does not, the Company may need to obtain additional data before resubmitting the application. FDA approval of the application is required before the applicant may market the new product. In addition, the FDA may impose conditions on the approval, such as post-marketing testing and surveillance programs to monitor a product's safety and effectiveness.

     The Waxman-Hatch Act establishes certain statutory protections for FDA-approved drugs, which could preclude submission or delay the approval of a competing ANDA. One such provision allows a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for NDAs (including different dosage forms) containing data from new clinical investigations essential to the approval of the application. Both patented and non-patented drug products are subject to these market exclusivity provisions. Another provision of the act extends patents for up to five years as compensation for reduction of the effective market life of the patent resulting from the time involved in the federal regulatory review process.

     The Orphan Drug Act also provides market exclusivity of seven years for the first approved drug for certain rare diseases or conditions defined in the law. A grant of exclusivity under this statute can preclude the approval of both NDAs and ANDAs for the orphan indication.

     The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, imposes three types of user fees on manufacturers of NDA-approved prescription drugs. Applicants submitting only ANDAs and most other off-patent drug manufacturers, including the Company, are not currently subject to any of the three user fees. If the Company submits NDAs for non-ANDA products, the Company may be subject to user fees.

     Penalties for wrongdoing in connection with the development or submission of an ANDA were established by the Generic Drug Enforcement Act of 1992, authorizing the FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA. They may also temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct, and under certain circumstances also has authority to withdraw approval of an ANDA and to seek civil penalties. The Company does not expect the law to have a material impact on the review or approval of the Company's ANDAs.

     Reimbursement legislation such as Medicaid, Medicare, Veterans Administration and other programs govern reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate 11% of average net sales price for products marketed under ANDAs. NDA manufacturers are required to rebate the greater of 15.2% of average net sales price or the difference between average net sales price and the lowest net sales price during a specified period. The Company believes that the federal and state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.

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

     If the 510(k) procedure is not applicable, a PMA must be obtained from the FDA. Under the PMA procedure, the applicant must conduct substantial clinical testing that is required to determine the safety, effectiveness and potential hazards of the product. Clinical testing requires prior review of the study protocol by an institutional review board ("IRB") and patients' informed consent, and may require submission of an investigational device exemption (IDE) application to the FDA (for significant risk devices). Prior to human testing, animal testing may be required to determine the safety of the product. The review period under a PMA application is generally longer than review of a 510(k) and it may include review of the application by an outside advisory committee of experts in the field. In addition, the preparation of a PMA application is significantly more complex, expensive and time consuming than the 510(k) procedure and no assurance can be given that the FDA will grant approval for the sale of the Company's products for routine clinical applications or that the length of time the approval process will require will not be extensive.

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

     In addition, if the Company elects to manufacture its drugs, devices or biological products itself, it will be required to meet mandated FDA manufacturing requirements. This would include applying for appropriate FDA establishment registration such as an Establishment License Application for biological products, Drug Establishment Registration for its drug products and a Device Establishment Registration for devices.

     There can be no assurance that the requisite approvals from the FDA will be granted for any of the Company's proposed products or processes, that the process to obtain such approvals will not be excessively expensive or lengthy, or that the Company will have sufficient funds to pursue such approvals. The failure to receive the requisite approvals for the Company's products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent the Company from commercializing its products as anticipated and would have a materially adverse effect on the business, financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

     Able is subject to a consent decree entered by the court on April 9, 1992 in United States v. Able Laboratories, Inc., Civ. No. 91-4916 (D.N.J.) for failure to comply with FDA cGMP and has been operating under this consent decree since April 1992. The principals involved in the issuance of that order are no longer employed by Able, DynaGen or any of its affiliates. Since the acquisition by DynaGen, Able has made substantial commitments (both operational and financial) to improve the plant, personnel, and equipment in order to effect an improvement in its operations. Key management changes have been made with individuals who have knowledge and commitment for cGMP in order to ensure continued cGMP compliance. Ongoing cGMP training on a regularly scheduled basis has also been provided to Able's employees.

     As generic drug distributors, Superior Pharmaceutical Company and GDI sell products in almost every state in the U.S. They are each required to have a wholesale distributor's license as well as a license for controlled substances for the states of Ohio and Louisiana, respectively. The licenses that a distributor is required to carry for other states varies from state to state. For example, Kentucky, Massachusetts, Nebraska, New York and New Jersey, among others, do not require that an out-of-state distributor obtain any licenses as a condition to conducting trade in their states. Other states, such as Idaho, Illinois, Maryland, Oregon and Montana, among others, require that an out-of-state distributor obtain a wholesale distribution license as well as a controlled substance license from that particular state in order to conduct business. Thus, the distributor is required to ascertain which licenses are required from each state and then obtain them accordingly. The licenses, once obtained, need to be renewed periodically including the payment of fees which vary from state to state. Furthermore, since several products carried by the Company's distribution subsidiaries are controlled substances, the distribution subsidiaries are each required to detail and hold a Federal license for controlled substances from the Drug Enforcement Agency.

PRODUCT LIABILITY AND INSURANCE COVERAGE

     The Company presently maintains product liability insurance in the amount of $3,000,000 for its products presently being marketed. The Company presently maintains product liability insurance for those products in clinical investigations. Although, the Company intends to obtain product liability insurance prior to the commercialization of certain products which are not presently insured, there can be no assurance that the Company will obtain such insurance at favorable rates or, even if obtained, that any insurance will be adequate to cover potential liabilities.

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

RESEARCH AND DEVELOPMENT

     For the fiscal year ended December 31, 1997, the Company expended $3,220,283 on research and development activities. For the transition period ended December 31, 1996 the Company expended $1,092,253 on research and development activities. For the fiscal years ended June 30, 1996 and 1995, the Company expended $3,118,145 and $1,718,006, respectively, on research and development activities.

PATENTS AND PROPRIETARY TECHNOLOGY

     As part of its initial organization, the Company acquired several patents related to the polymer technologies. In addition, the Company has filed several U.S. and foreign patent applications for processes and products relating to its controlled release delivery systems, smoking cessation technology, nicotine detection product, bioresorbable bone cement product, its immunomodulator and tumor localization technologies. No assurance can be given that existing patent applications will be granted or that any patents, if issued, will provide the Company with adequate protection relating to the covered products, technology or processes.

     To date, the Company has received two U.S. patents related to its NicErase(R) technology covering: (i) the transdermal delivery system for the administration of lobeline as an aid to smoking cessation and (ii) sublingual tablet formulations. The Company has received a U.S. patent related to a controlled release delivery system for drug dependency. In April 1997, the Company received a notice of allowance from the U.S. patent office for the Company's pulsed release vaccine delivery technology. In January 1998, the company received a U.S. patent for its NicCheck(R) technology for the detection of nicotine and its metabolites in urine. Competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to the Company will not be infringed or circumvented by others or that others will not obtain patents that the Company would need to license or circumvent. There can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. In addition, there can be no assurance that the Company's patents, if issued, would be held valid by a court if challenged.

     The Company's generic and specialty pharmaceutical businesses rely upon unpatented trade secrets and proprietary technologies and processes. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or gain access to the Company's trade secrets or proprietary technology, or that the Company can meaningfully protect its right to unpatented trade secrets. The Company requires its employees, consultants and other advisors to execute confidentiality agreements. However, there is no assurance that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information. The manufacture and sale of certain products by the Company will involve the use of processes, products or information, the rights to certain of which are owned by others. Although the Company has obtained licenses with regard to the use of certain of such processes, products and information, there can be no assurance that such licenses will not be terminated or expire during critical periods, that the Company will be able to obtain licenses for other rights which may be necessary, or, if obtained, that such licenses will be obtained on commercially reasonable terms. If the Company is unable to obtain such licenses, the Company may have to develop alternatives to avoid infringing patents of others, potentially causing increased costs and delays in product development and introduction or precluding the Company from developing, manufacturing or selling its proposed products. Additionally, there can be no assurance that the patents underlying any such licenses will be valid and enforceable. To the extent any products developed by the Company are based on licensed technology, royalty payments on the licenses will reduce the Company's gross profit from such product sales and may render the sales of such products uneconomical.

     MycoDot(R), NicErase(R), MycoAKT(R), NicCheck(R) and OrthoDyn(R) are registered trademarks of the Company. Other trademarks included in this Report are the property of their respective owners.

EMPLOYEES

     As of March 20, 1998, the Company and its subsidiaries had 133 full-time employees, of whom 115 were employed in selling, general and administrative activities and 18 were employed in research and development and manufacturing of its products. Three of the Company's employees hold doctoral degrees. None of the Company's employees are represented by a union. The Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company maintains its principal executive offices at 840 Memorial Drive in Cambridge, Massachusetts. The premises, which consist of approximately 12,262 square feet of space, are leased from an unaffiliated party, for a term expiring on September 19, 2002.

     The Able Laboratories subsidiary is located at a 46,000 square foot leased manufacturing facility in South Plainfield, New Jersey. The premises are leased from an unaffiliated party for a term expiring on March 31, 2000.

     Superior is located in a 37,300 square foot facility in Cincinatti, Ohio. The property is leased from a partnership of three of Superior's former stockholders for a term expiring on March 31, 2015.

     GDI is located in a 11,000 square foot leased facility in Monroe, Louisiana. The property is leased from an unaffiliated party for a term expiring on August 31, 1998.

     The Company believes that its present facilities are adequate to meet its current needs. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the respective areas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the year ended December 31, 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Redeemable Common Stock Purchase Warrants ("Public Warrants") are traded principally on the Nasdaq SmallCap Market ("Nasdaq") under the symbols "DYGND" and "DYGNW," respectively, and on the Boston Stock Exchange under the symbols "DYG" and "DYGW," respectively. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices as reported on Nasdaq for the Company's Common Stock, Public Warrants and Class A Public Warrants.

                                                     COMMON            PUBLIC        CLASS A PUBLIC
                                                    STOCK(1)         WARRANTS(1)       WARRANTS(2)
                                                 ---------------   ---------------   ---------------
                                                  HIGH     LOW      HIGH     LOW      HIGH     LOW
                                                 ------   ------   ------   ------   ------   ------
Fiscal 1996
July 1 to September 30, 1995...................  $65.47   $16.25   $50.00   $ 5.00   $51.87   $10.00
October 1 to December 31, 1995.................   38.88    18.75    28.12    10.00    28.13     5.62
January 1 to March 31, 1996....................   36.56    23.13    24.37    13.12       --       --
April 1 to June 30, 1996.......................   31.87    21.25    25.00    11.25       --       --

Transition Period 1996
July 1 to September 30, 1996...................  $25.63   $15.00   $16.23   $ 8.74       --       --
October 1 to December 31, 1996.................   18.75    10.31    10.00     1.56       --       --

Fiscal 1997
January 1 to March 31, 1997....................  $24.69   $12.81   $15.00   $ 3.75       --       --
April 1 to June 30, 1997.......................   16.88     9.69     7.50     4.06       --       --
July 1 to September 30, 1997...................   10.63     3.75     5.94     0.63       --       --
October 1 to December 31, 1997.................    5.94     1.25     3.75     0.63       --       --

---------------
(1) Prices have been adjusted to reflect a one-for-ten reverse split of the Company's outstanding shares of common stock effective March 10, 1998.

(2) The Company's Class A Public Warrants in October 1995.

     On March 31, 1998, the last reported sale prices of the Company's Common Stock and Public Warrants as reported on Nasdaq were $0.56 and $.16, respectively.

     As of March 31, 1998, based upon information from the Company's transfer agent, there were approximately 739 holders of record of the Company's Common Stock. As of such date, the Company estimated that there are approximately 12,000 beneficial holders of the Company's Common Stock.

SALES OF UNREGISTERED SECURITIES

     Between October 10, 1997 and December 5, 1997, the Company sold 2,500 shares of Series A Preferred Stock and Common Stock Purchase Warrants to purchase an aggregate of 20,000 shares of Common Stock to unaffiliated accredited investors in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The firm of H.J. Meyers & Co., Inc. acted as placement agent for the sale of these securities. The Company received $250,000 in proceeds from the sale of the shares. The terms of the subscription provided that the shares of Series A Preferred Stock would be convertible into Common Stock at the lesser of (i) 120% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Securities and Exchange Commission (the "Commission") declared effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants or (ii) a discount on the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Series A Preferred Stock is converted. The terms of the warrants provided that they would be exercisable at a price equal to 120% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Commission declared effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants. See Note 13 to the financial statements included in this Report, entitled "Subsequent Events," for information relating to sales of unregistered securities during the first quarter of 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below has been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein.

                                          TRANSITION
                           YEAR ENDED    PERIOD ENDED                   YEARS ENDED JUNE 30,
                          DECEMBER 31,   DECEMBER 31,   -----------------------------------------------------
                              1997           1996          1996          1995          1994          1993
                          ------------   ------------      ----          ----          ----          ----
STATEMENT OF OPERATIONS
  DATA:
Revenues................  $ 13,920,904   $   359,908    $   555,745   $   497,553   $   437,005   $   883,910
Costs and Expenses......    24,087,512     4,687,745      5,899,650     3,836,295     4,264,141     4,388,575
Loss From Continuing
  Operations............   (12,241,278)   (4,306,140)    (5,097,419)   (3,042,383)   (3,645,804)   (3,405,387)
Loss From Discontinued
  Operations............            --            --             --            --       (14,945)      (48,095)
Net Loss................   (12,241,278)   (4,306,140)    (5,097,419)   (3,042,383)   (3,660,749)   (3,453,482)
Loss Per Share:
  From Continuing
     Operations.........         (3.82)        (1.50)         (2.09)        (1.44)        (2.21)        (2.64)
  From discontinued
     Operations.........                          --             --            --            --            --
  Net Loss..............         (3.82)        (1.50)         (2.09)        (1.44)        (2.21)        (2.64)
Weighted Average Number
  of Shares
  Outstanding...........     3,204,163     2,879,412      2,443,395     2,117,970     1,651,712     1,307,056

                               AT             AT                             AT JUNE 30,
                          DECEMBER 31,   DECEMBER 31,   -----------------------------------------------------
                              1997           1996          1996          1995          1994          1993
                          ------------   ------------      ----          ----          ----          ----
BALANCE SHEET DATA:
Total Assets............  $ 30,145,300   $ 7,463,149    $11,576,666   $ 5,114,021   $ 7,834,706   $ 5,602,289
Convertible Note Paya-
  ble...................       535,000     1,600,000      2,000,000            --            --            --
Long term debt..........       328,500            --             --            --            --            --
Warrant put liability...       750,594            --             --            --            --            --
Total Liabilities.......    26,723,486     2,409,133      2,733,032       587,207       420,964       441,171
Working Capital.........    11,711,296     5,502,295     10,203,693     4,102,747     6,967,894     4,584,747
Stockholders' Equity....     2,624,628     5,054,016      8,843,634     4,526,814     7,413,742     5,161,118

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Note: The information set forth below should be read in connection with the financial statements and notes thereto, as well as other information contained in this Report which could have a material adverse effect on the Company's financial condition and results of operations. The reader's attention is directed, in particular, to the matters described under the headings "Special Considerations" and "Risk Factors" contained elsewhere in this Report.

OVERVIEW

     The Company develops and markets proprietary and generic therapeutic and diagnostic products for the human health care market. The Company has begun expanding its business focus from being a development and licensing company to building a diversified health care company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals as well as the continued development of therapeutic and diagnostic products. The Company intends to implement this strategy through the acquisition of businesses, technologies and products that the Company believes are undervalued as well as through internal product development. In August 1996, the Company acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, the Company has purchased all of the outstanding shares of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceuticals.

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

  Results of Operations

  Year Ended December 31, 1997 as Compared with the Six-Month Period Ended December 31, 1996

     Revenues for the year ended December 31, 1997 were $14,009,730 versus $359,908 for the six-month Transition Period ended December 31, 1996. This increase of $13,323,758 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Able (acquired in August 1996) and Superior (acquired in June 1997). During the six-month Transition Period ended December 31, 1996, the Company was primarily a research and development company with limited reserves. The Company's revenues for the Transition Period were derived primarily from the post-acquisition sales of Able.

     Cost of product sales was approximately 97% of product sales for the year ended December 31, 1997 due to low production and sales levels at Able which did not support the fixed manufacturing costs of the Able facility. Cost of product sales for Superior for the year was approximately 81%. During the six-month Transition Period ended December 31, 1996, the cost of sales was 99% of product sales, again reflecting extremely low utilization of Able's manufacturing capacity.

     Research and development expenses for the year ended December 31, 1997 were $3,220,283 versus $1,092,253 for the six-month Transition Period ended December 1996. 1997 R&D expenses were primarily the result of the NicErase-SL Phase 3 clinical trials now concluded, and the NicErase-SL development program which has been discontinued. The Company is also developing several generic versions of branded pharmaceuticals to support its generic drug business.

     Selling, general and administrative expenses for the year ended December 31, 1997 were $7,611,578 versus $3,239,180 for the six-month Transition Period ended December 31, 1996. 1997 expenses were primarily attributable to acquisition and business development costs, compensation expense of $663,130 recognized from the issuance of stock options and warrants, and the inclusion in 1997 of selling, general and administrative expenses of the Company's subsidiary operations at Able and Superior.

     Investment income was $120,359 for the year ended December 31, 1997 as compared to $157,788 for the six-month Transition Period ended December 31, 1996, as the Company had less funds available for investment. Interest and financing expenses of $2,283,855 for the year ended December 31, 1997, compared to

$136,091 for the six-month Transition Period ended December 31, 1996, relate primarily to private placements of equity as well as private debt financing for the Superior acquisition.

  Six-Month Transition Period Ended December 31, 1996 Compared with the Six-Month Period Ended December 31, 1995

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

  Income Taxes

     There were no provisions for income taxes for the Transition Period and the six months ended December 31, 1995 due to operating losses incurred by the Company and valuation reserves applied against deferred tax assets. As of December 31, 1996 and December 31, 1995, for Federal and state income tax reporting purposes, the Company had net operating loss carry forwards of approximately $23,460,000 and

$19,270,000 respectively. In addition, the Company had Federal and state research tax credit carry forwards of approximately $583,000 and $120,000, respectively, available to reduce future tax liabilities.

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

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses for Fiscal 1996 were $2,685,000 versus $1,984,000 for Fiscal 1995, an increase of $701,000. Selling, general and administrative expenses increased in the following areas: staffing -- $355,000, investor relations -- $165,000, consulting -- $111,000 and legal -- $62,000. The increase in investor relations expenses is attributable to a new program designed to inform investors on corporate developments and strategy. Legal expenses increased primarily for assistance with certain licensing arrangements, regulatory issues, stock grants and options. The increase in staffing expenses is primarily due to the award of stock grants and options. Consulting expenses relate to assistance provided towards developing a strategy for business alliances for certain Company products.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had a working capital deficit of $12,790,390, compared to working capital of $3,902,295 at December 31, 1996. Cash and investment securities were $697,045 at December 31, 1997 compared to $5,117,000 at December 31, 1996. Working capital was used primarily to fund the Company's operating losses, including approximately $2,900,000 of operating losses of its Able subsidiary, as well as accounting charges in the amount of approximately $4,000,000 relating to contingent liabilities associated with the Superior acquisition and research and development costs of approximately $3,000,000. The Company expects its cash needs for the next 12 months to be approximately $7,000,000. Of this amount, approximately $3,000,000 is expected to be general and administrative and approximately $4,000,000 is expected to be for working capital. The Company expects to generate the needed cash through additional financing activities. If the Company is not able to raise the needed financing, it may need to seek the protection of the bankruptcy courts. See "Special Considerations -- Financial Condition of the Company" and "Risk Factors -- Financial Condition".

     In June 1997, the Company completed the acquisition of Superior Pharmaceutical Company, of Cincinnati, Ohio, for a purchase price of $6.5 million in cash, notes and stock. The Company guaranteed that the selling shareholders would receive at least $5,000,000 in the stock value as of June 1998. The agreement provides that the Company will make up any shortfall in this guaranteed stock value through the issuance of additional stock and cash. Superior markets and distributes generic prescription and over-the-counter pharmaceuticals to independent, chain and institutional pharmacies throughout the United States. The Company financed this acquisition by issuing Series A and Series B Preferred Shares which yielded $6,100,000 and subordinated debt of $3,000,000 obtained from two institutional lenders. The Company is currently trying to renegotiate its obligations to the selling shareholders of Superior. No assurance can be given that the Company will be successful in this effort. The Company also invested $1,500,000 in Superior towards working capital as required by the secured lender. Superior has a $9,000,000 secured revolving facility through Huntington National Bank, of Cincinnati, Ohio.

     Furthermore, subsequent to the acquisition of Superior in June 1997, Superior experienced loss of key personnel, declining revenues, erosion of margins and an overall decline in its business. These factors have resulted in the Company not meeting certain loan covenants stipulated by the secured and subordinated lenders. As a result, the secured lender has agreed to extend the credit line for the next 60 days and upon review of the Company's performance may consider further extension. The Company was unable to meet the third quarterly payment of $515,625 to the selling shareholders which was due on March 31, 1998. The agreement provides that the selling shareholders of Superior may draw this payment out of its operating cash flows provided that Superior and DynaGen meet the loan covenants. The Company is also in default of the $535,000 note which matured on February 2, 1998.

     The Company has begun initial discussions with the selling shareholders of Superior to renegotiate the payment of $5,000,000 in equity due in June 1998. While these discussions have been positive, there is no assurance that the parties will come to an agreement or that such an agreement, if reached, will be on terms favorable to the Company. Failure to reach an agreement will result in further defaults on the Company's loan covenants and may allow the selling shareholders certain rights under the purchase and sale agreement, including but not limited to the pledge of all of Superior's shares. While neither the selling shareholders and the secured lender or the subordinated lender have informed the Company of their intentions to exercise their rights under various agreements, there is no assurance that the Company will successfully renegotiate the covenants, come in compliance with the existing or proposed covenants and reclassify its obligations as either long-term debt or equity. In such circumstances, the Company will continue to show substantial working capital deficit and continue to be in default of its agreements. If the Company is not able to renegotiate the selling shareholders of Superior or renegotiate or meet its obligations to Huntington National Bank, the Company may need to seek the protection of the bankruptcy courts.

     The Company continues to operate its Able Laboratories, Inc. manufacturing facility for manufacture and distribution of generic drugs. In March 1997, the Company entered into an agreement with Kali Laboratories for development and clinical testing of certain prescription pharmaceuticals. Under this agreement, Kali would be reimbursed for its development efforts on a milestone basis and receive royalties from the sale of the products. Able has a working capital deficit and management expects Able will require approximately $4,000,000 in the next 12 months to continue operations. No assurance can be given that such financing will be available upon reasonable terms. If the Company cannot obtain sufficient financing or otherwise meet Able's requirements, the Company may be required to close that operation or seek protection of the bankruptcy courts.

     The Company's private placement of Series A and Series B Preferred Shares allowed investors to convert into shares of common stock at a floating discount to the market of approximately 25%. This investment, along with the outlicensing of the Company's lead product, NicErase-SL, and continued losses at both DynaGen and Able resulted in a severe negative impact on the Company's stock price. The stock price was further depressed due to below market conversions and selling of common shares by the investors of Series A and Series B Preferred Shares. As a result, the Company reached its limit of 75,000,000 authorized shares. On March 4, 1998, the Company held a special meeting of stockholders and approved a one for ten reverse split of its outstanding share. As a result, at the effective date of the reverse split, March 10, 1998, 75,000,000 shares of common stock, $0.01 par value per share, were authorized, and approximately 7,500,000 were issued and outstanding.

     Management has initiated intensive reviews of its operations and is implementing plans to cure defaults, raise additional equity, and improve the liquidity and cash resources for general working capital purposes. Specifically, at the corporate level, the Company has discontinued all R&D activity either through terminating the programs or outlicensing the products to other companies. The Company's lead product to date, NicErase-SL, has been licensed to Nastech Pharmaceutical, of Hauppauge, NY. The Company has reduced its workforce by approximately 40 employees through termination and attrition. The Company is also negotiating to sublease all or part of its current facilities in Cambridge, MA to further reduce its overhead expenses. In 1998, management expects to maintain a skeleton staff of approximately seven full-time and four part-time employees to manage the corporate functions of the Company. Management is also actively reviewing every cost center for further optimization and cost reductions.

     In November 1997, the Company initiated the same measures at its Able manufacturing facility. The Company has reduced its workforce by 50 percent through terminations and attrition. Management has actively initiated programs to increase sales of its products to existing customers and is seeking to bring back customers it has lost over the past two years. The Company is also renegotiating its development agreement with Kali Laboratories to minimize further cash outlays for product development. The Company has also received offers from two service contractors for clinical testing in return for deferred compensation, warrants and royalty payments on new products. The Company has also initiated a modest internal R&D program at Able to develop prescription drugs which do not require FDA approval. These "grandfathered" products are expected to generate revenues by December 1998. Management expects that given the capital resources, the operations at Able Laboratories could increase sales and result in marginal losses beginning in the year 1999.

     Management in conjunction with key personnel at Superior has implemented a program to reverse the decline in the general business of the Company. Specific actions taken at Superior include recruitment of key personnel, optimization of the product line, reduction in the G&A expenses and an aggressive program to seek competitive business in both the government as well as corporate sectors. Superior is also negotiating with its primary vendors' supply agreements on favorable terms which will improve the gross margins and make Superior more competitive in the marketplace.

     To date, the Company has met substantially all of its requirements for capital through the sale of its securities. The negative impact of the events in 1997 has therefore severely limited the Company's ability to raise further capital in a conventional sale of its securities. The Company plans to raise capital in order to finance the working capital requirements. There can be no assurance that the Company will be able to secure additional financing or that such financing will be available on favorable terms. Specifically, the Company is negotiating with an investment banker to provide the Company with intermediate financing. It is anticipated that this financing will be either repaid or converted into equity at the option of the Company at least 12 months from the closing. Management believes that any financing which will create short-term supply or additional common shares in the market would only result in further depression of the price, making it even further difficult to raise capital. Therefore, the Company intends to seek financing primarily from those sources who will be long-term investors. In view of the Company's current stock price and its financial condition, it is exceedingly difficult to find such investors. However, the Company has had limited and preliminary discussions with investors and the above-referenced investment banker and believes that the short-term financing could become available over the next several weeks. The Company plans to use the interim financing for general working capital, partial payment to the creditors and the limited internal R&D program at Able. If the Company cannot raise such financing, it may be forced to seek the protection of the bankruptcy courts. See "Special Considerations" and "Risk Factors -- Financial Condition."

     The Company is also pursuing additional sources of capital for the long-term needs of the Company. The Company has engaged a merchant banking firm to seek direct investments into its subsidiaries, specifically Able Laboratories, in return for equity and royalties. There is no assurance that such financing will be available, and if available will be on terms favorable to the Company. Furthermore, management has evaluated proposals which may include raising additional capital through the sale of registered securities. The Company has filed a registration statement on Form S-3 for the sale of Series D Convertible Preferred Shares. The registration statement has not been declared effective. The Company expects to raise substantial additional capital through this arrangement. If the Company cannot raise such financing, it may be forced to seek the protection of the bankruptcy courts. See "Special Considerations" and "Risk Factors -- Financial Condition."

     The Company has also been working with its trade creditors to reduce its obligations. A substantial majority of the creditors have accepted the Company's payments plans, which include periodic payments, discounts of amounts outstanding, and acceptance of Company shares.

                                  RISK FACTORS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-K that are not historical facts (including but not limited to, statements contained in "Item 1. Business" relating to the Company's strategy with respect to the development and marketing of the Company's products and to statements contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to liquidity and capital resources) constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-K, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

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

     Financial Condition. For the year ended December 31, 1997, the Company incurred net losses of approximately $12,241,278. For the three months ended March 31, 1998, the Company expects to incur substantial net losses. As of December 31, 1997, the Company had approximately $698,045 in cash and cash equivalents and a net worth of $2,624,628. The Company's current liabilities, as of such date, aggregated approximately $25,644,392. The Company expects its cash needs for the next twelve months to be approximately $7,000,000. The Company does not presently have adequate cash from operations to meet these needs. In order to meet its needs for cash to fund its operations, the Company must obtain additional financing and renegotiate the terms of its current arrangements with creditors. The Company is presently in default under a number of its arrangements, agreements and instruments with creditors, with the result that the Company's obligations under such agreements and instruments may be accelerated. If the Company is unable to obtain significant additional financing or to renegotiate its arrangements with existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Special Considerations -- Company's Common Stock May Be Delisted From Nasdaq Stock Market; "Management's Discussion and Analysis -- Liquidity and Capital Resources"; and the financial statements and notes thereto included as part of this Report.

     Ability to Continue As A Going Concern. The Company's independent auditors have issued an opinion on the financial statements of the Company, as of December 31, 1997 and for the year then ended which includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to the Company's ability to continue as a going concern are the following: the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency at December 31, 1997. In addition, the Company has debt obligations which are in default and a liability in connection with its acquisition of Superior Pharmaceutical Company, and the equity of Superior Pharmaceutical Company is restricted under the terms of Superior's loan agreement. These circumstance raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to secure significant additional financing or to renegotiate its agreements with its existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Special Considerations -- Company's Ability to Continue As A Going Concern"; "Management's Discussion and Analysis -- Liquidity and Capital Resources"; and the financial statements and notes thereto included as part of this Report.

     Common Stock Subject to Delisting From Nasdaq SmallCap Market. The Company has received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that it does not meet the applicable listing requirements and that the Company's Common Stock is therefore subject to delisting. The Company has contested the delisting of its securities in accordance with Nasdaq's procedures. The Company does not meet the Nasdaq listing requirements. Although Nasdaq has the discretion to grant exceptions to the listing requirements, there is no assurance that it will do so in the Company's case. The Company anticipates that, if its Common Stock is delisted from the Nasdaq SmallCap Market, it will continue to trade on the Boston Stock Exchange and may also be quoted on the OTC Bulletin Board. However, delisting of the Company's Common Stock from the Nasdaq SmallCap Market could have a material adverse effect on the liquidity of the Common Stock and on the Company's ability to raise capital necessary for the Company's continued operations. See "Special Considerations -- Company's Common Stock May Be Delisted From Nasdaq Stock Market."

     History of Losses; Anticipation of Future Losses. The Company has incurred operating losses since its inception and has an accumulated deficit of $35,615,716 as of December 31, 1997. The Company incurred a net loss of $(11,300,137) for the twelve months ended December 1997, as compared with a net 7,593,741 for the same period ended December 31, 1996. The Company incurred a net loss of $4,306,140 for the six months ended December 31, 1996, as compared with a net loss of $1,809,816 for the same period ended December 31, 1995. The Company incurred a net loss of $5,097,419 for the fiscal year ended June 30, 1996, compared with a net loss of $3,042,383 for the fiscal year ended June 30, 1995. Such losses have resulted principally from expenses incurred in research and development and from general and administrative costs associated with the Company's development efforts. In addition, the Company's Able subsidiary has incurred operating losses resulting primarily from insufficient revenues. The continued development of the Company's products will require the commitment of substantial resources to conduct further development and preclinical and clinical trials, and to establish manufacturing, sales, marketing, regulatory and administrative capabilities. The Company expects to incur substantial operating losses over the next several years as its product programs expand, various clinical trials commence and marketing efforts are launched. The amount of net losses and the time required by the Company to reach sustained profitability are highly uncertain, and to achieve profitability the Company must, among other things, successfully complete development of its products, obtain regulatory approvals, and establish manufacturing and marketing capabilities by itself or with third parties. There is no assurance that the Company will ever generate substantial revenues from its proprietary and generic products or achieve profitability.

     Future Capital Needs; Uncertainty of Additional Funding. It is anticipated that the Company will continue to expend significant amounts of capital to fund its research and development, clinical trials and generic pharmaceutical business and future acquisitions, if any. The Company's available working capital is inadequate for completion of the Company's development programs, and additional financing will be necessary for the continued support of the Company's proposed products and operations, including the establishment of manufacturing, marketing and distribution capabilities for its proposed products and the continued operations of Able, Superior and GDI. There can be no assurance that the Company will be able to secure additional financing or that such financing will be available on favorable terms. If the Company is unable to obtain such additional financing, the Company's ability to maintain its current level of operations would be materially and adversely affected and the Company will be required to reduce or eliminate its expenditures relating to its business.

     Risks Associated with Subsidiary Operations. The Company's results of operations depend to a large degree upon the performance of its subsidiaries, including its recently acquired subsidiaries Able, Superior and GDI. In its role as a holding company with respect to these subsidiaries, the Company is dependent on dividends or other intercompany transfers for funds from the subsidiaries to meet the Company's obligations. Agreements between the Company and certain of its creditors restrict the Company's ability to cause its subsidiaries to make such dividends or other intercompany transfers. Claims of creditors of the Company's subsidiaries, including trade creditors, will generally have priority as to the assets of such subsidiaries over the claims of the Company and the holders of the Company's indebtedness.

     Contingent Obligations with Respect to Superior Acquisition. The Company used a combination of cash, a note and 166,667 shares of Common Stock (after giving effect to a one-for-ten reverse split of the common stock outstanding) to acquire Superior in June 1997. The Agreement and Plan of Merger for the Superior acquisition provides that the Company is also obligated to issue to the former stockholders of Superior up to an additional 1,666,667 shares of Common Stock if on June 18, 1998 the Common Stock has not had an average closing bid price of at least $3.00 per share for the 10 previous trading days. The merger agreement provides further that if the Common Stock is not trading at least $1.50 per share, DynaGen shall pay to the former Superior stockholders in immediately available funds the difference between $1.50 and the then current trading price of its Common Stock for each of the 3,333,334 shares then held by the former Superior stockholders. If the Common Stock continued to trade at its present price of approximately $0.71 per share, the Company would become obligated to pay approximately $4,800,000 in cash to the former stockholders of Superior. There can be no assurance that the Common Stock will be traded at a price of $1.50 or greater as of June 18, 1998 or that the Company will have the ability to meet any future obligation to pay cash to the former Superior stockholders. The Company's inability to meet any such obligation or other fixed or contingent obligations of the Company as they become due could have a material adverse effect on the Company's ability to continue its operations.

     Uncertainties Related to NicErase. Under applicable law, the Company's current or future licensees will not be permitted to sell NicErase, and thus generate any revenue from their development of NicErase, unless they obtain the necessary regulatory approvals from the FDA for the commercial sale of that product. To obtain such regulatory approvals, the Company's current or future licensees must demonstrate to the satisfaction of the FDA, through preclinical studies and clinical trials, that NicErase is safe and effective. In light of the Company's recently completed pivotal Phase 3 clinical trial of NicErase-SL, which did not show statistically significant efficacy, the Company is unable to predict whether delivery formulations of lobeline other than sublingual will demonstrate acceptable safety and efficacy to obtain FDA approval. There can be no assurance that the Company's current or future licensees will be able to successfully formulate new delivery systems for lobeline, that such licensees will have sufficient technological or financial resources to initiate and complete the required clinical trials, or that such trials will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals or develop marketable products. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If any future clinical trials do not show NicErase to be safe and effective in any alternative delivery format, and if the Company's licensees are thus unable to commercialize NicErase, the Company will not realize any revenues from the NicErase product.

     Integration of Acquisitions. In August 1996, the Company acquired substantially all of assets of Able, in June 1997, the Company purchased all of the outstanding shares of Superior and in March 1998, the

Company acquired substantially all of the assets of GDI. There can be no assurance that the anticipated benefits from the acquisitions will be realized. Additionally, there can be no assurance that the Company will be able to effectively market the existing Able products, that it will obtain FDA approval to market additional generic drugs or that it will be successful in managing the combined operations. The integration of operations of the Company's subsidiaries requires substantial attention from management, many of whom have limited experience in integrating acquisitions. The diversion of management's attention, the process of integrating the businesses and any difficulties encountered in the transition process could cause an interruption of business, and could have a material adverse effect on the Company's operations and financial performance.

     Loss of key employees. The Company and its subsidiaries have in the past year experienced loss of key personnel due to layoffs and attrition. While the management believes that the remaining employees have adequately performed routine tasks, it will be necessary to fill several of these positions in the near term. There is no assurance that the Company will be able to attract and retain qualified employees and that the remaining employees will continue to perform these functions satisfactorily. The Company's inability to attract and retain qualified employees may result in further decline in Company's business and its financial condition.

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

     Limited Manufacturing Capability and Experience. The Company's NicCheck(R), MycoDot(R) and MycoAKT(R) products are currently made by licensed manufacturers. The Company intends to enter into licenses, joint venture and similar collaborative arrangements with third parties for the manufacture of other proprietary products and proposed products. There are no other such agreements and there can be no assurance that the Company will be successful in securing manufacturing agreements for its products or that such agreements will prove to be on terms favorable to the Company. In addition, the Company's dependence upon third parties for the manufacture of its products and proposed products could have an adverse effect on the Company's profitability and its ability to deliver its proposed products on a timely and competitive basis. To the extent that the Company attempts to manufacture any of its products, there can be no assurance that the Company will be able to attract and retain qualified manufacturing personnel, or build or rent manufacturing facilities.

     The Company's generic therapeutic products are manufactured at its Able Laboratories facility in South Plainfield, New Jersey. In order to maintain compliance with FDA Good Manufacturing Practices ("GMP") standards, the Company will have to make significant investments in its infrastructure and plant facility. The Company will need to raise capital to finance these investments and there can be no assurance that the Company will be able to obtain such financing or that such financing will be available on favorable terms. There can be no assurance that such capital expenditures and overhead costs will not have a material adverse effect upon the Company's ability to achieve profitability. There can be no assurance that the Company will retain the key employees it acquired in the Able acquisition.

     Limited Commercialization of Proprietary Products. The Company has commercially introduced and is currently marketing through distributors only three of its proprietary products, yielding limited revenues from the sale of these products. Historically, substantially all of the Company's revenues had been generated from research and development contracts and license fees. The Company's ability to achieve profitability will depend on its ability to develop and introduce commercially viable products, obtain regulatory approvals for these products and either successfully manufacture, market and distribute such products on its own or enter into collaborative agreements for product manufacturing, marketing and distribution. Many of the Company's proposed therapeutic and diagnostic products will require substantial further development, preclinical and clinical testing, and investment by the Company or third party licensees in manufacturing, marketing and sales infrastructures prior to their commercialization. No assurance can be given that the Company's development efforts will be successfully completed, that regulatory approvals will be obtained, or that these products, once introduced, will be successfully marketed.

     Potential Product Liability; Limited Insurance Coverage. The testing, marketing and sale of pharmaceutical products for human use entail inherent risks. Liability might result from claims made directly by consumers or by pharmaceutical companies or others selling the Company's products. The Company's Superior and Able subsidiaries presently carry product liability insurance in amounts that the Company believes to be adequate, but there can be no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. The Company intends to seek to obtain insurance coverage if and when its proposed products are commercialized but can give no assurance that it will be able to obtain such insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect the Company against such potential liability or at a reasonable cost. The obligation to pay any product liability claim or a recall of a product could have a material adverse affect on the business, financial condition and future prospects of the Company.

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

     With respect to the Company's generic therapeutic products, there can be no assurance that present and potential customers of Able and Superior will continue their recent buying patterns, and any significant delay or reduction in orders could have a material adverse effect on the Company's near-term business and results of operations.

     Regulation by Government Agencies. The Company's research, preclinical development, clinical trials, manufacturing and marketing of its proposed products are subject to extensive regulation by numerous governmental authorities in the United States (including the FDA), and other equivalent foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. There can be no assurance that the Company will be able to obtain the necessary approvals for clinical testing or for the manufacturing or marketing of its proposed products. Further, additional governmental regulation may be established which could prevent or delay regulatory approval of the Company's products. The regulatory process may delay for long periods, and ultimately prevent, marketing of new products or impose costly procedures that would have a materially adverse effect on the Company's business. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

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

     Early Stage of Product Development. Several of the Company's proposed products, including its specialty pharmaceuticals, are at an early stage of development. The Company does not expect that its early stage products will be available for a significant number of years, if at all. The early stage products will require significant research and development, and potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Potential products may be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to produce, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. There can be no assurance that the Company's or its collaborative partners' product development efforts will be successfully completed, that required regulatory approvals will be obtained or that any products, if introduced, will be successfully marketed or achieve customer acceptance.

     Uncertainty of Availability of Health Care Reimbursements. The ability of the Company to maintain profitability in Superior's generic distribution business or to commercialize its product candidates depends in part on the extent to which reimbursement for the cost of such products will be available from government health administration authorities, private health insurers and other organizations. Third party payors are attempting to control costs by limiting the level of reimbursement for medical products, including pharmaceuticals, which may adversely effect the pricing of the Company's product candidates. Moreover, health care reform has been, and may continue to be, an area of national and state focus, which could result in the adoption of measures which could adversely affect the pricing of pharmaceuticals or the amount of reimbursement available from third party payors. There can be no assurance that health care reimbursement laws or policies will not materially adversely affect the Company's ability to sell its products profitably or prevent the Company from realizing an appropriate return on its investment in product development.

     Uncertainties Related to Product Suppliers. Superior purchases its products from several pharmaceutical manufacturers. If a manufacturer is unable to supply a product or is unable to supply a product at a competitive price, Superior may lose revenues or experience significantly reduced gross profit margins. One or more of Superior's products could be subject to a manufacturer's product recall due to manufacturing defects or other reasons. Such recalls would result in lost revenues and additional costs to Superior. There can be no assurance that Superior can maintain a continuous and uninterrupted supply of products.

     Customer Concentration; Consolidation of Distribution Network. The distribution network for pharmaceutical products has in recent years been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses, thereby stimulating product returns to Superior. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of Superior's products, which could have a materially adverse effect on the Company's business, results of operations and financial condition.

     Volatility of Stock Price. The market for securities of technology companies, including those of the Company, has been highly volatile. The market price of the Company's Common Stock has fluctuated between $7.00 and $0.13 from January 1, 1993 to December 31, 1997 and was approximately $0.71 on March 24, and it is likely that the price of the Common Stock will continue to fluctuate widely in the future. Announcements of technical innovations, new commercial products, results of clinical trials, regulatory approvals, patent or proprietary rights or other developments by the Company or its competitors could have a significant impact on the Company's business and the market price of the Common Stock.

     Adverse Consequences Associated with the Obligation to Issue Substantial Shares of Common Stock Upon Conversion of Convertible Securities. As of March 24, 1998 the Company was obligated to issue approximately 101,935,000 shares of Common Stock for issuance upon the conversion or exercise of its outstanding warrants, rights, convertible preferred stock and a convertible note and 16,860,718 shares of Common Stock have been reserved for issuance to employees, officers, directors and consultants. The price which the Company may receive for the Common Stock issuable upon exercise of such options and warrants will, in all likelihood, be less than the market price of the Common Stock at the time of such exercise. Consequently, for the life of such options and warrants the holders thereof may have been given, at nominal cost, the opportunity to profit from a rise in the market price of the Common Stock.

     The exercise of all of the aforementioned securities may also adversely affect the terms under which the Company could obtain additional equity capital. In all likelihood, the Company would be able to obtain additional equity capital on terms more favorable to the Company at the time the holders of such securities choose to exercise them. In addition, should a significant number of these securities be exercised, the resulting increase in the amount of the Common Stock in the public market could have a substantial dilutive effect on the Company's outstanding Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

     Independent Auditors' Report

     Financial Statements:

          Consolidated Balance Sheets -- December 31, 1997 and 1996

          Consolidated Statements of Loss -- Year Ended December 31, 1997, Six Months Ended December 31, 1996 and 1995 and Years Ended June 30, 1996 and 1995

          Consolidated Statements of Changes in Stockholders' Equity -- Year Ended December 31, 1997, Six Months Ended December 31, 1996 and Years Ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flows -- Year Ended December 31, 1997, Six Months Ended December 31, 1996 and 1995 and Years Ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements

     Consolidated Financial Statements and Financial Statement Schedules as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are filed as exhibits hereto and listed in Items 14(a)(1) and
(2), and are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Cambridge, Commonwealth of Massachusetts on March 30, 1998.

                                          DYNAGEN, INC.

                                          By:       /s/ INDU A. MUNI
                                            ------------------------------------
                                                        Indu A. Muni

                                             President, Chief Executive Officer
                                                       and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated; and each of the undersigned officers and directors of DynaGen, Inc. hereby severally constitutes and appoints Dhananjay G. Wadekar and Dr. Indu A. Muni, and each of them singly, his true and lawful attorneys-in-fact and agents, with full power to them, and each of them singly, to sign for him, in his name in the capacity indicated below, all amendments to such report on Form 10-K, hereby ratifying and confirming his signature as it may be signed by his attorneys to such report and any and all amendments thereto.

                       NAME                                      CAPACITY                    DATE
                       ----                                      --------                    ----

             /s/ DHANANJAY G. WADEKAR                Chairman of the Board, Executive   April 15, 1998
---------------------------------------------------    Vice President and Director
               Dhananjay G. Wadekar

               /s/ DR. INDU A. MUNI                  President, Chief Executive         April 15, 1998
---------------------------------------------------    Officer, Treasurer, (Principal
                 Dr. Indu A. Muni                      Executive, Financial and
                                                       Accounting Officer) and
                                                       Director

            /s/ DR. F. HOWARD SCHNEIDER              Director                           April 15, 1998
---------------------------------------------------
              Dr. F. Howard Schneider

                /s/ STEVEN GEORGIEV                  Director                           April 15, 1998
---------------------------------------------------
                  Steven Georgiev

              /s/ DR. MICHAEL SORELL                 Director                           April 15, 1998
---------------------------------------------------
                Dr. Michael Sorell

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  DYNAGEN, INC.
  Cambridge, Massachusetts

     We have audited the accompanying consolidated balance sheets of DynaGen, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of loss, changes in stockholders' equity and cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynaGen, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency at December 31, 1997. In addition, the Company has debt obligations which are in default, a significant acquisition obligation in connection with its acquisition of a subsidiary, Superior Pharmaceutical Company ("Superior"), and restricted access to the cash and equity of Superior under the terms of Superior's loan agreement. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          WOLF & COMPANY, P.C.

Boston, Massachusetts
April 14, 1998

                                 DYNAGEN, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
ASSETS
(NOTE 6)
Current assets:
  Cash and cash equivalents (including interest-bearing
     deposits of $1,835,000 at December 31, 1996)...........  $   697,045    $ 2,112,300
  Investment securities available for sale at fair value
     (Note 3)...............................................           --      3,004,700
  Accounts receivable, net of allowance for doubtful
     accounts of $43,118 at December 31, 1997...............    3,152,779        261,932
  Rebates...................................................      713,976             --
  Inventory (Note 4)........................................    9,111,324        451,883
  Notes receivable (Note 8).................................      110,000        185,000
  Prepaid expenses and other current assets.................      147,972        295,613
                                                              -----------    -----------
     Total current assets...................................   13,933,096      6,311,428
                                                              -----------    -----------
  Property and equipment, net (Note 5)......................    1,772,878        673,969
                                                              -----------    -----------
Other assets:
  Customer lists, net of accumulated amortization of
     $1,361,200 (Note 2)....................................   12,250,800             --
  Goodwill, net of accumulated amortization of $22,751 (Note
     2).....................................................      363,468             --
  Patents and trademarks, net of accumulated amortization of
     $89,164 and $65,639....................................      345,381        265,840
  Deferred debt financing costs, net of accumulated
     amortization (Note 6)..................................      359,621        119,039
  Deposits and other assets.................................      322,870         92,873
                                                              -----------    -----------
     Total other assets.....................................   13,642,140        477,752
                                                              -----------    -----------
                                                              $29,348,114    $ 7,463,149
                                                              ===========    ===========

                                 DYNAGEN, INC.
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................  $   142,616    $        --
  Notes payable (Note 6)....................................    8,348,333             --
  Loan payable -- bank (Note 6).............................    6,584,710             --
  Accounts payable..........................................    6,390,421        712,239
  Accrued payroll and payroll taxes.........................       95,312         96,894
  Acquisition obligation (Note 2)...........................    4,083,000             --
                                                              -----------    -----------
     Total current liabilities..............................   25,644,392        809,133
  Warrant put liability (Note 6)............................      750,594             --
  Long term debt (Notes 6 and 13)...........................      328,500      1,600,000
                                                              -----------    -----------
     Total liabilities......................................   26,723,486      2,409,133
                                                              -----------    -----------
  Commitments and contingencies (Note 9)....................
Stockholders' equity (Notes 1, 2, 6, 9, 10 and 13):
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, 63,522 shares of Series A, B, C and G
     outstanding, (liquidation value $6,348,417):...........          635             --
  Common stock, $.01 par value, 75,000,000 shares
     authorized, 4,315,137, and 2,910,623 shares issued and
     outstanding............................................       43,151         29,106
  Additional paid-in capital................................   39,137,311     29,338,794
  Accumulated deficit.......................................  (36,556,469)   (24,315,191)
                                                              -----------    -----------
                                                                2,624,628      5,052,709
  Unrealized gain on investment securities available for
     sale (Note 3)..........................................           --          1,307
                                                              -----------    -----------
     Total stockholders' equity.............................    2,624,628      5,054,016
                                                              -----------    -----------
                                                              $29,348,114    $ 7,463,149
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.

                        CONSOLIDATED STATEMENTS OF LOSS

                                           YEAR ENDED        SIX MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,            YEARS ENDED JUNE 30,
                                          ------------   -------------------------   -------------------------
                                              1997          1996          1995          1996          1995
                                          ------------   -----------   -----------   -----------   -----------
                                                                      (UNAUDITED)
REVENUES (NOTE 11):
  Product sales.........................  $ 13,920,904   $   358,467   $    57,855   $   220,745   $   247,553
  Fees and royalties....................        88,826         1,441       275,000       335,000       250,000
                                          ------------   -----------   -----------   -----------   -----------
  Total revenues........................    14,009,730       359,908       332,855       555,745       497,553
                                          ------------   -----------   -----------   -----------   -----------
Costs and expenses:
  Cost of sales.........................    13,255,651       356,312        28,837        96,680       134,392
  Research and development..............     3,220,283     1,092,253     1,036,622     3,118,145     1,718,006
  Selling, general and administrative...     7,611,578     3,239,180     1,188,733     2,684,825     1,983,897
                                          ------------   -----------   -----------   -----------   -----------
  Total costs and expenses..............    24,087,512     4,687,745     2,254,192     5,899,650     3,836,295
                                          ------------   -----------   -----------   -----------   -----------
  Operating loss........................   (10,077,782)   (4,327,837)   (1,921,337)   (5,343,905)   (3,338,742)
                                          ------------   -----------   -----------   -----------   -----------
Other income (expense):
  Investment income, net................       120,359       157,788       111,521       367,715       296,555
  Interest and financing expense (Note
     6).................................    (2,283,855)     (136,091)           --      (121,229)         (196)
                                          ------------   -----------   -----------   -----------   -----------
  Other income (expense), net...........    (2,163,496)       21,697       111,521       246,486       296,359
                                          ------------   -----------   -----------   -----------   -----------
  Net loss..............................  $(12,241,278)  $(4,306,140)  $(1,809,816)  $(5,097,419)  $(3,042,383)
                                          ============   ===========   ===========   ===========   ===========
Net loss per share-basic (Note 1).......  $       4.48   $      2.44   $     (0.81)  $     (2.09)  $     (1.44)
                                          ============   ===========   ===========   ===========   ===========
Weighted average shares outstanding.....     3,204,163     2,879,412   2,221,765..     2,443,395     2,117,970
                                          ============   ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (NOTES 1, 2, 6, 9, 10 AND 13)

                                             PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                         -----------------------   --------------------     PAID-IN     ACCUMULATED
                                           SHARES       AMOUNT       SHARES     AMOUNT      CAPITAL       DEFICIT
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at June 30, 1994...............          --   $       --    2,117,454   $21,174   $19,300,479   $(11,869,249)
Exercise of stock options..............          --           --           50        1            374            --
Exercise of underwriters' warrants.....          --           --       27,345      274        128,483            --
Decrease in unrealized loss on
  investment securities................          --           --           --       --             --            --
Net loss for the year ended June 30,
  1995.................................          --           --           --       --             --    (3,042,383)
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at June 30, 1995...............          --           --    2,144,849   21,449     19,429,336   (14,911,632)
Exercise of underwriters' warrants.....          --           --       50,398      504         36,621            --
Exercise of public warrants............          --           --      324,449    3,244      3,851,963            --
Shares issued in private placements....   1,178,264    3,461,150      152,069    1,521      1,389,890            --
Conversion of preferred stock..........  (1,178,264)  (3,461,150)     161,283    1,613      3,459,537            --
Exercise of stock options..............          --           --        9,586       96          5,479            --
Employee stock and stock option
  grants...............................          --           --       11,725      117        558,740            --
Stock options issued for future
  services.............................          --           --           --       --         55,225            --
Stock issued for interest obligation...          --           --        1,641       16         37,317            --
Change in unrealized gain (loss) on
  investment securities................          --           --           --       --             --            --
Net loss for the year ended June 30,
  1996.................................          --           --           --       --             --    (5,097,419)
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at June 30, 1996...............          --           --    2,856,000   28,560     28,824,108   (20,009,051)
Exercise of stock options..............          --           --        8,177       82         16,418            --
Stock issued for interest obligation...          --           --        5,005       50         79,567            --
Stock options issued for services......          --           --           --       --         55,742            --
Conversion of note payable.............          --           --       41,441      414        362,959            --
Increase in unrealized gain on
  investment securities................          --           --           --       --             --            --
Net loss for the six months ended
  December 31, 1996....................          --           --           --       --             --    (4,306,140)
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at December 31, 1996                     --           --    2,910,623   29,106     29,338,794   (24,315,191)
Shares issued in private placements....      69,950          699      147,500    1,475      6,672,473            --
Stock issued for Superior
  acquisition..........................          --           --      166,667    1,667        915,333            --
Exercise of stock options..............          --           --          150        2          1,123            --
Issuance of common stock purchase
  warrants.............................          --           --           --       --            450            --
Delayed registration penalty...........          --           --           --       --       (328,500)           --
Stock options and warrants issued for
  service..............................          --           --           --       --        801,034            --
Stock issued for interest obligation...          --           --        6,418       64         59,774            --

Conversions of notes payable...........       5,015           50      113,959    1,140      1,495,163            --
Conversion of preferred stock..........     (11,443)        (114)     757,320    7,573         (7,459)           --
Stock issued for services..............          --           --      212,500    2,124        189,126            --
Decrease in unrealized gain on
  investment securities................          --           --           --       --             --            --
Net loss for the year ended December
  31, 1997.............................          --           --           --       --             --   (12,241,278)
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at December 31, 1997...........      63,522   $      635    4,315,137   $43,151   $39,137,311   $(36,556,469)
                                         ==========   ==========   ==========   =======   ===========   ============

                                           UNREALIZED GAIN
                                              (LOSS) ON
                                              INVESTMENT
                                         SECURITIES AVAILABLE
                                               FOR SALE            TOTAL
                                         --------------------   ------------
Balance at June 30, 1994...............         $(38,662)       $  7,413,742
Exercise of stock options..............               --                 375
Exercise of underwriters' warrants.....               --             128,757
Decrease in unrealized loss on
  investment securities................           26,323              26,323
Net loss for the year ended June 30,
  1995.................................               --          (3,042,383)
                                                --------        ------------
Balance at June 30, 1995...............          (12,339)          4,526,814
Exercise of underwriters' warrants.....               --              37,125
Exercise of public warrants............               --           3,855,207
Shares issued in private placements....               --           4,852,561
Conversion of preferred stock..........               --                  --
Exercise of stock options..............               --               5,575
Employee stock and stock option
  grants...............................               --             558,857
Stock options issued for future
  services.............................               --              55,225
Stock issued for interest obligation...               --              37,333
Change in unrealized gain (loss) on
  investment securities................           12,356              12,356
Net loss for the year ended June 30,
  1996.................................               --          (5,097,419)
                                                --------        ------------
Balance at June 30, 1996...............               17           8,843,634
Exercise of stock options..............               --              16,500
Stock issued for interest obligation...               --              79,617
Stock options issued for services......               --              55,742
Conversion of note payable.............               --             363,373
Increase in unrealized gain on
  investment securities................            1,290               1,290
Net loss for the six months ended
  December 31, 1996....................               --          (4,306,140)
                                                --------        ------------
Balance at December 31, 1996                       1,307           5,054,016
Shares issued in private placements....               --           6,674,647
Stock issued for Superior
  acquisition..........................               --             917,000
Exercise of stock options..............               --               1,125
Issuance of common stock purchase
  warrants.............................               --                 450
Delayed registration penalty...........               --            (328,500)
Stock options and warrants issued for
  service..............................               --             801,034
Stock issued for interest obligation...               --              59,838
Conversions of notes payable...........               --           1,496,353
Conversion of preferred stock..........               --                  --
Stock issued for services..............               --             191,250
Decrease in unrealized gain on
  investment securities................           (1,307)             (1,307)
Net loss for the year ended December
  31, 1997.............................               --         (12,241,278)
                                                --------        ------------
Balance at December 31, 1997...........         $     --        $  2,624,628
                                                ========        ============

          See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED        SIX MONTHS ENDED
                                                 DECEMBER 31,         DECEMBER 31,            YEARS ENDED JUNE 30,
                                                 ------------   -------------------------   -------------------------
                                                     1997          1996          1995          1996          1995
                                                 ------------   -----------   -----------   -----------   -----------
                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net loss.....................................  $(12,241,278)  $(4,306,140)  $(1,809,816)  $(5,097,419)  $(3,042,383)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Stock and stock options issued for
      services.................................       992,284        55,742            --       558,857            --
    Depreciation and amortization..............     1,714,250       129,558        32,440       125,610        64,195
    Amortization and accretion of (discounts)
      premiums on investment securities........       (10,152)      (31,497)      (19,539)     (134,474)      101,553
    Stock issued for interest obligation.......        59,838        79,617            --        37,333            --
    Write-off of patent costs..................            --            --            --        41,852        40,893
    (Increase) decrease in operating assets:
      Accounts receivable......................      (428,612)     (172,229)      (23,621)      (60,732)       30,518
      Rebates..................................      (215,672)           --            --            --            --
      Inventory................................    (1,268,351)     (138,583)           --            --            --
      Prepaid expenses and other current
        assets.................................       170,149        12,543      (947,227)      (57,780)       24,121
      Deposits and other assets................      (211,250)      (90,895)           --            --            --
    Increase (decrease) in operating
      liabilities:
      Accounts payable and accrued expenses....     4,521,843       142,068        (3,770)      329,858       (77,933)
      Deferred revenue.........................            --       (65,967)     (150,000)     (184,033)      250,000
                                                 ------------   -----------   -----------   -----------   -----------
        Net cash used for operating
          activities...........................    (6,916,951)   (4,385,783)   (2,021,533)   (4,440,928)   (2,609,036)
                                                 ------------   -----------   -----------   -----------   -----------
Cash flows from investing activities:
    Purchase of investment securities..........    (1,186,455)   (2,567,445)   (5,937,166)  (29,913,212)   (3,187,379)
    Proceeds from sales and maturities of
      investment securities....................     4,200,000     9,683,450     5,600,000    24,174,000     5,500,000
    Purchase of wholly-owned subsidiary........    (6,878,463)     (700,000)           --            --            --
    Purchase of property and equipment.........      (959,224)     (200,370)       (2,874)      (36,020)      (23,339)
    Patent and trademark costs.................      (103,067)           --       (32,867)      (72,611)      (69,293)
    Decrease in deposits.......................            --            --            --            --         9,325
    (Increase) decrease in notes receivable....        75,000      (110,000)           --       (75,000)           --
                                                 ------------   -----------   -----------   -----------   -----------
        Net cash provided by (used for)
          investing activities.................    (4,852,209)    6,105,635      (372,907)   (5,922,843)    2,229,314
                                                 ------------   -----------   -----------   -----------   -----------
Cash flows from financing activities:
  Net proceeds from stock warrants and
    options....................................         1,125        16,500     3,896,088     3,897,907       129,132
  Net proceeds from private stock placements...     6,775,920            --            --     4,852,561            --
  Net proceeds from debt placement.............     3,326,898            --            --     1,725,295            --
  Net repayments -- loan payable to bank.......       524,013            --            --            --            --
  Increase in bank overdraft...................       142,616            --            --            --            --
  Repayment of Superior notes payable..........      (416,667)           --            --            --            --
  Principal payments on capital lease..........            --            --            --            --        (5,824)
                                                 ------------   -----------   -----------   -----------   -----------
        Net cash provided by financing
          activities...........................    10,353,905        16,500     3,896,088    10,475,763       123,308
                                                 ------------   -----------   -----------   -----------   -----------
Net change in cash and cash equivalents........    (1,415,255)    1,736,352     1,501,648       111,992      (256,414)
Cash and cash equivalents at beginning of
  period.......................................     2,112,300       375,948       263,956       263,956       520,370
                                                 ------------   -----------   -----------   -----------   -----------
Cash and cash equivalents at end of period.....  $    697,045   $ 2,112,300   $ 1,765,604   $   375,948   $   263,956
                                                 ============   ===========   ===========   ===========   ===========
Supplemental cash flow information:
  Interest paid................................  $    574,300   $        --   $        --   $        --   $       196
Schedule of non cash investing and financing
  activities:
  On June 18, 1997, the Company purchased all
  of the common stock of Superior
  Pharmaceutical Company, Inc. for $16,250,000.
  In connection with the acquisition, non cash
  financing activities, liabilities assumed and
  goodwill were as follows:
    Fair value of assets acquired..............  $ 10,810,660
    Cash paid for common stock.................    (6,250,000)
    Common stock issued and acquisition
      obligation...............................    (5,000,000)
    Note payable issued, net of adjustment.....    (4,600,000)
    Liabilities assumed........................    (8,263,478)
                                                 ------------
    Goodwill and customer lists (exclusive of
      other acquisition costs of $694,890).....  $ 13,302,818
                                                 ============   ===========   ===========   ===========   ===========
Additional cash flow information is included in Notes 2 and
  6.

          See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business and Basis of Presentation

     The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") and its wholly-owned subsidiaries, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company ("Superior"), which is engaged in the distribution of generic pharmaceuticals BioTrack, Inc. and Apex Pharmaceuticals, Inc. which are developing diagnostic and therapeutic products. All significant intercompany balances and transactions have been eliminated in consolidation. In March 1998, the Company acquired Generic Distributors Limited Partnership which
is engaged in the distribution of generic pharmaceuticals. (see Note   )

  Going Concern

     The Company has incurred recurring losses from operations resulting in an accumulated deficit of $36,556,469 and a working capital deficiency of $12,711,276 at December 31, 1997. In addition, the Company is in default with respect to certain covenants in its debt agreements as follows:

          GFL Performance Fund Limited -- The Company issued a 8% Convertible Note to GFL Performance Fund in the amount of $2,000,000 in February, 1996. The balance of this note, $535,000 was due on February 7, 1998, however ,the lender granted an extension on the payment of this note. In connection with this extension the Company agreed to increase the principal amount due to $789,755. The Note and the increased amount are reflected as current liabilities in the balance sheet at December 31, 1997. (see Note 6)

          Sirrom Capital Corporation ("Sirrom") and Odyssey Investment Partners, L.P. ("Odyssey") -- The Company issued secured promissory notes in the aggregate principal amount of $3,000,000 on June 18, 1997 and were due June 17, 2002. In addition, the Company issued stock warrants to purchase in the aggregate 400,000 shares of the Company's common stock and granted Sirrom and Odyssey the right to sell to the Company the warrants (put warrants) under a put and substitution agreement. At the time of issuance, $702,000 of the proceeds was allocated to the put warrants, resulting in a discount on the promissory notes.

          The discount on the notes was being amortized to expense over the term of the promissory notes. The Company is in default of certain covenants in the loan agreement and has not obtained a waiver of the defaults from the lender. Accordingly, the total principal amount of the loan, $3,000,000, has been classified as a current liability and the unamortized discount on the loan has been charged to expense at December 31, 1997. (see Note 6)

          Superior Pharmaceutical Company -- The Company acquired Superior on June 18, 1997 for $16,500,000. The purchase price was paid as follows:
     $6,500,000 in cash, $5,000,000 of 9.5% secured promissory notes to the former Superior stockholders due in quarterly installments through June 30, 2000 and common stock of the Company with a guaranteed value of $5,000,000.

          The secured promissory notes were due on March 31, 1998 and the Company received a waiver and extension from the former stockholders of Superior. The full payment of principal and interest was extended to May 16, 1998. As a result, the total unpaid amount of the secured promissory notes $4,183,333 has been classified as a current liability.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

          The Company issued 1,666,667 shares of common stock to the former Superior stockholders on the closing date. The Agreement and plan of merger with the Superior stockholders provided that at the first anniversary of the closing, June 18, 1998, the Superior stockholders would receive an additional 1,666,667

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

     shares of common stock, if the Company's stock price was equal to or greater than $1.50. Any difference between the value of the stock received and the $5,000,000 guaranteed value is to be paid in cash.

          The market price of the Company's common stock at           was
     $          per share. The Company does not anticipate that the common stock price will reach the specified level of $1.50 by June 18, 1998. Accordingly, the Company has accrued a liability to the former Superior
     Shareholders in the amount of $          at December 31, 1997 and reduced
     the amount originally added to additional paid-in capital at the time of acquisition.

          The Huntington National Bank -- The Company's subsidiary, Superior has a line of credit with the Huntington National Bank in the amount of $9,000,000. At December 31, 1997, Superior is in default of certain loan covenants in the loan and security agreement with the bank. Superior is in negotiations with the bank with respect to the defaults, but has not received a waiver of the defaults at the present time.

          The Company has guaranteed the loan to the bank. The loan and security agreement with the bank requires the Company to achieve a tangible net worth, exclusive of the tangible net worth of Superior, of $4,000,000 which the Company has not achieved at December 31, 1997.

          The loan and security agreement with the bank allowed Superior to make distributions to the Company in amounts sufficient to enable the Company to pay the debt service due to the former shareholders of Superior, provided, however, that such permitted payments cannot be made by Superior in the event of a default.

MANAGEMENT PLANS

     Following are management's plans to improve the financial condition of the Company and cure defaults, obtain waivers wherever applicable and improve the overall financial condition of the Company. These plans are targeted to the specific areas listed below.

     GFL Performance Fund Limited -- The Company has received a waiver from GFL waiving the Company's payment obligation on February 7, 1996 (the maturity date) and extending the Note to February 7, 1999. The Company is negotiating with GFL to retire this debt through conversion into the common stock over the next several months. This will reduce or eliminate the cash payment obligation and reduce the total liabilities of the Company.

     Sirrom Capital Corporation -- The Company continues to make monthly payments of its obligations to Sirrom and Odyssey. The defaults under the loan agreements include the late filing of the Form 10-K and certain financial covenants which require the Company to be current on all of its other obligations.

     Management plans to improve upon its filing requirements by dedicating additional personnel to meet the reporting requirements. In addition, the Company is negotiating with the Selling Shareholders of Superior to extend the guaranteed stock payment due on June 17, 1998 which would require approximately $4,000,000 in cash. The Company has had preliminary discussions with Sirrom and Odyssey regarding the overall decline in Company's stock price and the effect on the Lenders Warrants. Management intends to discuss and negotiate with the Lenders opportunities for participation in the Company's overall plan which could restore the economic benefits and obtain to continued cooperation of the Sirrom and Odyssey.

     Superior Pharmaceutical Company -- The Company has obtained a waiver from the Selling Shareholders of Superior, waiving the payment obligation on the Note due on March 31, 1998. The Company is negotiating with the Selling Shareholders, alternate ways in which it can meet its obligation of generated stock payment on June 17, 1998. These proposed alternatives include, extension of the obligation, reduction or elimination of the cash payment in lieu of additional stock payment and converting the common stock

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

payment to convertible Preferred Stock. The Selling Shareholders have indicated their willingness to entertain the alternative offers and work with the management to come up with a comprehensive solution to the payment obligations which secures their benefits while allowing the Company to expand.

The Huntington National Bank

     The Company is in discussions with investment bankers to raise additional equity for its ongoing operations. The networth of the Company as per the financial statements is less than $4,000,000 as required in the Loan Agreement with Huntington. However, as per the Loan Agreement, in the part Huntington has considered subordinated debt, selling shareholder debt and the Equity line available to the Company under its Series D preferred shares as equity capital and therefore applicable towards the networth calculations. Assuming that Huntington Bank continues to allow this and that the Company is successful in obtaining additional financing, the networth deficiency will be corrected. In addition, the waiver of Superior Shareholders will, in managements view, eliminate the defaults of the covenants.

  Change in Year End

     On January 30, 1997, the Company adopted December 31 as its fiscal year end. The accompanying consolidated financial statements include audited financial statements for the year ended December 31, 1997, the six month transition period ended December 31, 1996 the years ended June 30, 1996 and 1995. Unaudited financial statements and the related notes thereto are presented for the six months ended December 31, 1995 for comparative purposes only. All adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the unaudited financial information, have been made.

  Reverse Stock Split

     On March 4, 1998 the Company's Stockholders approved a 1 for 10 a reverse stock split of the common shares. All common stock information presented has been retroactively adjusted to reflect the reverse stock split.

  Use of Estimates

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of rebates receivable and intangible assets and the valuation of equity instruments issued by the Company. Actual results could differ from those estimates.

  Cash Equivalents

     Cash equivalents include interest-bearing deposits with original maturities of three months or less.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  Investment Securities

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

  Rebates

     Rebates represent incentives provided by pharmaceutical suppliers based on purchases. Management has estimated its rebates based upon agreements and purchases during the year. Actual rebates could be different due to market volatility and whether the Company continues to use these suppliers.

  Inventory

     Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation expense is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the life of the related lease term.

  Customer Lists and Goodwill

     Customer lists and goodwill are being amortized over estimated lives of five and fifteen years, respectively. (See Note 2.)

  Patents, Trademarks and Deferred Debt Financing Costs

     Patent and trademark costs are amortized over a five-year period on a straight-line basis commencing on the earlier of the date placed in service or the date the patent or trademark is granted. Deferred debt financing costs are being amortized on a straight-line basis over the two-year term of the convertible note payable. The related amortization expense for the year ended December 31, 1997 was $99,888. The related amortization expense for the six months ended December 31, 1996 and 1995 was $73,107 and $10,792, respectively, and for the years ended June 30, 1996 and 1995 was $79,660 and $11,385, respectively.

  Revenue Recognition

     Revenues from product sales are recognized when products are shipped. Revenues from license fees and royalties are recognized as the terms of the agreements are met.

  Advertising Costs

     Advertising costs are charged to expense when incurred.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  Income Taxes

     Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss, capital loss and tax credit carry forwards to the extent their realization is more likely than not. The deferred tax expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This Statement encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to remain with the accounting in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The disclosure requirements of this Statement are effective for the Company's consolidated financial statements for the six months ended December 31, 1996. The pro forma disclosures include the effects of all awards granted on or after July 1, 1995. (See Note 10.)

  Earnings Per Share

     In February 1997, FASB issued SFAS No. 128, "Earnings per Share" which requires that earnings per share be calculated on a basic and a dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. The Statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior-period earnings per share data presented. Accordingly, the Company has restated all earnings per share data presented herein.

     For the year ended December 31, 1997, the six months ended December 31, 1996 and 1995, and the years ended June 30, 1996 and 1995, options applicable to
          ,           ,           ,           and           shares,
respectively, were anti-dilutive and excluded from the diluted earnings per share computations.

  Recent Accounting Pronouncements

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company will adopt these disclosure requirements beginning in the first quarter of 1998.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period. Management has not yet determined how the adoption of SFAS No. 131 will impact the Company's financial reporting.

2.  BUSINESS ACQUISITIONS

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

     On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three year notes and 166,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. DynaGen is obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock after twelve months if its common stock is not trading at an average of at least $3.00 per share for 10 consecutive trading days. If, immediately following the issuance of the additional 1,666,667 shares, DynaGen's common stock is not trading for at least $1.50 per share, DynaGen shall pay to the shareholders the difference between $1.50 and the then current trading price of its common stock for each of the shares issued. DynaGen is obligated to register the shares within eleven months after the closing of the acquisition. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000. The former shareholders of Superior, who remain as senior management at Superior, may also receive certain incentive payments based on Superior's performance during the three years following the closing of the acquisition. Dynagen contributed $1,750,000 in additional capital to Superior immediately following the closing.

     The Superior acquisition has been accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $13,612,000 of the purchase price to customer lists, which is being amortized on a straight-line basis over five years. Amortization of customer lists amounted to $1,361,700 for the year ended December 31, 1997. In

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

addition, the Company recorded goodwill of $386,219, which is being amortized on a straight-line basis over 15 years. Amortization expense for the year ended December 31, 1997 was $22,751.

     Unaudited proforma consolidated operating results for the Company, assuming the acquisitions of Able and Superior had been made as of the beginning of the fiscal year for each of the periods presented, are as follows:

                                                               TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1997           1996
                                                           ------------    -----------
Revenues...............................................    $ 26,019,467    $35,069,879
Net loss...............................................     (10,528,395)    (6,167,586)
Net loss per share.....................................

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

3.  INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities available for sale is as follows:

                                                             DECEMBER 31, 1996
                                            ---------------------------------------------------
                                                            GROSS        GROSS
                                             AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                               COST         GAINS        LOSSES        VALUE
                                            -----------   ----------   ----------   -----------
    U.S. Government agency obligations....  $1,499,696      $1,000      $    (71)   $ 1,500,625
    Corporate obligations.................   1,503,697         378            --      1,504,075
                                            -----------     ------      --------    -----------
                                            $3,003,393      $1,378      $    (71)   $ 3,004,700
                                            ===========     ======      ========    ===========

     There were no sales of securities available for sale during the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995.

4.  INVENTORY

     Inventory consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1997         1996
                                                              ----------    --------
Raw materials...............................................  $  311,166    $259,330
Work-in-progress............................................     136,240     163,847
Finished goods..............................................   8,663,918      28,706
                                                              ----------    --------
                                                              $9,111,324    $451,883
                                                              ==========    ========

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                               DECEMBER 31,
                                                         ------------------------     ESTIMATED
                                                            1997          1996       USEFUL LIVES
                                                         ----------    ----------    ------------
     Machinery and equipment...........................  $1,347,683    $  702,141       7 years
     Furniture, fixtures and computers.................   1,027,228       270,353     3-7 years
     Leasehold improvements............................     235,904        39,288     1-2 years
                                                         ----------    ----------
                                                          2,610,815     1,011,782
     Less accumulated depreciation and amortization....    (837,937)     (337,813)
                                                         ----------    ----------
                                                         $1,772,878    $  673,969
                                                         ==========    ==========

     Depreciation and amortization expense for the year ended December 31, 1997 was $230,411. Depreciation and amortization expense for the six months ended December 1996 and 1995 was $56,451 and $21,648, respectively and for the years ended June 30, 1996 and 1995 was $45,950 and $52,810 respectively.

6.  DEBT

     Notes payable consist of the following:

Convertible note payable....................................  $  535,000
Bridge loans................................................     630,000
Notes payable -- Superior Acquisition.......................   4,183,333
Senior subordinated debt....................................   3,000,000
                                                              ----------
                                                              $8,348,333
                                                              ==========

  Convertible Note Payable

     On February 7, 1996, the Company issued a $2,000,000 convertible note payable in connection with a private placement. The note matured on February 7, 1998 and bears interest at 8% per annum, with interest payable quarterly in cash or the Company's common stock. The note is convertible into shares of common stock at any time at the option of the investor at a rate of 67% of the five-day average of the closing bid price per share of the Company's common stock one trading day prior to the date the notice of conversion is received by the Company. The Company may require conversion of the note under certain circumstances. During the six months ended December 31, 1996, $400,000 of the note payable was converted for 41,441 shares of the Company's common stock and $36,627 of related deferred debt financing costs were charged to additional paid-in capital. During the year ended December 31, 1997, $1,065,000 of the note payable was converted for 98,959 shares of the Company's common stock and $79,235 of related deferred debt financing costs were charged to additional paid-in capital.

     Interest expense on the convertible note payable for the year ended December 31, 1997 was $45,640, for the six months ended December 31, 1996 was $74,282 and for the year ended June 30, 1996 was $63,999. Amortization expense on deferred debt financing costs for the year ended December 31, 1997 was $36,744, for the six months ended December 31, 1996 was $61,809, and for the year ended June 30, 1996 was $57,230.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  Bridge Loans

     On December 19,1997 DynaGen sold a subordinated note in the principal amount of $155,000 to a lender with an interest rate of 7% per annum. This unsecured note was payable in full with interest on January 18, 1998. In connection with this bridge loan, 150,000 shares of common stock of DynaGen were issued to the investor. This note was converted into common stock on March 25, 1998.

     On October 3, 1997, BioTrack, Inc. received $250,000 in a subordinated note from an employee of Superior at an interest rate of 18% per annum due on November 30, 1997. The due date on this note was extended to June 30, 1998. The proceeds were used as bridge-financing for BioTrack, Inc. and the investor has the option of converting the note into mezzanine financing for BioTrack or to be paid in full. This investor also received 10,000 shares of BioTrack common stock.

     In addition, four investors invested $175,000 in BioTrack in December 1997 at 10% interest due on February 12, 1998. In February 1998, $75,000 of these short-term loans were repaid in full with interest. These investors purchased 35,000 shares of BioTrack common stock for $1,750.

     In October 1997, Apex Pharmaceuticals Inc., received a $50,000 bridge loan at an interest rate of 12% per annum from a consultant, this loan is to be repaid by December 31, 1998, with interest.

     DynaGen obtained debt financing in the form of a bridge loan of $500,000, from a private investor at an interest rate of 7% per annum and due September 30, 1997 related to its Superior acquisition. In connection with this bridge loan, the Company has issued 150,000 shares of its unregistered common stock to the investor. On October 10, 1997, the bridge loan and all accrued interest was converted into 5,015 shares of Series B Preferred Stock in full satisfaction of the debt. An additional 150,000 shares of common stock was issued to the investor in connection with the conversion.

     Proceeds of $150,000 from the debt financing were allocated to the common stock based on the fair value of the common stock at June 18, 1997. The balance of the proceeds was allocated to the bridge loan. The debt discount of $150,000 on the bridge loan was fully amortized through December 31, 1997.

  Notes Payable -- Superior Acquisition

     In connection with the acquisition of Superior, the Company issued $5,000,000 in secured promissory notes payable to the former Superior stockholders. The notes are payable in quarterly installments of principal and interest over three years at an interest rate of 9.5% and are secured by a pledge of the Superior common stock. During the year ended December 31, 1997, the Company made principal payments of $416,667 on the notes. In addition, the notes were reduced by $400,000, due to a shortfall in the required net worth of Superior as of the acquisition date. The Company has classified the notes payable as a current liability on December 31, 1997 as it is currently unable to make the payments due on the notes and is therefore in default.

     As of December 31, 1997, amounts payable on the notes over the next three fiscal years are as follows:

                  YEAR ENDED DECEMBER 31,                       AMOUNT
                  -----------------------                     ----------
1997........................................................  $  433,333
1998........................................................   1,666,667
1999........................................................   1,666,667
2000........................................................     416,666
                                                              ----------
                                                              $4,183,333
                                                              ==========

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  Senior Subordinated Debt

     DynaGen obtained senior subordinated debt financing of $3,000,000 from two private investors bearing interest at 13.5% payable in monthly installments. The principal is payable upon maturity at the end of five years. The loan is secured by a first-lien security interest on the assets of DynaGen, a second-lien security interest on the assets of Superior and a second-lien interest in the pledge of the Superior common stock.

     DynaGen also issued to the investors warrants to purchase 400,000 shares of common stock of DynaGen at an exercise price of $.01 exercisable for five years. Under certain circumstances, the two investors may exchange the warrants to buy DynaGen common stock for warrants to purchase 15% of Superior's common stock at an exercise price per share of $0.1. In addition, these warrants are subject to put features under certain circumstances. Proceeds of $702,000 from this financing were allocated to the DynaGen stock warrants, based on their estimated fair value. This amount is reflected in the accompanying financial statements as a warrant put liability because the warrants are subject to a put which gives the holders the choice of a cash settlement under certain conditions. The put allows the holders to sell two-thirds of the warrants to the Company after three years for $667,000, and all of the warrants after five years for $1,500,000 unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value.

     The remaining proceeds from this offering $2,298,000 were allocated to the subordinated debt. The debt discount of $702,000 was being amortized, using the interest method, over the term of the debt. At December 31, 1997, the Company amortized the entire debt discount as the Company is in default under the terms of the debt agreement and the debt has been classified as a current liability.

  Loan Payable -- Bank

     Superior obtained a secured revolving line of credit of up to $7,500,000 from a bank to provide working capital for its general operations. Advances under the line of credit are subject to a borrowing base consisting of the sum of (I) 80% of Superior's eligible accounts receivable, plus (ii) 60% of Superior's eligible inventory.

     The advances under the line are secured by a first-lien security interest in all of the assets of Superior and are guaranteed by DynaGen. Superior may draw on the line of credit until April 5, 1998. Interest on the line of credit is based on the lower of the prime lending rate or LIBOR plus 2% (7.625% at December 31, 1997).

7.  INCOME TAXES

     There was no provision for income taxes for the year ended December 31, 1997, for the six months ended December 31, 1996 and 1995 and for the years ended June 30, 1996 and 1995 due to the Company's net operating losses. The difference between the statutory Federal income tax rate of 34% and the Company's effective tax rate is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

     The components of the net deferred tax asset are as follows:

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   ------------    -----------
    Deferred tax asset:
    Federal....................................................      11,477,000    $ 8,008,000
    State......................................................       2,634,000      1,986,000
                                                                   ------------    -----------
                                                                     14,111,000      9,994,000
    Valuation reserve..........................................     (14,111,000)    (9,994,000)
                                                                   ------------    -----------
    Net deferred tax asset.....................................    $         --    $        --
                                                                   ============    ===========

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

     The following differences give rise to deferred income taxes:

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   ------------    -----------
    Net operating loss carry forward...........................    $ 12,714,000    $ 9,185,000
    Research tax credit carryforward...........................         620,000        662,000
    Other......................................................         777,000        147,000
                                                                   ------------    -----------
                                                                     14,111,000      9,994,000
    Valuation reserve..........................................     (14,111,000)    (9,994,000)
                                                                   ------------    -----------
    Net deferred tax asset.....................................    $         --    $        --
                                                                   ============    ===========

     The increases in the valuation reserve are due to the Company's net operating losses.

     As of December 31, 1997, the Company has Federal and state net operating loss carryforwards of approximately $32,750,000 and $25,200,000, respectively. The Federal and state net operating loss carryforwards expire in varying amounts beginning in 2003 and 1998, respectively. In addition, the Company has Federal and state research tax credit carryforwards of approximately $583,000 and $56,000, respectively, available to reduce future tax liabilities. The Federal and state research tax credit carryforwards expire in varying amounts beginning in 2003 and 2006, respectively.

     Use of net operating loss and tax credit carryforwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.

8.  RELATED PARTY TRANSACTIONS

  Notes Receivable

     During the year ended June 30, 1996, the Company loaned $75,000 in the aggregate to an officer/director and an officer under notes which bear interest at 5.05% per annum. These notes were secured by common stock of the Company issuable on exercise of stock options held by the officers. In December 1997, the entire amount, including accrued interest of $6,676, was forgiven and the stock options were returned to the Company.

     In October 1996, the Company granted a $250,000 line-of-credit to each of two officer/directors which bear interest at 6.07% per annum and mature on October 4, 1998. These lines-of-credit are secured by common stock of the Company held by the officer/directors. At December 31, 1997 and 1996, borrowings of $110,000 were outstanding under the lines-of-credit.

     The Company recognized interest income on notes receivable of $10,464 during the year ended December 31, 1997 and $4,562 during the six months ended December 31, 1996. At December 31, 1997 and 1996, accrued interest receivable of $8,346 and $4,562, respectively, is included in the consolidated balance sheet.

  Accounts Payable

     In 1997, these officers/directors advanced an aggregate of $62,000 to the Company, towards working capital requirements. These advances do not bear any interest.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  Consulting Fees

     During 1996, the Company retained a consulting company for strategic marketing and business development. The chief executive officer of the consulting firm was also a director of the Company. During the

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

six months ended December 31, 1996 the Company paid the consulting firm $56,800 in fees. The consulting fees for the year ended December 31, 1997 were $15,678.

     The Company paid $495,000 towards finder's fees to a consulting firm relating to the acquisition of Superior. A former director of the Company was also a minority shareholder of this consulting firm at the time of the acquisition.

     The Company also entered into a marketing and business development agreement for some of its technologies with another consulting firm. A principal of this consulting firm is a director of the Company. During the year ended December 31, 1997, fees of $20,833 were paid to this consulting firm and during the six months ended December 31, 1996 the fees paid were $12,500.

     The Company retained a director as a consultant to assist with certain public and investor relations matters. During the years ended June 30, 1996 and 1995, the director was paid fees of $31,000 and $49,000, respectively.

     In the year ended December 31, 1997, the Company paid fees of $20,050 and for the years ended June 30, 1996 and 1995, $11,550 and $18,188, respectively to the spouse of an officer/director for research and development services.

9.  COMMITMENTS AND CONTINGENCIES

  Lease Agreements

     The Company leases offices and warehouse facilities under operating leases expiring in various years through 2014 that require the Company to pay certain costs such as maintenance and insurance. The main facility at Superior is rented from a related party. The related party rent was $162,000 for 1997.

     The following is a schedule of future minimum lease payments for all operating leases (with initial or remaining terms in excess of one year) as of December 31, 1997:

                            YEAR                                AMOUNT
                            ----                              -----------
1998........................................................  $   996,000
1999........................................................    1,003,000
2000........................................................    1,052,000
2001........................................................    1,054,000
2002........................................................      986,000
Thereafter..................................................    5,608,000
                                                              -----------
          Total minimum future lease payments...............  $10,699,000
                                                              ===========

     Rent expense, net of subleases for the year ended December 31, 1997 was $643,564 and for the six months ended December 31, 1996 and 1995 was $130,463 and $31,000 respectively. Rent expense for the years ended June 30, 1996 and 1995 was $61,366 and $71,031, respectively.

  Employment Agreements

     As of December 31, 1997, the Company has employment agreements with six officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Board of Directors.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  Consulting Agreements

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

10.  PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

  1992 Public Offering Warrants

     In October 1992, the Company completed a public offering which included redeemable common stock purchase warrants. Each warrant originally allowed the holder to purchase one share of common stock at a price of $65, subject to adjustment in certain instances, through September 24, 1995. As a result of subsequent debt and equity financings, the 91,780 warrants that remain outstanding have been adjusted to allow the holder to purchase 1.7 shares with each warrant at an exercise price of $39 per warrant. The Company has extended the expiration date of the warrants to September 24, 1998. During the year ended June 30, 1996, 220 warrants were exercised to purchase 330 shares of common stock. Net proceeds were $9,438.

  1994 Public Offering

     On March 23, 1994, the Company completed a public offering of 160,000 units at $45 per unit. Each unit consisted of four shares of common stock and two Class A redeemable common stock purchase warrants. Each warrant allowed the holder to purchase one share of common stock at a price of $12, subject to adjustment in certain instances, through March 16, 1999. Net proceeds of the offering after deduction of all expenses were $5,617,729.

     The underwriting agreement granted the underwriters warrants to purchase 16,000 units at $74.25 per unit, subject to adjustment in certain instances, during the period March 16, 1995 to March 16, 1999. The warrants contain, among other things, a net exercise feature.

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

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  1994 Public Offering Warrants

     In June 1995, 2,200 warrants issued to the underwriters of the 1994 public offerings were exercised at $74.25 per warrant. The Company received proceeds of $163,350 and issued the warrant holder 8,800 shares of common stock and 4,400 Class A redeemable common stock purchase warrants. In addition, in June 1995, 3,500 warrants issued to the underwriters of the 1994 public offering were exercised, using their net exercise feature, in exchange for 18,545 shares of common stock.

     During the period from July 1995 to November 1995, 10,300 warrants issued to the underwriters of the 1994 public offering were exercised to acquire 50,398 shares of common stock and 1,000 Class A redeemable common stock purchase warrants using their net exercise feature and payment to the Company of $37,125.

     In December 1995, the Company completed the redemption of the Class A redeemable common stock purchase warrants resulting in the purchase of 324,119 shares of common stock yielding net proceeds of $3,845,769 after deducting expenses. The remaining 1,280 unexercised warrants were redeemed by the Company for $.10 per warrant.

  Private Placements

     During the year ended June 30, 1993, the Company entered into two common stock private placement agreements and issued warrants to the placement agents to purchase 6,833 shares of common stock. The agents' warrants are exercisable over a four-year period commencing one year from the closing date and carry certain demand registration rights. The exercise price is subject to adjustment in certain instances. As a result of subsequent debt and equity financings, the warrant exercise price has been adjusted to $43.70 per share.

     On February 7, 1996, the Company raised $3 million in a private placement, from the sale to a single investor of 57,963 shares of common stock at a price of approximately $17.30 per share and the issuance of a $2 million convertible note. (See Note 6). Placement costs for this transaction were $421,157 of which $146,452 was charged to additional paid-in capital and $274,705 was capitalized as deferred debt financing costs. During the year ended December 31, 1997, $1,065,000 of this note was converted for 98,959 shares of common stock and $79,235 of related debt financing costs charged to additional paid-in-capital. During the six months ended December 31, 1996, $400,000 of the note was converted for 41,441 shares of common stock and $36,627 of related deferred debt financing costs were charged to additional paid-in capital.

     On February 21, 1996 and March 4, 1996, the Company issued, in private placements, an aggregate of 38,850 shares of common stock and 1,178,264 shares of Series A preferred stock for aggregate consideration of $3,500,000. Placement costs of $487,461 were charged to additional paid-in capital. The Series A preferred stock was convertible into common stock 100 days after initial issuance into that number of shares obtained by dividing the consideration paid for the preferred stock by 80% of the five-day average of the closing bid price per share of the common stock at the date of the conversion. Each share of preferred stock had a liquidation value equal to $2.9375, the consideration paid per share. In June 1996, the 1,178,264 shares of Series A preferred stock were converted into 161,283 shares of common stock based on the above formula.

     In February 1996, the Company issued, in a private placement, 55,256 shares of common stock for aggregate consideration of $1,000,000. Placement costs of $13,526 were charged to additional paid-in capital.

     During 1997, the Company sold 48,450 shares of Series A Preferred Stock and warrants to purchase 38,760 shares of Common Stock for $4,845,000. The Series A Preferred Stock has a stated dividend of $5.00 per share per annum. DynaGen is obligated to register the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants within 90 days after the issuance of the Preferred Stock. The exercise price of the warrants will be $3.87 per share based on the five trading days immediately

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

preceding December 4, 1997 on which date the registration statement is declared effective. The holders of Series A Preferred Stock have certain rights of first refusal on future equity financings.

     The Series A preferred stock may be converted into common stock at a conversion price equal to the lesser of 120% of the average closing bid price, as defined (the Series A Effective Price) or discounted percentages of the Series A Effective Price decreasing from 80% to 74% over time. During 1997, 11,443 shares of Series A Preferred Stock with accumulated dividends was converted into 757,320 shares of common stock. Any outstanding shares of the Series A Preferred Stock will be automatically converted to common stock two years from the issue date. The Company issued 100,000 shares to a placement agent in connection with placement fees for Series A Preferred Stock.

     In June 1997, the Company sold 7,500 shares of Series B Preferred Stock and 22,500 shares of common stock for $750,000 to a private investor. The Series B Preferred Stock has a stated dividend of $7.00 per share per annum. Additionally, a $500,000 bridge loan provided in June 1997 and accrued interest was converted to 5,015 shares of Series B Preferred Stock and 15,000 shares of common stock in October 1997 per the terms of the bridge loan. Upon liquidation, the Series B Preferred Stock ranks junior to the Series A Preferred Stock. DynaGen is obligated to register the 22,500 shares of common stock issued and the shares of common stock issuable upon conversion of the series B Preferred Stock within 50 days after the closing of the acquisition.

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

     During 1997, the Company issued 7,500 shares, $.01 par value, of Series C Preferred Stock and a Common Stock and a Common Stock Purchase Warrant to purchase 25,000 shares of common stock to a private investor for a purchase price of $750,000. The Series C Preferred Stock may be converted into common stock at a conversion price equal to the average trading value at the lesser of 125% of average closing bid of common stock as discounted percentages of Series C effective price of 80%.

     Effective December 31, 1997, the Company issued an 8% Debenture due April 19, 2009 for $328,500 to settle certain penalties related to delayed registration of the Series C Preferred Stock. The Debenture is repayable solely in common stock and may be converted at the trading value of company's stock, for five trading days preceeding the Conversion date.

     The Company issued 6,500 shares, $.01 par value, of Series C Preferred Stock in settlement of $650,000 of accrued expenses. These shares may be converted into common stock at market prices beginning in 90 days from issue date.

     The Series A, B and C Convertible Preferred Stock have conversion features that were "in the money" at the date of issue ("beneficial conversion feature"). These securities may be convertible into common stock at the discount percentages specified above. The beneficial conversion was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The intrinsic value was calculated at the date of issue of the Convertible Preferred Stock as the difference between the conversion price and the face value of the Common Stock into which the securities are convertible, multiplied by the number of shares

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

into which the security is convertible. A summary of the amounts allocated to the beneficial conversion feature as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                CONVERTIBLE PREFERRED STOCK                      1997         1996
                ---------------------------                   ----------    --------
Series A....................................................  $1,366,000    $865,000
Series B....................................................     374,000          --
Series C....................................................     178,000          --
                                                              ----------    --------
                                                              $1,918,000    $865,000
                                                              ==========    ========

     The discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and has been recognized as a return to the preferred shareholders from the date of issuance through the date the security is first convertible. The discounts of $1,918,000 and $865,000 were fully amortized at December 31, 1997 and 1996 by a charge against additional paid-in capital because the company had no accumulated earnings at those dates.

     The amortization of the discount has been reflected as a return to the preferred shareholders in the calculation of basic earnings per share.

  Bonus Compensation

     In February 1996, the Company granted to certain employees and a consultant, bonus compensation paid in the form of (1) 11,725 shares of common stock outside of the 1991 Stock Plan and the 1989 Stock Option Plan and (2) stock options under the 1991 Stock Plan for 6,500 shares of common stock at an exercise price of $.10 per share. The Company recognized $558,857 in compensation expense associated with the grants.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  Stock Option Plans

     The Company adopted the 1989 Stock Option Plan (the "1989 Plan") and reserved 60,000 shares of common stock for issuance to employees, officers, directors and consultants. Under the 1989 Plan, the Board of Directors will grant options and establish the terms of the options in accordance with plan provisions. The 1989 Plan options are exercisable for a period of ten years from the date of issuance. The following table summarizes the activity of options granted under the 1989 plan:

                                                                       YEARS ENDED JUNE 30,
                          YEAR ENDED       SIX MONTHS ENDED    -------------------------------------
                       DECEMBER 31, 1997   DECEMBER 31, 1996         1996                1995
                       -----------------   -----------------   -----------------   -----------------
                                WEIGHTED            WEIGHTED            WEIGHTED            WEIGHTED
                                AVERAGE             AVERAGE             AVERAGE             AVERAGE
                                EXERCISE            EXERCISE            EXERCISE            EXERCISE
                       SHARES    PRICE     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                       ------   --------   ------   --------   ------   --------   ------   --------
Outstanding at
  beginning of
  period.............  20,800    $8.80     22,000    $8.70     27,000    $7.10     27,000    $7.10
Granted..............     --        --        --        --        --        --        --        --
Canceled.............     --        --        --        --        --        --        --        --
Exercised............     --        --     (1,200)    7.50     (5,000)     .50        --        --
                       ------              ------              ------              ------
Outstanding at end of
  period.............  20,800     8.80     20,800     8.80     22,000     8.70     27,000     7.10
                       ======              ======              ======              ======
Exercisable at end of
  period.............  20,800     8.80     20,050     8.90     19,750     8.90     22,850     7.20
                       ======                                                      ======
Reserved for future
  grants at end of
  period.............     --                  --                  --                  --
                       ======              ======              ======              ======

     Information pertaining to options outstanding under the 1989 Plan at December 31, 1997 is as follows:

                                                                          OPTIONS EXERCISABLE
                                  OPTIONS OUTSTANDING                    ----------------------
                             ------------------------------   WEIGHTED                 WEIGHTED
                                           WEIGHTED AVERAGE   AVERAGE                  AVERAGE
                               NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
        EXERCISE PRICES      OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
        ---------------      -----------   ----------------   --------   -----------   --------
    $7.50-$8.80............    20,600         4.0 Years        $ 8.30      20,600       $ 8.30
    $58.70.................       200         3.6 Years         58.70         200        58.70
                                                                           ------
                               20,800         4.0 Years          8.80      20,800         8.80
                               ======                                      ======

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

     The Company adopted the 1991 Stock Plan (the "1991 Plan") and reserved 260,000 shares of common stock for issuance to employees, officers, directors and consultants. Under the 1991 Plan, the Board of Directors may grant options, stock awards and purchase rights, and establish the terms of the grant in accordance with the provisions of the plan. The 1991 Plan options are exercisable for a period of seven years from the date of issuance and certain options contain a net exercise provision. As of December 31, 1997, no stock awards or purchase rights have been granted under the 1991 Plan. The following table summarizes the activity of options granted under the 1991 Plan:

                                                                                            YEARS ENDED JUNE 30,
                                              YEAR ENDED        SIX MONTHS ENDED    -------------------------------------
                                          DECEMBER 31, 1997    DECEMBER 31, 1996          1996                1995
                                          ------------------   ------------------   -----------------   -----------------
                                                    WEIGHTED             WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE              AVERAGE             AVERAGE             AVERAGE
                                                    EXERCISE             EXERCISE            EXERCISE            EXERCISE
                                          SHARES     PRICE     SHARES     PRICE     SHARES    PRICE     SHARES    PRICE
                                          -------   --------   -------   --------   ------   --------   ------   --------
Outstanding at beginning of period......   79,790    $10.20     64,090    $10.40    60,910    $12.60    58,660    $11.80
Granted.................................   21,000      2.31     32,600     10.10    10,500      2.90    5,000      19.40
Canceled................................  (22,394)    10.00     (5,600)    18.10    (2,150)    52.90    (2,700)     8.50
                                                                                                        ------    ------
Exercised...............................     (150)     7.50    (11,300)     7.50    (5,170)     3.20      (50)      7.50
                                          -------              -------              ------              ------
Outstanding at end of period............   78,246      5.80     79,790     10.20    64,090     10.40    60,910     12.60
                                          =======              =======              ======              ======
Exercisable at end of period............   52,800      8.70     34,399     11.80    41,830     10.90    20,183     18.70
                                          =======              =======              ======              ======
Reserved for future grants at end of
  period................................  165,084               23,690              50,690              59,040
                                          =======              =======              ======              ======
Weighted average fair value of options
  granted during the period.............             $ 2.30               $12.30              $29.40                 N/A

     Information pertaining to options outstanding under the 1991 Plan at December 31, 1997 is as follows:

                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                             -------------------------              ----------------------
                                            WEIGHTED
                                             AVERAGE     WEIGHTED                 WEIGHTED
                                            REMAINING    AVERAGE                  AVERAGE
           EXERCISE            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
            PRICES           OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
           --------          -----------   -----------   --------   -----------   --------
    $.01-$.75..............    40,000       4.0 Years     $ 3.25      27,200       $ 2.80
    $1.31-$1.94............    18,246       5.3 Years       6.20       5,600         6.95
    $5.25-$6.25............    20,000         1 Years      25.60      20,000        25.60
                               ------                                 ------
                               78,246       3.8 Years       5.80      52,800         8.70
                               ======                                 ======

  Other Stock Options and Warrants

     On September 6, 1990, the Company's Board of Directors granted non-qualified stock options to purchase 45,000 shares of common stock at a price of $8.75 per share through September 2000, all of which are currently exercisable by a former director of the Company. In January 1993, the Company granted an option to purchase 2,000 shares of common stock at a price of $52.50 per share exercisable through January 15, 1999.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

     On November 20, 1995, the Company entered into a one-year investment banking agreement with the underwriter of the Company's prior public offerings. As compensation for services, the Company granted a warrant to purchase 40,000 shares of common stock at an exercise price of $25 per share. The warrant is exercisable through November 20, 2000. The shares underlying the warrant were registered on a Form S-3 registration statement declared effective on March 29, 1996. In September 1996, the Company and the underwriter amended the agreement, and the Company paid the underwriter $500,000 in consulting fees for services rendered.

     On July 24, 1996, the Company's Board of Directors granted non-qualified stock options to two directors of the Company to purchase an aggregate of 66,000 shares of common stock at an exercise price of $19.40 per share. These options are exercisable by the directors until July 24, 2003. On October 28, 1996, the Company's Board of Directors granted a non-qualified stock option to a director of the Company to purchase 33,000 shares of common stock at an exercise price of $13.10 per share. This option is exercisable by the director until October 28, 2003. The weighted average fair value of these options, estimated using the Black-Scholes option-pricing model, on the date of grant was $12 per share.

     On December 10, 1996, the Company granted warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $14.40 per share. These warrants are exercisable through December 31, 2003. The Company valued the warrants at $99,000 and is expensing the warrants over their vesting period. Expense for the year ended December 31, 1997 and the six months ended December 31, 1996 was $39,598 and $19,800, respectively.

     On August 28, 1997, the Company issued a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.15 per share as consideration of investment banking services rendered to the Company by an investment banker. The Company recognized compensation expense of $452,000 in the third quarter of Fiscal 1997 based on the fair value of the warrant.

  Stock-Based Compensation

     At December 31, 1997, the Company has two stock-based compensation plans and stock options issued outside of the plans, which are described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                        SIX MONTHS ENDED
                                                       YEAR ENDED         DECEMBER 31,      YEAR ENDED
                                                    DECEMBER 31, 1997         1996         JUNE 30, 1996
                                                    -----------------   ----------------   -------------
    Net loss:
      As reported.................................    $(12,241,278)       $(4,306,140)      $(5,097,419)
      Pro forma...................................     (12,555,111)       $(4,489,433)      $(5,146,869)
    Net loss per share:
      As reported.................................    $      (4.48)       $     (2.44)      $     (2.09)
      Pro forma...................................    $      (4.58)       $     (2.60)      $     (2.11)

     Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

     The fair value of each option grant under the 1991 Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively; dividend yield of 0%; risk-free interest rates of 6.5%, 6.5% and 6.4%; expected volatility of 80%, 80% and 80% and expected lives of 1.0, 3.8 and
3.9 years.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

     Weighted average assumptions used in valuing stock options issued outside of the plans during the six months ended December 31, 1996 were dividend yield of 0%; risk free interest rate of 6.8%; expected volatility of 81% and an expected life of 5 years.

Common Stock Reserved

     The Company has reserved common stock at December 31, 1997 as follows:

                                                                NUMBER OF SHARES
                                                                ----------------
Convertible note payable....................................        1,539,143
1992 public offering warrants...............................          256,984
Private placement agents' warrants..........................            6,833
Stock option plans..........................................          112,446
Superior Acquisition........................................        1,833,334
Preferred Stock Conversion..................................       10,745,916
Other stock options and warrants............................        2,366,062
                                                                   ----------
  Total.....................................................       16,860,718
                                                                   ==========

     The number of shares of common stock reserved in connection with the convertible note payable and convertible preferred stock is subject to adjustment (see Notes 6 and 14.)

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

                                   YEAR ENDED        SIX MONTHS ENDED
                                  DECEMBER 31,         DECEMBER 31,            YEARS ENDED JUNE 30,
                                  ------------   -------------------------   -------------------------
                                      1997          1996          1995          1996          1995
                                  ------------   -----------   -----------   -----------   -----------
Far East and Asia...............  $    31,970    $    68,815   $    39,812   $   183,706   $   185,997
United States...................   13,747,429        281,934         4,693        18,877        39,860
Europe..........................       11,542          7,403         5,622         8,466        16,462
Other...........................      129,963            315         7,728         9,696         5,234
                                  -----------    -----------   -----------   -----------   -----------
                                  $13,920,904    $   358,467   $    57,855   $   220,745   $   247,553
                                  ===========    ===========   ===========   ===========   ===========

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

     A summary of sales by product is as follows:

                                   YEAR ENDED        SIX MONTHS ENDED
                                  DECEMBER 31,         DECEMBER 31,            YEARS ENDED JUNE 30,
                                  ------------   -------------------------   -------------------------
                                      1997          1996          1995          1996          1995
                                  ------------   -----------   -----------   -----------   -----------
Diagnostic tests................  $   110,395    $    86,781   $    57,855   $   220,745   $   247,553
Generic pharmaceuticals.........   13,810,509        271,686            --            --            --
                                  -----------    -----------   -----------   -----------   -----------
                                  $13,920,904    $   358,467   $    57,855   $   220,745   $   247,553
                                  ===========    ===========   ===========   ===========   ===========

  License Fees and Royalties

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

  Segment Information

     The Company has two principal operating segments: the development and marketing of therapeutic and diagnostic products for the human health care market and the manufacture and distribution of generic pharmaceuticals through its recently acquired subsidiaries, Able Laboratories, Inc. and Superior Pharmaceutical Company. During the years ended June 30, 1996 and 1995, the Company's continuing operations consisted of the development and marketing of therapeutic and diagnostic products for the human health care market. Segment information is as follows:

                                                    THERAPEUTICS AND          GENERIC
                                                   DIAGNOSTIC PRODUCTS    PHARMACEUTICALS
                                                   -------------------    ---------------
    YEAR ENDED DECEMBER 31, 1997
    Operating revenues.........................        $   110,395          $13,810,509
    Operating loss.............................         (5,964,823)          (2,658,370)
    Identifiable assets........................            435,570           16,091,669
    Depreciation and amortization..............             37,539              192,872
    Capital expenditures.......................             41,765              929,964
    SIX MONTHS ENDED DECEMBER 31, 1996
    Operating revenues.........................        $    88,222          $   271,686
    Operating loss.............................        $(1,867,120)         $  (842,877)
    Identifiable assets........................        $   509,885          $ 1,410,679
    Depreciation and amortization..............        $    94,626          $    34,932
    Capital expenditures.......................        $    10,449          $   576,621

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

     Operating loss represents net sales less operating expenses for each segment, and excludes general corporate expenses and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that segment. General corporate assets consist principally of cash, investment securities, notes receivables, accrued interest receivable, certain office furniture and equipment, certain intangible assets and deferred debt financing costs.

12.  EMPLOYEE BENEFIT PLAN

     The Company has a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for the DynaGen and Able employees. Employees who have attained the age of 21 may elect to reduce their current compensation, subject to certain limitations, and have that amount contributed to the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan up to 25% of employee compensation, subject to certain limitations. Employee contributions to the 401(k) Plan are fully vested at all times and all Company contributions become vested over a period of six years. The Company has made no contributions to the 401(k) Plan as of December 31, 1997.

     Superior provides its employees with a Section 401(k) profit sharing plan. Eligible participants must be twenty-one years old and have worked for one year. Employer matching and profit sharing contributions are discretionary. At December 30, 1997, Superior matched $5,919 and contributed $18,208 in profit sharing.

13.  SUBSEQUENT EVENTS

     On August 20, 1997, the Company completed a placement of Series C and Series D Convertible Preferred Shares with an investor. At the time of the closing, the investor purchased 7,500 shares of Series C Preferred for $750,000. The purchase agreement provided that the Company may require the investor to purchase on a monthly basis tranches of Series D Preferred Shares in the amount of no less than $200,000 per month and on an optional basis no more than an additional $200,000 per month with certain exceptions. The Company is obligated to register for resale the shares of common stock issuable upon conversion of the Series C and D Preferred Stock. The Company also issued a stock purchase warrant to purchase 25,000 shares of its common stock in connection with this offering.

     Under the registration rights agreement, the Company was required to file registration of both Series C and D Preferred Shares within 45 days of the completion of the placement. The Company filed the registration statement in March 1998, but it has not been declared effective. In March 1998 the Company issued a warrant to the investor to purchase at any time in the next three (3) years 1% of the fully diluted issued and outstanding shares at the time of the exercise for $150,000.

     On March 19, 1998, the investor purchased an additional $500,000 of Series D Preferred Shares from the Company and waived certain restrictions which limited the drawdown to $400,000 per month.

     On February 26, 1998, the Company received $500,000 from the placement of a 7% convertible debenture from another investor. On March 30, 1998, the investor exchanged this debenture for a $500,000 tranche of Series D Preferred Shares and also received an 8% convertible debentures in the amount of $87,500. This debenture is convertible into common stock at the market price of the common stock on the date of the conversion.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

On March 31, 1998, the Company sold another tranche of $500,000 of Series D Preferred Stock, along with an 8% convertible debenture in the amount of $87,500 convertible into common stock at the market price, to another investor.

     During the months of February and March of 1998, the Chairman and Executive Vice President and the President and Chief Executive Officer of the Company and their family members advanced the Company $265,000 towards general working capital purposes. The loans carry no interest, are unsecured, and subordinated and can only be repaid through conversion into equity.

     On March 2, 1998, the Company through its subsidiary, Generic Distributions, Incorporated ("GDI"), completed the acquisition of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, and $1,050,000 in Series E Convertible Preferred Shares and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Preferred Shares are convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's Common Stock commencing 120 days after the closing. In connection with this transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan carries an interest of LIBOR plus 3%, is payable in quarterly installments of principal and interest and matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2 1/2%. The loans are secured by all of the assets of GDI and Able and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers which provide, among other things, for annual compensation and a signing bonus of 1400 shares of Series F Preferred Stock, convertible into $100,000 of the Company's Common Stock commencing 120 days after the closing.

     At a special meeting held on March 4, 1998, the stockholders approved a recapitalization effecting a one-for-ten reverse split of the Company's Common Stock. As a result of the stockholder vote, effective on the close of business March 10, 1998, the Company's authorized shares of Common Stock were 75,000,000 and the total number of shares of Common Stock outstanding were approximately 7,500,000.

     On March 24, 1998, the Company suspended conversions of its Series A and B Preferred Shares into the Company's common stock. The purpose of this suspension is to give the Company time to coordinate its efforts to negotiate orderly settlements of these outstanding convertible preferred shares.

     On March 30, 1998, the Board of Directors unanimously voted to issue options, warrants and the Company's common stock to several individuals and entities for services rendered to date and for future considerations. The Board also authorized the issuance of 800,000 shares for product development and FDA related consulting services to various entities. The Company granted warrants to purchase 650,000 shares to two consulting firms in connection with the Company's investor relations program. All of the above grants of shares, options and warrants are subject to vesting and may be canceled by the Board at its option.

     In March 1998, the Company received a letter from NASDAQ advising that the Company did not meet the minimum listing criteria and will be subject to delisting. The Company has responded to NASDAQ. To date, the Company has not been informed of a decision from NASDAQ concerning its continued listing.

     These events could cause the Company's results of operations to be substantially different from those described in the financial statements as of December 31, 1997. See the financial statements and notes thereto, particularly
Note 13 entitled "Subsequent Events," included as part of this Report.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1997 and 1996, the Company's financial instruments include investment securities which are carried at fair value (see Note 3), notes receivable (see Note 8) and debt obligations (see Note 6). The carrying value of the notes receivable approximate their fair value as these instruments bear interest and mature in less than one year. The fair value of the outstanding balance of the convertible note payable is approximately $799,000 and $2,786,000 at December 31, 1997 and 1996, respectively, based on the fair value of the common stock issuable on conversion of the note. The carrying value of other debt obligations approximate fair values based on their maturities and interest rates.

15.  QUARTERLY DATA (UNAUDITED)

     Summaries of operating results on a quarterly basis are as follows:

                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,               YEAR ENDED JUNE 30,
                                            YEAR ENDED                 -----------------   -------------------------------------
                                         DECEMBER 31, 1997                   1996                          1996
                               -------------------------------------   -----------------   -------------------------------------
                               FOURTH     THIRD    SECOND     FIRST    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                               QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net product sales............  $6,662     5,572    $1,230    $  457    $  299    $   59    $   70    $   93    $   39    $    19
License fees and royalties...      --        38        50         1         1        --        25        35        25        250
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total revenues...........   6,662     5,610     1,280       458       300        59        95       128        64        269
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Cost of sales................   6,402     4,645     1,255       454       331        25        22        46        21          8
Research and development.....     851       723     1,159       487       332       760     1,230       852       566        470
Selling, general and
  administrative.............   2,525     2,546     1,066     1,475     2,166     1,073       616       880       618        571
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total costs and
      expenses...............   9,778     7,914     3,980     2,416     2,829     1,858     1,868     1,778     1,205      1,049
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Operating loss...............  (3,116)   (2,304)   (2,700)   (1,958)   (2,529)   (1,799)   (1,773)   (1,650)   (1,141)      (780)
Other income, net............  (1,623)     (514)      (95)       69         1        21        74        62        57         54
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Net loss.................  $(4,739)  $(2,818)  $(2,795)  $(1,889)  $(2,528)  $(1,778)  $(1,699)  $(1,588)  $(1,084)  $  (726)
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Net loss per share...........  $(1.35)   $ (.87)   $ (.92)   $ (.63)   $ (.88)   $ (.62)   $ (.63)   $ (.61)   $ (.48)   $  (.34)
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Weighted average shares
  outstanding................   3,525     3,246     3,041     2,998     2,897     2,862     2,729     2,606     2,263      2,180
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Company, their ages and their positions held in the Company are as follows:

                    NAME                       AGE                   POSITION
                    ----                       ---                   --------
Dhananjay G. Wadekar.........................  44    Chairman of the Board, Executive Vice
                                                     President and Director
Dr. Indu A. Muni.............................  55    President, Chief Executive Officer,
                                                     Treasurer and Director
Dr. F. Howard Schneider(1)(2)................  58    Director
Steven Georgiev(1)(2)........................  64    Director
Dr. Michael Sorell...........................  51    Director
Peter J. Mione...............................  51    Vice President -- Clinical and
                                                     Regulatory Affairs

---------------

(1) Member of the Audit Committee.

(2) Member of the Executive Compensation Committee.

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

     Dr. F. Howard Schneider. Dr. Schneider has served as a director of the Company since September 1989, was Chairman of the Board of the Company from July 1990 until February 1991 and became Senior Vice President -- Technology effective June 1991 until his resignation in November 1997. Dr. Schneider was previously a partner and Senior Vice President of Bogart Delafield Ferrier, Inc. ("Bogart Delafield Ferrier"), a healthcare consulting firm that provides strategic consulting services to pharmaceutical and biotechnology companies. Dr. Schneider participated in the management buyout of Bogart Delafield Ferrier from its parent corporation, McCann Healthcare Group, a subsidiary of Inter Public Group.

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

     Peter J. Mione. Mr. Mione has served the Company as Vice President -- Clinical and Regulatory Affairs since November 1991 and initially as Manager of Regulatory Affairs from May 1989 to October 1991. Mr. Mione is responsible for monitoring clinical studies, preparation of protocols, and submission of data on the Company's proposed products to the FDA for approval. Prior to joining the Company, Mr. Mione was a independent consultant from October 1988 to April 1989 and served as Administrative Coordinator at Toxikon Corp. (from 1987 to 1988), a company providing toxicology study services. Prior thereto, Mr. Mione was Director of Regulatory Compliance at Genus Diagnostics, a manufacturer of diagnostic kits.

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

     Based solely on its review of the copies of such forms received by it, the Company believes that during the fiscal year all of its officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

SIGNIFICANT EMPLOYEES

     The Company also relies on the services of the following significant employees:

     Dennis B. Smith, age 42, has served as President and Chief Executive Officer of Superior Pharmaceutical Company since 1989. Prior to 1989, Mr. Smith was Business Development Vice President for Bioline Laboratories in 1988-1989. He was Director of Sales at Bioline Laboratories in 1987-1988. Prior to joining Bioline, Mr. Smith served as Midwest Region Sales Manager for Goldline Laboratories in 1985-1987. He was Field Sales Representative for Generix Drug Corporation in 1982-1985; Generix Drug was the precursor company to Goldline Laboratories. He served as a field sales representative for Cooper Drug Company in 1980-1982. Mr. Smith studied business management at Southern State College and at the University of Cincinnati.

     Eric C. Hagerstrand, age 50, founded Superior Pharmaceutical Company in 1986 and has served as Chairman, Director, and Chief Financial Officer since that time. He assumed the position of Chief of Operations in 1984. Mr. Hagerstrand was engaged in the private practice of law for twenty years prior to devoting his full time to Superior in 1994. He maintains full licensing and membership in the Ohio State Bar Association and the Cincinnati Bar Association. Mr. Hagerstrand graduated from Wittenberg University in 1969 with a major in economics and earned his law degree from the University of Cincinnati College of Law in 1974.

     Don Couvillon, age 50, founded Generic Distributors Incorporated, of Monroe, LA, in August 1985. From 1978 until 1989 he was the sole owner of a retail pharmacy, Don's Pharmasave. Prior to that, he worked in Eli Lilly and Company from 1976 to 1977. Mr. Couvillon obtained his degree in pharmacy from the NLU Pharmacy School in 1991.

     Dr. Saraswathy V. Nochur, age 37, became Director -- Diagnostic Products in February 1994 and previously served DynaGen as Product Manager -- Diagnostic Reagents from July 1991 to February 1994 and as Research Scientist from July 1989 to June 1991. Dr. Nochur initially served the Company as a consultant from March 1989 to July 1989. From October 1983 to December 1988, Dr. Nochur conducted research in connection with her doctoral dissertation at the Massachusetts Institute of Technology on the deregulation of cellulase and the optimization of ethanol production from cellulose. From 1982 to 1983, she was employed by Hoechst Pharmaceuticals where her work involved the development of immunodiagnostic products based on polyclonal antibody detection systems.

     Cynthia A. Kiley, age 37, has served DynaGen since inception, most recently as Director, Human Resources. She was Manager of Administrations from May 1992 to September 1993 and prior to that served as Office Manager. Ms. Kiley was Manager of Publications for Holometrix, Inc. from May 1988 to February 1989. From 1984 to May 1988, Ms. Kiley was responsible for publications management for Dynatech Scientific, Inc. Ms. Kiley received her Bachelor of Arts Degree in Biology from Emmanuel College.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company are not compensated for attending meetings of the Board of Directors. The Company has instituted a policy of paying directors who are not employees of the Company a participation fee of $1,000 for each meeting of the Board of Directors attended and for each committee meeting attended, up to a maximum of $1,000 per calendar day, regardless of how many meetings occur on one day. All directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings and other services as directors. Directors are entitled to receive stock options under the 1998 Stock Option Plan, the 1991 Stock Plan and the 1989 Stock Option Plan.

EXECUTIVE COMPENSATION COMMITTEE

     On July 24, 1996, the Board established an Executive Compensation Committee, of which Dr. Schneider and Mr. Georgiev are the current members. The Executive Compensation Committee reviews and sets cash and non-cash compensation for Dr. Muni and Mr. Wadekar and provides guidance to the Board of Directors on the cash and non-cash compensation payable to other officers and employees of the Company.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the compensation for services rendered in all capacities to the Company for the fiscal years ended December 31, 1997, June 30, 1996 and June 30, 1995 of (i) the Chief Executive Officer of the Company during 1997 and (ii) the other executive officers of the Company serving on December 31, 1997 whose salary and bonus for 1997 exceeded $100,000 (the "Named Executive Officers"):

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                       COMPENSATION      ------------
                                                     -----------------    SECURITIES     ALL OTHER
                 NAME AND                   FISCAL   SALARY(1)   BONUS    UNDERLYING    COMPENSATION
            PRINCIPAL POSITION               YEAR       ($)       ($)     OPTIONS(#)        ($)
            ------------------              ------   ---------   -----    ----------    ------------
Dr. Indu A. Muni..........................   1997    $124,300      --           --          252(2)
  President, Chief Executive Officer         1996     115,500      --           --          304(2)
  and Treasurer                              1995     115,500      --           --          304(2)

Dhananjay G. Wadekar......................   1997    $124,300      --           --          252(2)
  Executive Vice President                   1996     115,500      --           --          304(2)
                                             1995     115,500      --           --          304(2)

Dr. F. Howard Schneider...................   1997    $ 98,898      --           --          252(2)
  Senior Vice President -- Technology        1996     115,500      --       10,000          304(2)
                                             1995     115,500      --           --          304(2)

---------------

(1) Other than salary described herein, the Company did not pay any Named Executive Officer any compensation, including incidental personal benefits, in excess of 10% of such Named Executive Officer's salary.

(2) Amount represents the dollar value of group-term life insurance premiums paid by the Company for the benefit of the Named Executive Officer.

(3) Dr. Schneider resigned his position as Senior Vice President -- Technology on November 7, 1997. Dr. Schneider continues to serve on the Company's Board of Directors.

OPTION GRANTS

     No options were granted to any Named Executive Officer during fiscal 1997.

OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table sets forth certain information concerning the number and value of unexercised stock options held by the Named Executive Officers as of December 31, 1997. None of the Named Executive Officers exercised any stock options during fiscal 1997.

                                                NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                   OPTIONS HELD AT            IN-THE-MONEY OPTIONS HELD
                                                 DECEMBER 31, 1997(#)         AT DECEMBER 31, 1997($)(1)
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
Dr. Indu A. Muni...........................         --              --              --              --
Dhananjay G. Wadekar.......................         --              --              --              --
Dr. F. Howard Schneider....................    202,859              --         $ 1,100              --

---------------

(1) Value is based on the December 31, 1997 closing price on the Nasdaq SmallCap Market of $0.13 per share. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of shares.

EMPLOYMENT AND CONSULTING AGREEMENTS

     The Company has entered into employment agreements with Dr. Muni, the Company's President, Chief Executive Officer and Treasurer, Mr. Wadekar, the Company's Chairman of the Board and Executive Vice President, Dr. Schneider, the Company's Senior Vice President--Technology, also had a similar agreement until his resignation from his position on November 7, 1997. Dr. Muni's agreement expires in August 1998 and Mr. Wadekar's agreement expires in October 1998.

     For 1997, the Board of Directors and the Compensation Committee set Dr. Muni and Mr. Wadekar's annual base salaries at $145,000 and approved an arrangement whereby Dr. Schneider was paid an annual base salary of $116,000 for a four-day work week. In addition, each of Dr. Muni, Mr. Wadekar and Dr. Schneider have agreed that (i) during his respective period of employment with the Company and for a period of one year thereafter, he will not engage in any business activity engaged in or under development by the Company and (ii) for a period of three years following his respective period of employment, he will not engage in any activities for any direct competitor similar or related to those activities engaged in during the preceding two years of employment with the Company. In the event the Company terminates Dr. Muni's or Mr. Wadekar's employment without cause, the Company is obligated to pay to him an amount equal to three months base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors and the Compensation Committee were responsible for determining compensation of executive officers of the Company. During fiscal 1997, Drs. Muni and Schneider and Mr. Wadekar served on the Board of Directors. None of these three officers was present during discussion of and abstained from voting with respect to his own compensation as an executive officer of the Company. The Board of Directors did not grant any options to Drs. Muni or Schneider or Mr. Wadekar during fiscal 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the company's voting securities as of March 31, 1998, by (i) each person or entity known to the Company to own beneficially five percent or more of the Company's Series A Stock, Series B Stock, Series C Stock and Common Stock, (ii) each of the Company's directors, (iii) the Company's Principal Executive Officer and each of the other Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown.

                                                     SHARES BENEFICIALLY OWNED(1)
                                    ---------------------------------------------------------------
                                                                  SERIES A            SERIES B            SERIES C
                                         COMMON STOCK               STOCK               STOCK               STOCK
                                    -----------------------   -----------------   -----------------   -----------------
                                                 PERCENT(2)            PERCENT             PERCENT             PERCENT
                                      NUMBER      OF CLASS    NUMBER   OF CLASS   NUMBER   OF CLASS   NUMBER   OF CLASS
                                      ------     ----------   ------   --------   ------   --------   ------   --------
Dhananjay G. Wadekar..............   1,351,251       0.9%        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Indu A. Muni..................   1,137,252       0.7%        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. F. Howard Schneider...........     272,859(3)       *        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Steven Georgiev...................      82,500(4)       *        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Michael Sorell................      82,500(4)       *        --        --        --        --        --       --
 115 East 92nd Street
 New York, NY 10128
Sovereign Partners L.P............   1,133,947(9)     7.2%                           --        --        --       --
 Executive Pavilion
 90 Grove Street
 Ridgewood, Ct 06878
The Endeavor Capital Fund S.A.....   2,896,700(6)    16.5%                           --        --     7,500      100%
 c/o Endeavor Management
 14/14 Divrei Chaim St.
 Jerusalem 94479, Israel
Julius Baer Securities, Inc.......   2,002,610(7)    12.0%       --        --     7,500       100%       --       --
 As agent for certain
 non-U.S. persons
 330 Madison Ave.
 New York, NY 10017
GDLP..............................                               --        --                            --       --
 Mowrane
 2A
All directors and executive.......     303,736(8)     2.0%       --        --        --        --        --       --
 officers as group (6 persons)


                                        SERIES D                                   SERIES E
                                          STOCK                                      STOCK
                                    -----------------       COMMON STOCK       -----------------
                                             PERCENT    --------------------            PERCENT
                                    NUMBER   OF CLASS    NUMBER      PERCENT   NUMBER   OF CLASS
                                    ------   --------    ------      -------   ------   --------
Dhananjay G. Wadekar..............
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Indu A. Muni..................
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. F. Howard Schneider...........
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Steven Georgiev...................
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Michael Sorell................
 115 East 92nd Street
 New York, NY 10128
Sovereign Partners L.P............  5,000       50%
 Executive Pavilion
 90 Grove Street
 Ridgewood, Ct 06878
The Endeavor Capital Fund S.A.....  5,000       50%
 c/o Endeavor Management
 14/14 Divrei Chaim St.
 Jerusalem 94479, Israel
Julius Baer Securities, Inc.......
 As agent for certain
 non-U.S. persons
 330 Madison Ave.
 New York, NY 10017
GDLP..............................                      2,024,096(10)  12.1%   10,500     100%
 Mowrane
 2A
All directors and executive.......
 officers as group (6 persons)

---------------
  *  Less than one percent.

 (1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

 (2) Percentage ownership is based on 14,667,951 shares of Common Stock outstanding, plus securities deemed to be outstanding, with respect to individual stockholders, pursuant to Rule 13d-3(d)(1) under the Exchange Act.

 (3) Includes 202,859 shares issuable to Dr. Schneider pursuant to immediately exercisable stock options. Does not include 100 shares owned by Dr. Schneider's wife, of which he disclaims any beneficial interest or control.

 (4) Consists of 82,500 shares issuable pursuant to immediately exercisable stock options.

 (5) Represents shares issuable upon conversion of shares of Series A Stock. The terms of the Series A Stock prohibit the holder from converting shares of Series A Stock if such conversion would result in beneficial ownership of more than 4.9% of the outstanding Common Stock.

 (6) Represents shares issuable upon conversion of Series C and Series D Stock. The terms of the Series C and Series D Stock prohibit the holder from converting shares of Series A or Series C Stock if such conversion would result in beneficial ownership of more than 4.9% of the outstanding Common Stock.

 (7) Represents shares issuable upon an assumed conversion of Series B Stock. The terms of the Series B Stock prohibit the holder from converting shares of Series B Stock if such conversion would result in beneficial ownership of more than 4.9% of the outstanding Common Stock.

 (8) Includes 457,859 shares issuable pursuant to immediately exercisable stock options.

 (9) Represents shares issuable upon conversion of Series D Stock. The terms of Series D Stock prohibit the holder from converting shares of Series D Stock if such conversion would result in beneficial ownership of more than 4.9% of the outstanding Common Stock.

(10) Represents shares issuable upon conversion of Series E Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal 1996, the Company entered into a strategic marketing relationship for certain of the Company's technologies with Bogart Delafield Ferrier. In connection with this relationship, the Company paid to Bogart Delafield Ferrier during the calendar year 1996 $80,000 in fees plus $12,388 for expenses. Bogart Delafield Ferrier is also entitled to royalties of 1 1/2% of the dollar value of any transaction with respect to certain of the Company's technologies initiated with a pharmaceutical or managed care company between March 12, 1996 and December 31, 1996. No such transaction was initiated during this time period. Dr. Ferrier, who became a director of the Company in July 1996, is Chief Executive Officer and Chairman of Bogart Delafield Ferrier.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1.  Financial Statements:

          The following financial statements are filed as part of this report:

          Independent Auditors' Report

          Consolidated Balance Sheets -- December 31, 1997 and 1996

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

     3.  Index to Exhibits

     The following exhibits are filed as part of this report:

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
 2a      --   Asset Purchase Agreement, dated August 9, 1996, among
              DynaGen, Inc., Able Acquisition Corp., Able Laboratories,
              Inc. and Alpharma USPD Inc. (filed as Exhibit 2.1 to
              Registrant's Form 8-K dated August 19, 1996 and incorporated by reference).
 2b      --   Product supply Agreement, dated August 9, 1996, among
              DynaGen, Inc., Able Acquisition Corp. and Able Laboratories,
              Inc. (filed as Exhibit 2.2 to Registrant's Form 8-K dated
              August 19, 1996 and incorporated by reference).
 2c      --   Agreement and Plan of Merger among the Registrant, DynaGen
              Acquisition Corporation, Superior Pharmaceutical Company and
              the stockholders of Superior Pharmaceutical Company dated
              March 7, 1997 (filed herewith).
 3a      --   Certificate of Incorporation, as amended (filed herewith).
 3b      --   By-laws, as amended (filed as Exhibit 3b to Registrant's
              Registration Statement on Form S-1, No. 33-46445, and
              incorporated by reference).
 4a      --   Specimen Common Stock Certificate (filed as Exhibit 4a to
              Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
 4b      --   Specimen Warrant Certificate (filed as Exhibit 4b to
              Registrant's Registration Statement on Form S-1, No.
              33-46445, and incorporated by reference).
 4c      --   Form of Warrant Agreement (filed as Exhibit 1d to
              Registrant's Registration Statement on Form
              S-1, No. 33-46445, and incorporated herein by reference).
 4d      --   Subscription Agreement between the Registrant and GFL
              Performance Fund Limited, dated January 31, 1996 (filed as
              Exhibit 4b to Registrant's Registration Statement on From
              S-3 (File No. 333-1748) and incorporated herein by
              reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
 4e      --   Note Purchase Agreement between the Registrant and GFL
              Performance Fund Limited, dated January 31, 1996 (filed as
              Exhibit 4c to Registrant's Registration Statement on Form
              S-3 (File No. 33-1748) and incorporated herein by
              reference).
 4f      --   Convertible Note issued by the Registrant to GFL Performance
              Fund Limited, dated February 7, 1996 (filed as Exhibit 4d to
              Registrant's Registration Statement on Form S-3 (File No.
              333-1748) and incorporated herein by reference).
 4g      --   Registration Rights Agreement between the Registrant and GFL
              Performance Fund Limited, dated February 7, 1996 (filed as
              Exhibit 4e to Registrant's Registration Statement on Form
              S-3 (File No. 333-1748) and incorporated herein by
              reference).
 4h      --   Offshore Securities Subscription Agreement between the
              Registrant and Julius Baer Securities Inc., dated February
              16, 1996 (filed as Exhibit 4e to Registrant's Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).
 4i      --   Offshore Securities Subscription Agreement between the
              Registrant and Julius Baer Securities Inc., dated February
              29, 1996 (filed as Exhibit 4f to Registrant's Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).
 4j      --   Registration Rights Agreement between the Registrant and
              Julius Baer Securities Inc., dated February 16, 1996 (filed as Exhibit 4g to Registrant's Current Report on Form 8-K
              dated February 2, 1996 and incorporated herein by
              reference).
 4k      --   Registration Rights Agreement between the Registrant and
              Julius Baer Securities Inc., dated February 29, 1996 (filed as Exhibit 4h to Registrant's Current Report on Form 8-K
              dated February 2, 1996 and incorporated herein by
              reference).
 4l      --   Investment Banking Agreement between the Registrant and H.
              J. Meyers & Co., Inc., dated November 20, 1995 (filed as
              Exhibit 4f to Amendment No. 1 to Registrant's Registration
              Statement on Form S-3, No. 333-1748, and incorporated herein by reference).
 4m      --   Amendment No. 1 to Investment Banking Agreement between
              Registrant and H.J. Meyers & Co., Inc. dated September 23,
              1996 (filed as Exhibit 4m to Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and
              incorporated by reference).
 4n      --   Common Stock Purchase Warrant issued by the Registrant to H.
              J. Meyers & Co., Inc., dated November 20, 1995 (filed as
              Exhibit 4g to Amendment No. 1 to Registrant's Registration
              Statement on Form S-3, No. 333-1748, and incorporated herein by reference).
 4o      --   Form of Warrant Agent Agreement (filed as Exhibit 4g to
              Registrant's Registration Statement on Form S-1, No.
              33-71416, and incorporated by reference).
 4p      --   Common Stock Purchase Warrant issued by Registrant to Zach
              Spigelman dated December 10, 1996 (filed as Exhibit 4p to
              Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).
 4q      --   Common Stock Purchase Warrant issued by Registrant to Rich
              Theriault dated December 10, 1996 (filed as Exhibit 4q to
              Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).
 4r      --   Common Stock Purchase Warrant issued by Registrant to Shawn
              Basu dated December 10, 1996 (filed as Exhibit 4r to
              Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).
 4s      --   Common Stock Purchase Warrant issued to Leonardo G. Zangani dated January 15, 1997 (filed as Exhibit 4s to Registrant's
              Transition Report on Form 10-K for the period ended December
              31, 1996, and incorporated by reference).
 4t      --   Registration Rights Agreement dated June 18, 1997 among
              DynaGen and Eric Hagerstrand, Dennis Smith and Thomas
              Canning (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by
              reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
 4u      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Eric C. Hagerstrand (filed as Exhibit 4.2 to
              Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4v      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Dennis B. Smith (filed as Exhibit 4.3 to
              Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4w      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Thomas L. Canning (filed as Exhibit 4.4 to
              Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4x      --   Pledge Agreement dated June 18, 1997 among DynaGen and Eric
              Hagerstrand, Dennis Smith and Thomas Canning (filed as
              Exhibit 4.5 to Registrant's Current Report on Form 8-K dated
              June 18, 1997, and incorporated by reference).
 4y      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Sirrom (filed as Exhibit 4.6 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4z      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Odyssey (filed as Exhibit 4.7 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4aa     --   Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.8 to Registrant's Current
              Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4bb     --   Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Odyssey (filed as Exhibit 4.9 to Registrant's Current
              Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4cc     --   Pledge and Security Agreement dated June 18, 1997 issued by
              DynaGen to Sirrom (filed as Exhibit 4.10 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4dd     --   Subordinated Note dated June 18, 1997 issued by DynaGen to
              Coutts & Co. AG (filed as Exhibit 4.11 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4ee     --   Bridge Financing Purchase Agreement dated June 16, 1997
              between DynaGen and Coutts & Co. AG (filed as Exhibit 4.12 to Registrant's Current Report on Form 8-K dated June 18,
              1997, and incorporated by reference).
 4ff     --   Securities Purchase Agreement dated June 16, 1997 among
              DynaGen and the purchasers of Series A Preferred Stock
              (filed as Exhibit 4.14 to Registrant's Current Report on
              Form 8-K dated June 18, 1997, and incorporated by
              reference).
 4gg     --   Registration Rights Agreement dated June 16, 1997 among
              DynaGen and the purchasers of Series A Preferred Stock
              (filed as Exhibit 4.15 to Registrant's Current Report on
              Form 8-K dated June 18, 1997, and incorporated by
              reference).
 4hh     --   Form of Common Stock Purchase Warrant dated June 18, 1997
              issued by DynaGen to the purchasers of Series A Preferred
              Stock (filed as Exhibit 4.16 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by
              reference).
 4ii     --   Securities Purchase Agreement dated June 17, 1997 between
              DynaGen and Julius Baer Securities Inc. as agent for certain
              non-U.S. persons (filed as Exhibit 4.18 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4jj     --   Registration Rights Agreement dated June 17, 1997 between
              DynaGen and Julius Baer Securities Inc. as agent for certain
              non-U.S. persons (filed as Exhibit 4.19 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4kk     --   Stock Purchase Warrant dated June 18, 1997 issued by
              Superior to Sirrom (filed as Exhibit 4.20 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
 4ll     --   Stock Purchase Warrant dated June 18, 1997 issued by
              Superior to Odyssey (filed as Exhibit 4.21 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4mm     --   Revolving Note dated June 18, 1997 issued by Superior to
              Huntington National Bank (filed as Exhibit 4.22 to DynaGen's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4nn     --   Common Stock Purchase Warrant dated April 29, 1997 issued by
              DynaGen to Kali Laboratories, Inc. (filed as Exhibit 4u to
              Registrant's Report on Form 10-Q for the period ended June
              30, 1997 and, incorporated by reference).
 4oo     --   Form of Securities Purchase Agreement among the Company and the purchasers of Series A Preferred Stock filed as Exhibit
              4a to the Company's Report on Form 10-Q for the period ended
              September 30, 1997 and incorporated herein by reference).
 4pp     --   Master Registration Rights Agreement dated August 6, 1997
              among the Company and the purchasers of Series A Preferred
              Stock filed as Exhibit 4b to the Company's Report on Form
              10-Q for the period ended September 30, 1997 and
              incorporated herein by reference).
 4qq     --   Form of Common Stock Purchase Warrant issued by the Company to the purchasers of Series A Preferred Stock (filed as
              Exhibit 4.16 to the Registrant's Current Report on Form 8-K
              dated June 18, 1997, and incorporated by reference).
 4rr     --   Stock Purchase Agreement dated August 21, 1997 between the
              Company and Endeavour Capital Fund S.A. filed as Exhibit 4d to the Company's Report on Form 10-Q for the period ended
              September 30, 1997 and incorporated herein by reference).
 4ss     --   Registration Rights Agreement dated August 21, 1997 between the Company and Endeavour Capital Fund S.A. filed as Exhibit
              4e to the Company's Report on Form 10-Q for the period ended
              September 30, 1997 and incorporated herein by reference).
 4tt     --   Common Stock Purchase Warrant dated August 21, 1997 issued by the Company to Endeavour Capital Fund S.A. filed as
              Exhibit 4f to the Company's Report on Form 10-Q for the
              period ended September 30, 1997 and incorporated herein by reference).
 4uu     --   Common Stock Purchase Warrant dated August 28, 1997 issued by the Company to H.J. Meyers & Co., Inc. filed as Exhibit
              4g to the Company's Report on Form 10-Q for the period ended
              September 30, 1997 and incorporated herein by reference).
 4vv     --   Subordinated Notes dated December 19, 1997 issued by the
              Company to Sovereign Partners LP (filed herewith).
10a*     --   1989 Stock Option Plan, as amended (filed as Exhibit 10c to
              Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
10b*     --   Form of Incentive Stock Option Agreement under 1989 Stock
              Option Plan of the Registrant (filed as Exhibit 4.6 to
              Registrant's Registration Statement on Form S-8, No.
              33-66826, and incorporated by reference).
10c*     --   Form of Non-Qualified Stock Option Agreement under 1989
              Stock Option Plan of the Registrant (filed as Exhibit 4.7 to
              Registrant's Registration Statement on Form S-8, No.
              33-66826, and incorporated by reference).
10d*     --   1991 Stock Plan, as amended (filed as Exhibit 10d* to
              Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).
10e*     --   Form of Incentive Stock Option Agreement under 1991 Plan
              (filed as Exhibit 10aa to Registrant's Registration
              Statement on Form S-18, No. 33-31836-B, and incorporated by reference).
10f*     --   Form of Non-Qualified Stock Option Agreement under 1991 Plan
              (filed as Exhibit 10bb to Registrant's Registration
              Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
10h*     --   Non-Qualified Stock Option Agreement dated July 24, 1996
              granting a stock option to Steven Georgiev (filed as Exhibit
              10h to Registrant's Annual Report on Form 10-K for the
              fiscal year ended June 30, 1996, and incorporated by
              reference).
10i*     --   Employment Agreement dated September 1, 1989 by and between the Company and Dr. Indu A. Muni (filed as Exhibit 10a to
              Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
10j*     --   Amendment 1 to Key Employment Agreement by and between
              DynaGen, Inc. and Indu A. Muni (filed as Exhibit 10bb to
              Registrant's Registration Statement on Form S-1, No.
              33-71416, and incorporated by reference).
10k*     --   Employment Agreement dated October 1, 1991 by and between
              the Company and Dr. F. Howard Schneider (filed as Exhibit
              10w to Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
10l*     --   Employment Agreement dated November 1, 1991 by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10x to Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
10m*     --   Amendment 1 to Key Employment Agreement by and between
              DynaGen, Inc. and Dhananjay G. Wadekar (filed as Exhibit
              10cc to Registrant's Registration Statement on Form S-1, No.
              33-71416, and incorporated by reference).
10n      --   Lease Agreement dated September 26, 1991 by and between the
              Company and The 99 Erie Street Realty Trust and the Edward
              S. Stimpson Trust with respect to its facility at 99 Erie
              Street, Cambridge, Massachusetts (previously filed as the
              only Exhibit to Registrant's Form 10-Q for the quarter ended
              September 30, 1991).
10o      --   Amendment to Lease Agreement dated May 15, 1992 by and
              between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at
              99 Erie Street, Cambridge, Massachusetts (filed as Exhibit
              10o to Registrant's Annual Report on Form 10-K for the
              fiscal year ended June 30, 1996, and incorporated by
              reference).
10p      --   Second Amendment to Lease Agreement dated May 31, 1993 by
              and between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its
              facility at 99 Erie Street, Cambridge, Massachusetts (filed as Exhibit 10w to Registrant's Annual Report on Form 10-K
              for the fiscal year ended June 30, 1993, and incorporated by reference).
10q      --   Third Amendment to Lease Agreement dated April 1, 1995 by
              and between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its
              facility at 99 Erie Street, Cambridge, Massachusetts (filed as Exhibit 10r to Registrant's Annual Report on Form 10-K
              for the fiscal year ended June 30, 1995, and incorporated by reference).
10r      --   Exercise of Option to Extend Lease Term dated May 3, 1996, from the Company to Meredith & Grew, Incorporated with
              respect to its facility at 99 Erie Street, Cambridge,
              Massachusetts (filed as Exhibit 10r to Registrant's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).
10s      --   Lease Agreement dated November 29, 1984 between Hollywood
              Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South
              Plainfield, New Jersey (filed as Exhibit 10s to Registrant's
              Annual Report on Form 10-K for the fiscal year ended June
              30, 1996, and incorporated by reference).
10t      --   Space Expansion and Term Extension Agreement dated April
              1988 between Hollywood Court Associates and Able
              Laboratories, Inc. with respect to the Company's facility at
              6 Hollywood Court, South Plainfield, New Jersey (filed as
              Exhibit 10t to Registrant's Annual Report on Form 10-K for
              the fiscal year ended June 30, 1996, and incorporated by
              reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
10u      --   Assignment of Lease dated April 1989 between Hollywood Court
              Associates and CVN Associates L.P. with respect to the
              Company's facility at 6 Hollywood Court, South Plainfield,
              New Jersey (filed as Exhibit 10u to Registrant's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).
10v      --   Space Expansion Agreement dated June 1993 between CVN
              Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South
              Plainfield, New Jersey (filed as Exhibit 10v to Registrant's
              Annual Report on Form 10-K for the fiscal year ended June
              30, 1996, and incorporated by reference).
10w      --   Term Extension Agreement dated June 1993 between CVN
              Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South
              Plainfield, New Jersey (filed as Exhibit 10w to Registrant's
              Annual Report on Form 10-K for the fiscal year ended June
              30, 1996, and incorporated by reference).
10x      --   Assignment of Lease dated August 19, 1996 between Able
              Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as
              Exhibit 10w to Registrant's Annual Report on Form 10-K for
              the fiscal year ended June 30, 1996, and incorporated by
              reference).
10y      --   Landlord's Consent to Assignment of Lease dated August 19,
              1996 among CVN Associates, L.P., Able Acquisition Corp.
              (predecessor corporation to Able), Able Laboratories, Inc.
              and the Company with respect to the Company's facility at 6
              Hollywood Court, South Plainfield, New Jersey (filed as
              Exhibit 10y to Registrant's Annual Report on Form 10-K for
              the fiscal year ended June 30, 1996, and incorporated by
              reference).
10z      --   Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company's
              facility at 6 Hollywood Court, South Plainfield, New Jersey
              (filed as Exhibit 10z to Registrant's Annual Report on Form
              10-K for the fiscal year ended June 30, 1996, and
              incorporated by reference).
10aa*    --   Non Qualified Stock Option Agreement dated October 28, 1996 granting a stock option to Dr. Michael Sorell (filed as
              Exhibit 10aa* to Registrant's Transition Report on Form 10-K
              for the period ended December 31, 1996, and incorporated by reference).
10bb     --   Loan Agreement dated June 18, 1997 among DynaGen, Sirrom and
              Odyssey (filed as Exhibit 99.1 to Registrant's Current
              Report on Form 8-K dated June 17, 1997, and incorporated by reference).
10cc     --   Security Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.2 to Registrant's Current
              Report on Form 8-K dated June 17, 1997, and incorporated by reference).
10dd     --   Amended and Restated Loan and Security Agreement dated June
              18, 1997 among Huntington National Bank, Superior and
              DynaGen (filed as Exhibit 99.3 to Registrant's Current
              Report on Form 8-K dated June 17, 1997, and incorporated by reference).
10ee     --   Continuing Guaranty Unlimited dated June 18, 1997 from
              DynaGen to Huntington National Bank (filed as Exhibit 99.4 to Registrant's Current Report on Form 8-K dated June 17,
              1997, and incorporated by reference).
10ff     --   Commercial Lease Agreement dated March 9, 1995 between SPC
              Properties Limited and Superior (filed as Exhibit 10e to
              Registrant's Report on Form 10-Q for the period ended June
              30, 1997, and incorporated by reference).
10gg     --   Amendment, Estoppel and Consent Agreement dated June 18,
              1997 between SPC Properties Limited and Superior (filed as
              Exhibit 10f to Registrant's Report on Form 10-Q for the
              period ended June 30, 1997, and incorporated by reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
10hh     --   Indenture of Lease dated July 1, 1997 between Rivertech
              Associates LLC and the Company (filed as Exhibit 10a to
              Registrant's Report on Form 10-Q for the period ended
              September 30, 1997, and incorporated by reference).
10ii     --   Term Extension Agreement dated August 28, 1997 between CVN
              Associates, Inc. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South
              Plainfield, New Jersey (filed herewith).
10jj     --   Agreement dated October 31, 1997 between the Company and M.
              Lee Hibbs together with Exhibits thereto (filed herewith).
21       --   Subsidiaries of the Registrant (filed herewith).
23a      --   Consent of Wolf & Company, P.C. dated April 15, 1998 (filed herewith).
24a      --   Power of Attorney is contained on page 31 of this Annual
              Report on Form 10-K.
27       --   Financial Data Schedules (filed herewith in electronic
              format only).

---------------
 * Indicates a management contract or any compensatory plan, contract or arrangement.

(b) Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) Exhibits:
The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) above.

(d) Financial Statement Schedules:
No financial statement schedules are filed as part of this Form 10-K.