Form 10-K405/A
period 1997-12-31
DYNAGEN INC
filed 1998-04-16
CIK 857171

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


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

                             SPECIAL CONSIDERATIONS


     During the year ended December 31, 1997, DynaGen, Inc. ("DynaGen" or the "Company") experienced a substantial decrease in the Company's stock price and market capitalization, continued losses from operations including an unexpected loss at its Superior Pharmaceutical Company subsidiary and substantial and continuing dilution to existing stockholders due to the conversion features of convertible securities sold by the Company. The following special considerations should be carefully noted by the reader:


  Financial Condition of the Company


     For the year ended December 31, 1997, the Company incurred net losses of approximately $12,241,278. For the three months ended March 31, 1998, the Company expects to incur substantial net losses. As of December 31, 1997, the Company had approximately $697,045 in cash and cash equivalents and a net worth of $2,624,628. The Company's current liabilities, as of such date, aggregated approximately $25,644,392. The Company expects its operating cash needs for the next twelve months to be approximately $7,000,000. The Company does not presently have adequate cash from operations to meet these needs. In order to meet its needs for cash to fund its operations, the Company must obtain additional financing and renegotiate the terms of its current arrangements with creditors. The Company is presently in default under a number of its arrangements, agreements and instruments with creditors, with the result that the Company's obligations under such agreements and instruments may be accelerated. If the Company is unable to obtain significant additional financing or to renegotiate its arrangements with existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis -- Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report; and "Risk
Factors -- Financial Condition."


  Company's Ability to Continue As A Going Concern


     The Company's independent auditors have issued an opinion on the financial statements of the Company, as of December 31, 1997 and for the year then ended, which includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to the Company's ability to continue as a going concern are the following: the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency at December 31, 1997. In addition, the Company has debt obligations which are in default, and a liability of approximately $5,000,000 to the selling stockholders of Superior Pharmaceutical Company("Superior"). The ability of the Company to use cash generated by its subsidiaries Superior and Generic Distributors, Incorporated ("GDI") is restricted under the terms of the subsidiaries' Superior loan agreements. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to secure significant additional financing or to renegotiate its agreements with its existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis -- Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report; and "Risk Factors -- Ability to Continue As A Going Concern."


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

  Subsequent Events


     Several material events have occurred since the end of the Company's latest fiscal year, including the following:



     On August 20, 1997, the Company completed a placement of Series C and Series D Convertible Preferred Shares with an investor. Under the terms of the agreement, the Company was required to file registration statements for the resale of the shares of Common Stock issuable upon conversion of both Series C and D Preferred Shares within 45 days of the completion of the placement. The Company filed the registration statement in March 1998, but it has not been declared effective. In March 1998, the Company issued to the investor an 8% convertible debenture in the amount of $328,500 in settlement of penalties due to the late filing of the registration statement. This amount has been reflected as a liability in the December 31, 1997 Financial Statements. In addition, in March 1998 the Company issued to the investor a warrant to purchase, at any time in the next three (3) years, 1% of the Company's fully diluted issued and outstanding shares at the time of the exercise for $150,000. On March 19, 1998, the investor purchased an additional $500,000 of Series D Preferred Shares from the Company and waived certain restrictions which limited the drawdown to $400,000 per month.



     On February 26, 1998, the Company received $500,000 from the placement of a 7% convertible debenture from another investor. On March 30, 1998, the investor exchanged this debenture for a $500,000 tranche of Series D Preferred Shares and also received an 8% convertible debentures in the amount of $87,500. This debenture is convertible into common stock at the market price of the common stock on the date of the conversion. On March 31, 1998, the Company sold another tranche of $500,000 of Series D Preferred Stock, along with an 8% convertible debenture in the amount of $87,500 convertible into common stock at the market price, to this investor.


     During the months of February and March of 1998, the Chairman and Executive Vice President and the President and Chief Executive Officer of the Company and their family members advanced the Company $265,000 towards general working capital purposes. The loans carry no interest, are unsecured, and subordinated and can only be repaid through conversion into equity.


     On March 2, 1998, the Company through its subsidiary, Generic Distributions, Incorporated ("GDI"), completed the acquisition of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, and $1,050,000 in Series E Convertible Preferred Shares and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Shares are convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's Common Stock commencing 120 days after the closing. In connection with this transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan carries interest of LIBOR plus 3%, is payable in quarterly installments of principal and interest and matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2 1/2%. The loans are secured by all of the assets of GDI and the Company's subsidiary Able Laboratories, Inc. and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers which provide, among other things, for annual compensation and a signing bonus of 1400 shares of Series F Preferred Stock, convertible into $100,000 of the Company's Common Stock commencing 120 days after the closing.



     At a special meeting held on March 4, 1998, the stockholders approved a recapitalization effecting a one-for-ten reverse split of the Company's Common Stock. As a result of the stockholder vote, effective on the close of business March 10, 1998, the Company's authorized shares of Common Stock were 75,000,000 and the total number of shares of Common Stock outstanding were approximately 7,500,000. As of March 31, 1998, the Company had 14,667,951 shares of Common Stock outstanding. This increase is due to conversions of preferred stock.



     On March 24, 1998, the Company suspended conversions of its Series A and B Preferred Shares into the Company's Common Stock. The purpose of this suspension is to give the Company time to coordinate its efforts to negotiate orderly settlements of these outstanding convertible preferred shares.

     On March 30, 1998, the Board of Directors unanimously voted to issue options, warrants and the Company's common stock to several unaffiliated individuals and entities for services rendered to date. The Board also authorized the issuance of 800,000 shares for product development and FDA related consulting services to various entities. The Company granted warrants to purchase 650,000 shares to two consulting firms in connection with the Company's investor relations program. All of the above grants of shares, options and warrants are subject to vesting and may be canceled by the Board at its option.



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


     The purchase price of $2,350,000 for GDI was financed by a $1,200,000 five-year secured term loan from Fleet Bank and $1,150,000 in DynaGen convertible preferred shares. The preferred shares cannot be converted into DynaGen common stock until one year from the date of closing. After that, the preferred shares can only be converted at a rate of $40,000 per week at the prevailing market price. Fleet Bank has also provided $300,000 in a second working capital line of credit.


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


(2) The Company's Class A Public Warrants were redeemed in October 1995.


     On March 31, 1998, the last reported sale prices of the Company's Common Stock and Public Warrants as reported on Nasdaq were $0.56 and $.16, respectively.


     As of March 31, 1998, based upon information from the Company's transfer agent, there were approximately 739 holders of record of the Company's Common Stock. As of such date, the Company estimated that there were approximately 12,000 beneficial holders of the Company's Common Stock.


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


                                          TRANSITION
                           YEAR ENDED    PERIOD ENDED                   YEARS ENDED JUNE 30,
                          DECEMBER 31,   DECEMBER 31,   -----------------------------------------------------
                              1997           1996          1996          1995          1994          1993
                          ------------   ------------      ----          ----          ----          ----
STATEMENT OF OPERATIONS
  DATA:
Revenues................  $ 14,009,730   $   359,908    $   555,745   $   497,553   $   437,005   $   883,910
Costs and Expenses......    24,087,512     4,687,745      5,899,650     3,836,295     4,264,141     4,388,575
Loss From Continuing
  Operations............   (12,241,278)   (4,306,140)    (5,097,419)   (3,042,383)   (3,645,804)   (3,405,387)
Loss From Discontinued
  Operations............            --            --             --            --       (14,945)      (48,095)
Net Loss................   (12,241,278)   (4,306,140)    (5,097,419)   (3,042,383)   (3,660,749)   (3,453,482)
Loss Per Share:
  From Continuing
     Operations.........         (4.48)        (2.44)         (2.09)        (1.44)        (2.21)        (2.64)
  From discontinued
     Operations.........                          --             --            --            --            --
  Net Loss..............         (4.48)        (2.44)         (2.09)        (1.44)        (2.21)        (2.64)
Weighted Average Number
  of Shares
  Outstanding...........     3,204,163     2,879,412      2,443,395     2,117,970     1,651,712     1,307,056



                               AT             AT                             AT JUNE 30,
                          DECEMBER 31,   DECEMBER 31,   -----------------------------------------------------
                              1997           1996          1996          1995          1994          1993
                          ------------   ------------      ----          ----          ----          ----
BALANCE SHEET DATA:
Total Assets............  $ 29,348,114   $ 7,463,149    $11,576,666   $ 5,114,021   $ 7,834,706   $ 5,602,289
Convertible Note Paya-
  ble...................       535,000     1,600,000      2,000,000            --            --            --
Long term debt..........       328,500            --             --            --            --            --
Warrant put liability...       750,594            --             --            --            --            --
Total Liabilities.......    26,723,486     2,409,133      2,733,032       587,207       420,964       441,171
Working Capital (Defi-
  cit)..................   (12,790,390)    5,502,295     10,203,693     4,102,747     6,967,894     4,584,747
Stockholders' Equity....     2,624,628     5,054,016      8,843,634     4,526,814     7,413,742     5,161,118


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

OVERVIEW


     The Company develops and markets proprietary and generic therapeutic and diagnostic products for the human health care market. The Company has begun expanding its business focus from being a development and licensing company to building a diversified health care company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals as well as the continued development of therapeutic and diagnostic products. The Company intends to implement this strategy through the acquisition of businesses, technologies and products that the Company believes are undervalued as well as through internal product development. In August 1996, the Company acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, the Company has purchased all of the outstanding shares of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceuticals. In March 1998, the Company, through its wholly-owned subsidiary Generic Distributors, Incorporated ("GDI"), completed the acquisition of Generic Distributors Limited Partnership ("GDI").



     The Company has financed its operations primarily through the proceeds from its public and private stock offerings, a convertible note, back debt and other loans and limited revenues from product sales and technology license fees and royalties. Management anticipates that revenues from product sales will not be sufficient to fund its current operations or produce an operating profit until such time as the Company is able to establish acceptance of its products in their respective markets and expand its distribution channels. The Company has incurred losses since inception and expects to incur additional losses until such time as it is able to successfully develop, manufacture, and sell or license its existing and proposed products and technologies.


  Results of Operations

  Year Ended December 31, 1997 as Compared with the Six-Month Period Ended December 31, 1996


     Revenues for the year ended December 31, 1997 were $14,009,730 versus $359,908 for the six-month Transition Period ended December 31, 1996. This increase of $13,323,758 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Able (acquired in August 1996) and Superior (acquired in June 1997). During the six-month Transition Period ended December 31, 1996, the Company was primarily a research and development company with limited reserves. The Company's revenues for the Transition Period were derived primarily from the post-acquisition product sales by Able.



     Cost of product sales was approximately 95% of product sales for the year ended December 31, 1997 due to low production and sales levels at Able which did not support the fixed manufacturing costs of the Able facility. Cost of product sales for Superior for the period since acquisition was approximately 81%. During the six-month Transition Period ended December 31, 1996, the cost of sales was 99% of product sales, again reflecting extremely low utilization of Able's manufacturing capacity.



     Research and development expenses for the year ended December 31, 1997 were $3,220,283 versus $1,092,253 for the six-month Transition Period ended December 1996. 1997 R&D expenses were primarily the result of the NicErase-SL Phase 3 clinical trials, now concluded, and the NicErase-SL development program which has been discontinued. The Company is also developing several generic versions of branded pharmaceuticals to support its generic drug business.



     Selling, general and administrative expenses for the year ended December 31, 1997 were $7,611,578 versus $3,239,180 for the six-month Transition Period ended December 31, 1996. 1997 expenses were primarily attributable to acquisition and business development costs, compensation expense of $801,034 recognized from the issuance of stock options and warrants, and the inclusion in 1997 of selling, general and administrative expenses of the Company's subsidiary operations at Able and Superior.


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

LIQUIDITY AND CAPITAL RESOURCES


     As of December 31, 1997, the Company had a working capital deficit of $12,790,390, compared to working capital of $5,502,295 at December 31, 1996. Cash and investment securities were $697,045 at December 31, 1997 compared to $5,117,000 at December 31, 1996. Working capital was used primarily to fund the Company's operating losses, including approximately $2,900,000 of operating losses of its Able subsidiary, as well as accrual of a liability in the amount of approximately $4,000,000 relating to a contingent share issuable associated with the Superior acquisition and research and development costs of approximately $3,000,000. The Company expects its cash needs for the next 12 months to be approximately $7,000,000. Of this amount, approximately $3,000,000 is expected to be general and administrative and approximately $4,000,000 is expected to be for working capital. The Company expects to generate the needed cash through additional financing activities. If the Company is not able to raise the needed financing, it may need to seek the protection of the bankruptcy courts. See "Special Considerations -- Financial Condition of the Company" and "Risk Factors -- Financial Condition".



     In June 1997, the Company completed the acquisition of Superior Pharmaceutical Company, of Cincinnati, Ohio, for a purchase price of $16.5 million in cash, notes and stock. The Company guaranteed that the selling shareholders would receive at least $5,000,000 in the stock value as of June 1998. The agreement provides that the Company will make up any shortfall in this guaranteed stock value through the issuance of additional stock and cash. The Company is currently trying to renegotiate its obligations to the selling shareholders of Superior. No assurance can be given that the Company will be successful in this effort. If the Company is not able to renegotiate these obligations, it may need to seek the protection of the bankruptcy courts. See "Special Considerations -- Financial Condition." Superior markets and distributes generic prescription and over-the-counter pharmaceuticals to independent, chain and institutional pharmacies throughout the United States. The Company financed this acquisition by issuing Series A and Series B Preferred Shares which yielded $6,100,000 and subordinated debt of $3,000,000 obtained from two institutional lenders. The Company also invested $1,500,000 in Superior towards working capital as required by the secured lender. Superior has a $9,000,000 secured revolving facility through Huntington National Bank, of Cincinnati, Ohio.



     Furthermore, subsequent to the acquisition of Superior in June 1997, Superior experienced loss of key personnel, declining revenues, erosion of margins and an overall decline in its business. These factors have resulted in the Company not meeting certain loan covenants stipulated by the secured and subordinated lenders. As a result, the secured lender has agreed to extend the credit line that matured in April 1998 for 60 days and upon review of the Company's performance may consider further extension. The Company obtained a waiver and extension of the third quarterly payment of $515,625 to the selling shareholders which was due on March 31, 1998. The agreement provides that the selling shareholders of Superior may draw this payment out of its operating cash flows provided that Superior and DynaGen meet the loan covenants. The Company has also received an extension on the payment of the $535,000 note which matured on February 7, 1998.



     The Company has begun initial discussions with the selling shareholders of Superior to renegotiate the payment of $5,000,000 in equity due in June 1998. While these discussions have been positive, there is no assurance that the parties will come to an agreement or that such an agreement, if reached, will be on terms favorable to the Company. Failure to reach an agreement will result in further defaults on the Company's loan covenants and may allow the selling shareholders certain rights under the purchase and sale agreement, including but not limited to the pledge of all of Superior's shares. While neither the selling shareholders nor the secured lender nor the subordinated lender have informed the Company of their intentions to exercise their rights under various agreements, there is no assurance that the Company will successfully renegotiate the covenants, come in compliance with the existing or proposed covenants and reclassify its obligations as either long-term debt or equity. In such circumstances, the Company will continue to show substantial working capital deficit and continue to be in default of its agreements. If the Company is not able to renegotiate the selling shareholders of Superior or renegotiate or meet its obligations to Huntington National Bank, the Company may need to seek the protection of the bankruptcy courts.


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


     The Company's private placement of Series A and Series B Preferred Shares allowed investors to convert into shares of common stock at a floating discount to the market of approximately 25%. This investment, along with the outlicensing of the Company's lead product, NicErase-SL, and continued losses at both DynaGen and Able, resulted in a severe negative impact on the Company's stock price. The stock price was further depressed due to below-market conversions and selling of common shares by the holders of Series A and Series B Preferred Shares. As a result, the Company reached its limit of 75,000,000 authorized shares. On March 4, 1998, the Company held a special meeting of stockholders and approved a one for ten reverse split of its outstanding share. As a result, at the effective date of the reverse split, March 10, 1998, 75,000,000 shares of common stock, $0.01 par value per share, were authorized, and approximately 7,500,000 were issued and outstanding. As of March 31, 1998, there were 14,667,951 shares of Common Stock outstanding. This increase is due to conversions of preferred stock.


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


     History of Losses; Anticipation of Future Losses. The Company has incurred operating losses since its inception and has an accumulated deficit of $36,556,469 as of December 31, 1997. The Company incurred a net loss of $12,241,278 for the twelve months ended December 1997, as compared with a net loss of $7,593,741 for the same period ended December 31, 1996. The Company incurred a net loss of $4,306,140 for the six months ended December 31, 1996, as compared with a net loss of $1,809,816 for the same period ended December 31, 1995. The Company incurred a net loss of $5,097,419 for the fiscal year ended June 30, 1996, compared with a net loss of $3,042,383 for the fiscal year ended June 30, 1995. Such losses have resulted principally from expenses incurred in research and development and from general and administrative costs associated with the Company's development efforts. In addition, the Company's Able subsidiary has incurred operating losses resulting primarily from insufficient revenues. The continued development of the Company's products will require the commitment of substantial resources to conduct further development and preclinical and clinical trials, and to establish manufacturing, sales, marketing, regulatory and administrative capabilities. The Company expects to incur substantial operating losses over the next several years as its product programs expand, various clinical trials commence and marketing efforts are launched. The amount of net losses and the time required by the Company to reach sustained profitability are highly uncertain, and to achieve profitability the Company must, among other things, successfully complete development of its products, obtain regulatory approvals, and establish manufacturing and marketing capabilities by itself or with third parties. There is no assurance that the Company will ever generate substantial revenues from its proprietary and generic products or achieve profitability.

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


     Contingent Obligations with Respect to Superior Acquisition. The Company used a combination of cash, a note and 166,667 shares of Common Stock (after giving effect to a one-for-ten reverse split of the common stock outstanding) to acquire Superior in June 1997. The Agreement and Plan of Merger for the Superior acquisition provides that the Company is also obligated to issue to the former stockholders of Superior up to an additional 1,666,667 shares of Common Stock if on June 18, 1998 the Common Stock has not had an average closing bid price of at least $3.00 per share for the 10 previous trading days. The merger agreement provides further that if the Common Stock is not trading at least $1.50 per share, DynaGen shall pay to the former Superior stockholders in immediately available funds the difference between $5,000,000 and the then current aggregate market value of the shares then held by the former Superior stockholders. If the Common Stock continued to trade at its present price of approximately $0.50 per share, the Company would become obligated to pay approximately $4,800,000 in cash to the former stockholders of Superior. There can be no assurance that the Common Stock will be traded at a price of $1.50 or greater as of June 18, 1998 or that the Company will have the ability to meet any future obligation to pay cash to the former Superior stockholders. The Company's inability to meet any such obligation or other fixed or contingent obligations of the Company as they become due could have a material adverse effect on the Company's ability to continue its operations.


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


     Loss of key employees. The Company and its subsidiaries have in the past year experienced loss of key personnel due to layoffs and attrition. While the management believes that the remaining employees have adequately performed routine tasks, it will be necessary to fill several of these positions in the near term. There is no assurance that the Company will be able to attract and retain qualified employees and that the remaining employees will continue to perform these functions satisfactorily. The Company's inability to attract and retain qualified employees may result in further decline in the Company's business and its financial condition.


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


     Volatility of Stock Price. The market for securities of technology companies, including those of the Company, has been highly volatile. The market price of the Company's Common Stock has fluctuated between $7.00 and $0.13 from January 1, 1993 to December 31, 1997 and was approximately $0.50 on April 14, 1998, and it is likely that the price of the Common Stock will continue to fluctuate widely in the future. Announcements of technical innovations, new commercial products, results of clinical trials, regulatory approvals, patent or proprietary rights or other developments by the Company or its competitors could have a significant impact on the Company's business and the market price of the Common Stock.


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


     Consolidated Financial Statements and Financial Statement Schedules as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are filed as exhibits hereto and listed in Items 14(a)(1) and
(2), and are incorporated by reference herein except Schedule 1, which is to be filed by amendment.


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
                                                              ===========    ===========

                                 DYNAGEN, INC.
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)


                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................  $   142,616    $        --
  Notes payable (Note 6)....................................    8,348,333             --
  Loan payable -- bank (Note 6).............................    6,584,710             --
  Accounts payable..........................................    6,390,421        712,239
  Accrued payroll and payroll taxes.........................       95,312         96,894
  Acquisition obligation (Note 2)...........................    4,083,000             --
                                                              -----------    -----------
     Total current liabilities..............................   25,644,392        809,133
  Warrant put liability (Note 6)............................      750,594             --
  Long term debt (Notes 6 and 10)...........................      328,500      1,600,000
                                                              -----------    -----------
     Total liabilities......................................   26,723,486      2,409,133
                                                              -----------    -----------
  Commitments and contingencies (Note 9)....................
Stockholders' equity (Notes 1, 2, 6, 9, 10 and 13):
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, 63,522 shares of Series A, B, C and G
     outstanding, (liquidation value $6,348,417):...........          635             --
  Common stock, $.01 par value, 75,000,000 shares
     authorized, 4,315,137, and 2,910,623 shares issued and
     outstanding............................................       43,151         29,106
  Additional paid-in capital................................   39,137,311     29,338,794
  Accumulated deficit.......................................  (36,556,469)   (24,315,191)
                                                              -----------    -----------
                                                                2,624,628      5,052,709
  Unrealized gain on investment securities available for
     sale (Note 3)..........................................           --          1,307
                                                              -----------    -----------
     Total stockholders' equity.............................    2,624,628      5,054,016
                                                              -----------    -----------
                                                              $29,348,114    $ 7,463,149
                                                              ===========    ===========


          See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.

                        CONSOLIDATED STATEMENTS OF LOSS


                                           YEAR ENDED        SIX MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,            YEARS ENDED JUNE 30,
                                          ------------   -------------------------   -------------------------
                                              1997          1996          1995          1996          1995
                                          ------------   -----------   -----------   -----------   -----------
                                                                      (UNAUDITED)
REVENUES (NOTE 11):
  Product sales.........................  $ 13,920,904   $   358,467   $    57,855   $   220,745   $   247,553
  Fees and royalties....................        88,826         1,441       275,000       335,000       250,000
                                          ------------   -----------   -----------   -----------   -----------
  Total revenues........................    14,009,730       359,908       332,855       555,745       497,553
                                          ------------   -----------   -----------   -----------   -----------
Costs and expenses:
  Cost of sales.........................    13,255,651       356,312        28,837        96,680       134,392
  Research and development..............     3,220,283     1,092,253     1,036,622     3,118,145     1,718,006
  Selling, general and administrative...     7,611,578     3,239,180     1,188,733     2,684,825     1,983,897
                                          ------------   -----------   -----------   -----------   -----------
  Total costs and expenses..............    24,087,512     4,687,745     2,254,192     5,899,650     3,836,295
                                          ------------   -----------   -----------   -----------   -----------
  Operating loss........................   (10,077,782)   (4,327,837)   (1,921,337)   (5,343,905)   (3,338,742)
                                          ------------   -----------   -----------   -----------   -----------
Other income (expense):
  Investment income, net................       120,359       157,788       111,521       367,715       296,555
  Interest and financing expense (Note
     6).................................    (2,283,855)     (136,091)           --      (121,229)         (196)
                                          ------------   -----------   -----------   -----------   -----------
  Other income (expense), net...........    (2,163,496)       21,697       111,521       246,486       296,359
                                          ------------   -----------   -----------   -----------   -----------
  Net loss..............................  $(12,241,278)  $(4,306,140)  $(1,809,816)  $(5,097,419)  $(3,042,383)
                                          ============   ===========   ===========   ===========   ===========
Net loss per share-basic (Note 1).......  $      (4.48)  $     (2.44)  $     (0.81)  $     (2.09)  $     (1.44)
                                          ============   ===========   ===========   ===========   ===========
Weighted average shares outstanding.....     3,204,163     2,879,412   2,221,765..     2,443,395     2,117,970
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

                                 DYNAGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  YEAR ENDED        SIX MONTHS ENDED
                                                 DECEMBER 31,         DECEMBER 31,            YEARS ENDED JUNE 30,
                                                 ------------   -------------------------   -------------------------
                                                     1997          1996          1995          1996          1995
                                                 ------------   -----------   -----------   -----------   -----------
                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net loss.....................................  $(12,241,278)  $(4,306,140)  $(1,809,816)  $(5,097,419)  $(3,042,383)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Stock and stock options issued for
      services.................................       992,284        55,742            --       558,857            --
    Depreciation and amortization..............     1,714,250       129,558        32,440       125,610        64,195
    Amortization and accretion of (discounts)
      premiums on investment securities........       (10,152)      (31,497)      (19,539)     (134,474)      101,553
    Stock issued for interest obligation.......        59,838        79,617            --        37,333            --
    Write-off of patent costs..................            --            --            --        41,852        40,893
    (Increase) decrease in operating assets:
      Accounts receivable......................      (428,612)     (172,229)      (23,621)      (60,732)       30,518
      Rebates..................................      (215,672)           --            --            --            --
      Inventory................................    (1,268,351)     (138,583)           --            --            --
      Prepaid expenses and other current
        assets.................................       170,149        12,543       (47,227)      (57,780)       24,121
      Deposits and other assets................      (211,250)      (90,895)           --            --            --
    Increase (decrease) in operating
      liabilities:
      Accounts payable and accrued expenses....     4,521,843       142,068        (3,770)      329,858       (77,933)
      Deferred revenue.........................            --       (65,967)     (150,000)     (184,033)      250,000
                                                 ------------   -----------   -----------   -----------   -----------
        Net cash used for operating
          activities...........................    (6,916,951)   (4,385,783)   (2,021,533)   (4,440,928)   (2,609,036)
                                                 ------------   -----------   -----------   -----------   -----------
Cash flows from investing activities:
    Purchase of investment securities..........    (1,186,455)   (2,567,445)   (5,937,166)  (29,913,212)   (3,187,379)
    Proceeds from sales and maturities of
      investment securities....................     4,200,000     9,683,450     5,600,000    24,174,000     5,500,000
    Purchase of wholly-owned subsidiary........    (6,878,463)     (700,000)           --            --            --
    Purchase of property and equipment.........      (959,224)     (200,370)       (2,874)      (36,020)      (23,339)
    Patent and trademark costs.................      (103,067)           --       (32,867)      (72,611)      (69,293)
    Decrease in deposits.......................            --            --            --            --         9,325
    (Increase) decrease in notes receivable....        75,000      (110,000)           --       (75,000)           --
                                                 ------------   -----------   -----------   -----------   -----------
        Net cash provided by (used for)
          investing activities.................    (4,852,209)    6,105,635      (372,907)   (5,922,843)    2,229,314
                                                 ------------   -----------   -----------   -----------   -----------
Cash flows from financing activities:
  Net proceeds from stock warrants and
    options....................................         1,125        16,500     3,896,088     3,897,907       129,132
  Net proceeds from private stock placements...     6,775,920            --            --     4,852,561            --
  Net proceeds from debt placements............     3,326,898            --            --     1,725,295            --
  Net repayments of loan payable -- bank.......       524,013            --            --            --            --
  Increase in bank overdraft...................       142,616            --            --            --            --
  Repayment of Superior notes payable..........      (416,667)           --            --            --            --
  Principal payments on capital lease..........            --            --            --            --        (5,824)
                                                 ------------   -----------   -----------   -----------   -----------
        Net cash provided by financing
          activities...........................    10,353,905        16,500     3,896,088    10,475,763       123,308
                                                 ------------   -----------   -----------   -----------   -----------
Net change in cash and cash equivalents........    (1,415,255)    1,736,352     1,501,648       111,992      (256,414)
Cash and cash equivalents at beginning of
  period.......................................     2,112,300       375,948       263,956       263,956       520,370
                                                 ------------   -----------   -----------   -----------   -----------
Cash and cash equivalents at end of period.....  $    697,045   $ 2,112,300   $ 1,765,604   $   375,948   $   263,956
                                                 ============   ===========   ===========   ===========   ===========
Supplemental cash flow information:
  Interest paid................................  $    574,300   $        --   $        --   $        --   $       196
Schedule of non cash investing and financing
  activities:
  On June 18, 1997, the Company purchased all
  of the common stock of Superior
  Pharmaceutical Company, Inc. for $16,250,000.
  In connection with the acquisition, non cash
  financing activities, liabilities assumed and
  goodwill and customer lists were as follows:
    Fair value of assets acquired..............  $ 10,810,660
    Cash paid for common stock.................    (6,250,000)
    Common stock issued and acquisition
      obligation...............................    (5,000,000)
    Note payable issued, net of adjustment.....    (4,600,000)
    Liabilities assumed........................    (8,263,478)
                                                 ------------
    Goodwill and customer lists (exclusive of
      other acquisition costs of $694,890).....  $ 13,302,818
                                                 ============
Additional cash flow information is included in Notes 2 and
  6.


          See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business and Basis of Presentation


     The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") and its wholly-owned subsidiaries, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company ("Superior"), which is engaged in the distribution of generic pharmaceuticals BioTrack, Inc. and Apex Pharmaceuticals, Inc. which are developing diagnostic and therapeutic products. All significant intercompany balances and transactions have been eliminated in consolidation. In March 1998, the Company acquired Generic Distributors Limited Partnership which is engaged in the distribution of generic pharmaceuticals. (See Note 13)


  Going Concern


     The Company has incurred recurring losses from operations resulting in an accumulated deficit of $36,556,469 and a working capital deficiency of $12,711,276 at December 31, 1997. In addition, the Company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:



          GFL Performance Fund Limited -- The Company issued a 8% Convertible Note to GFL Performance Fund in the amount of $2,000,000 in February, 1996. The balance of this note, $535,000 was due on February 7, 1998, however ,the lender granted an extension on the payment of this note. In connection with this extension the Company agreed to increase the principal amount due to $789,755. The note and the increased principal amount are reflected as current liabilities in the balance sheet at December 31, 1997. (See Note
     6).



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



          The discount on the notes was being amortized to expense over the term of the promissory notes. The Company is in default of certain covenants in the loan agreement and has not obtained a waiver of the defaults from the lender. Accordingly, the total principal amount of the loan, $3,000,000, has been classified as a current liability and the unamortized discount on the loan has been charged to expense at December 31, 1997. (See Note 6).



          Superior Pharmaceutical Company -- The Company acquired Superior on June 18, 1997 for $16,500,000. The purchase price was paid as follows:
     $6,500,000 in cash, $5,000,000 of 9.5% secured promissory notes to the former Superior stockholders due in quarterly installments through June 30, 2000 and common stock of the Company with a guaranteed value of $5,000,000.



          A quarterly payment on the secured promissory notes was due on March 31, 1998 and the Company received a waiver and extension from the former stockholders of Superior. The quarterly payment of principal and interest was extended to May 16, 1998. The total unpaid amount of the secured promissory notes $4,183,333 has been classified as a current liability.


          The Company issued 1,666,667 shares of common stock to the former Superior stockholders on the closing date. The Agreement and plan of merger with the Superior stockholders provided that at the first

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


     anniversary of the closing, June 18, 1998, the Superior stockholders would receive an additional 1,666,667 shares of common stock, if the Company's stock price was equal to or greater than $1.50. Any difference between the value of the stock received and the $5,000,000 guaranteed value is to be paid in cash. The Company does not anticipate that the common stock price will reach the specified level of $1.50 by June 18, 1998. Accordingly, the Company has accrued a current liability to the former Superior stockholders in the amount of $4,083,333 at December 31, 1997 and reduced the amount originally added to additional paid-in capital at the time of acquisition.


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


          The Company has guaranteed the loan to the bank. The loan and security agreement with the bank requires the Company to achieve a tangible net worth, exclusive of the tangible net worth of Superior, of $4,000,000, which the Company has not achieved at December 31, 1997.



          The loan and security agreement with the bank allowed Superior to make distributions to the Company in amounts sufficient to enable the Company to pay the debt service due to the former stockholders of Superior, provided, however, that such permitted payments cannot be made by Superior in the event of a default.


Management Plans


     The following represents management's plans to improve the financial condition of the Company including curing defaults and obtaining waivers wherever applicable. These plans are targeted to the specific areas listed below.



     GFL Performance Fund Limited -- The Company has received an extension of the Company's payment obligation on February 7, 1998 (the maturity date). The Company is negotiating with GFL to retire this debt through conversion into common stock over the next several months. This would reduce or eliminate the cash payment obligation and reduce the total liabilities of the Company.



     Sirrom and Odyssey -- The Company continues to make monthly interest payments on its obligations to Sirrom and Odyssey. The defaults under the loan agreements include the late filing of the Form 10-K and certain other financial covenants.



     Management plans to improve upon its filing requirements by dedicating additional personnel to meet the reporting requirements. In addition, the Company is negotiating with the former stockholders of Superior to extend the guaranteed stock payment due on June 17, 1998 which would require approximately $4,000,000 in cash. The Company has had preliminary discussions with Sirrom and Odyssey regarding the overall decline in Company's stock price and the effect on their warrants. Management intends to discuss and negotiate with its lenders opportunities for participation in the Company's overall plan which could restore the economic benefits and obtain continued cooperation of Sirrom and Odyssey.



     Superior Pharmaceutical Company -- The Company has obtained a waiver from the former stockholders of Superior, waiving and extending the payment obligation on the note due on March 31, 1998. The Company is negotiating with the former stockholders, alternate ways in which it can meet its obligation of a guaranteed stock payment on June 17, 1998. These proposed alternatives include extension of the obligation, reduction or elimination of the cash payment in exchange for additional stock payments and converting the common stock payment to convertible Preferred Stock. The former stockholders have indicated their willingness to entertain

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

the alternative offers and work with the management to come up with a comprehensive solution to the payment obligations which secures their benefits while allowing the Company to expand.

The Huntington National Bank


     The Company is in discussions with investment bankers to raise additional equity for its ongoing operations. The net worth of the Company is less than $4,000,000 as required in the loan agreement with the bank. However, in the past the bank has considered subordinated debt, selling stockholder debt and the equity line available to the Company under its Series D preferred shares as equity capital and therefore applicable towards the net worth calculations. Assuming that the bank continues to allow for this calculation and that the Company is successful in obtaining additional financing, the net worth deficiency will be corrected. In addition, the waiver of the former Superior stockholders will, in managements view, eliminate the defaults of the covenants.



  Other



     Management also plans to implement programs to reverse the decline in business at Superior, increase sales at Able and review every cost center for further optimization and cost reductions.


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

  Reverse Stock Split


     On March 4, 1998 the Company's Stockholders approved a 1 for 10 a reverse stock split of the common shares. All common stock information presented herein has been retroactively adjusted to reflect the reverse stock split.


  Use of Estimates


     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of rebates receivable and intangible assets, the valuation of equity instruments issued by the Company and the amount of obligations due as a result of defaults on certain debt obligations. Actual results could differ from those estimates.


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


     For the year ended December 31, 1997, the six months ended December 31, 1996 and 1995, and the years ended June 30, 1996 and 1995, options, warrants and put warrants, were anti-dilutive and excluded from the diluted earnings per share computations.



     The loss applicable to common stockholders has been increased by the stated dividends on the convertible preferred stock and the amortization of discounts on the convertible preferred stock due to the beneficial conversion feature. Shares of common stock contingently issuable to the former stockholders of Superior have not been included in diluted EPS because to do so would have been anti-dilutive.


  Recent Accounting Pronouncements

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company will adopt these disclosure requirements beginning in the first quarter of 1998.

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


     On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three year secured promissory notes and 166,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. DynaGen is obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock after twelve months if its common stock is not trading at an average of at least $3.00 per share for 10 consecutive trading days. If, immediately following the issuance of the additional 1,666,667 shares, DynaGen's common stock is not trading for at least $1.50 per share, DynaGen shall pay to the shareholders the difference between $1.50 and the then current trading price of its common stock for each of the shares issued. DynaGen is obligated to register the shares within eleven months after the closing of the acquisition. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000. The former shareholders of Superior, who remain as senior management at Superior, may also receive certain incentive payments based on Superior's performance during the three years following the closing of the acquisition. Dynagen contributed $1,750,000 in additional capital to Superior immediately following the closing.



     The Superior acquisition has been accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $13,612,000 of the purchase price to customer lists, which is being amortized on a straight-line basis over five years. Amortization of customer lists amounted to $1,361,200 for the year ended December 31, 1997. In addition, the Company recorded goodwill of $386,219, which is being amortized on a straight-line basis over 15 years. Amortization expense for the year ended December 31, 1997 was $22,751.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


     Unaudited proforma consolidated operating results for the Company, assuming the acquisitions of Able and Superior had been made as of the beginning of the most recent fiscal year for each of the periods presented, are as follows:



                                                                   YEAR ENDED
                                                                DECEMBER 31, 1997
                                                                -----------------
Revenues....................................................    $      26,019,467
                                                                =================
Net loss....................................................    $     (12,085,635)
                                                                =================
Net loss per share..........................................    $            4.43
                                                                =================


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
                                            ===========     ======      ========    ===========


     All debt securities matured during the year ended December 31, 1997 and there were no sales of securities available for sale during the year ended December 31, 1997, the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995.


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

     During 1997, the Company sold 48,450 shares of Series A Preferred Stock and warrants to purchase 38,760 shares of Common Stock for $4,845,000. The Series A Preferred Stock has a stated dividend of $5.00 per share per annum. DynaGen is obligated to register the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants within 90 days after the issuance of the Preferred Stock. The exercise price of the warrants will be $3.87 per share based on the five trading days immediately preceding December 4, 1997 on which date the registration statement is declared effective. The holders of Series A Preferred Stock have certain rights of first refusal on future equity financings.

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

     The Series A, B and C Convertible Preferred Stock have conversion features that were "in the money" at the date of issue ("beneficial conversion feature"). These securities may be convertible into common stock at the discount percentages specified above. The beneficial conversion was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


capital. The intrinsic value was calculated at the date of issue of the Convertible Preferred Stock as the difference between the conversion price and the face value of the Common Stock into which the securities are convertible, multiplied by the number of shares into which the security is convertible. A summary of the amounts allocated to the beneficial conversion feature is as follows:


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


     Common stock equivalents and contingently issuable shares have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

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


     In January 1998, Biotrack, Inc. received $277,750 in bridge financing and in March, 1998, the Company sold a portion of its shares of Biotrack, Inc. to three investors for $125,000.


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

                                                     SHARES BENEFICIALLY OWNED(1)
                                    ---------------------------------------------------------------
                                                                  SERIES A            SERIES B            SERIES C
                                         COMMON STOCK               STOCK               STOCK               STOCK
                                    -----------------------   -----------------   -----------------   -----------------
                                                 PERCENT(2)            PERCENT             PERCENT             PERCENT
                                      NUMBER      OF CLASS    NUMBER   OF CLASS   NUMBER   OF CLASS   NUMBER   OF CLASS
                                      ------     ----------   ------   --------   ------   --------   ------   --------
Dhananjay G. Wadekar..............     135,125       0.9%        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Indu A. Muni..................     113,725       0.7%        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. F. Howard Schneider...........      27,285(3)       *        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Steven Georgiev...................       8,250(4)       *        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Michael Sorell................       8,250(4)       *        --        --        --        --        --       --
 115 East 92nd Street
 New York, NY 10128
Sovereign Partners L.P............   1,133,947(9)     7.2%                           --        --        --       --
 Executive Pavilion
 90 Grove Street
 Ridgewood, Ct 06878
The Endeavor Capital Fund S.A.....   2,896,700(6)    16.5%                           --        --     7,500      100%
 c/o Endeavor Management
 14/14 Divrei Chaim St.
 Jerusalem 94479, Israel
Julius Baer Securities, Inc.......   2,002,610(7)    12.0%       --        --     7,500       100%       --       --
 As agent for certain
 non-U.S. persons
 330 Madison Ave.
 New York, NY 10017
GDLP..............................                               --        --                            --       --
 Mowrane
 2A
All directors and executive.......     303,736(8)     2.0%       --        --        --        --        --       --
 officers as group (6 persons)


                                        SERIES D                                   SERIES E
                                          STOCK                                      STOCK
                                    -----------------       COMMON STOCK       -----------------
                                             PERCENT    --------------------            PERCENT
                                    NUMBER   OF CLASS    NUMBER      PERCENT   NUMBER   OF CLASS
                                    ------   --------    ------      -------   ------   --------
Dhananjay G. Wadekar..............
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Indu A. Muni..................
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. F. Howard Schneider...........
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Steven Georgiev...................
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Michael Sorell................
 115 East 92nd Street
 New York, NY 10128
Sovereign Partners L.P............  5,000       50%
 Executive Pavilion
 90 Grove Street
 Ridgewood, Ct 06878
The Endeavor Capital Fund S.A.....  5,000       50%
 c/o Endeavor Management
 14/14 Divrei Chaim St.
 Jerusalem 94479, Israel
Julius Baer Securities, Inc.......
 As agent for certain
 non-U.S. persons
 330 Madison Ave.
 New York, NY 10017
GDLP..............................                      2,024,096(10)  12.1%   10,500     100%
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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Cambridge, Commonwealth of Massachusetts on April 15, 1998.


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

            /s/ DR. F. HOWARD SCHNEIDER              Director                           April 15, 1998
---------------------------------------------------
              Dr. F. Howard Schneider

                /s/ STEVEN GEORGIEV                  Director                           April 15, 1998
---------------------------------------------------
                  Steven Georgiev

                                                     Director                           April 15, 1998
---------------------------------------------------
                Dr. Michael Sorell