Form 10-Q
period 1998-03-31
DYNAGEN INC
filed 1998-05-15
CIK 857171

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED:  March 31, 1998; or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to

Commission File Number 1-11352

                             DynaGen, Inc.
                             -------------
       (Exact name of registrant as specified in its charter)

         Delaware                                   04-3029787
         --------                                   ----------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                 Identification No.)


                               840 Memorial Drive
                               Cambridge, MA 02139
                               -------------------
          (Address of principal executive offices, including zip code)

                                 (617) 491-2527
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No
    ---             ---


As of May 1, 1998, there were outstanding 15,269,822 shares of common stock, $.01 par value per share.

                                  DYNAGEN, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT



                                TABLE OF CONTENTS



Facing Page                                                                1

Table of Contents                                                          2

Special Considerations                                                     3

PART I.  FINANCIAL INFORMATION (*)

     Item 1.           Financial Statements:
                        Condensed Consolidated Balance Sheets              7
                        Condensed Consolidated Statements of Loss          9
                        Condensed Consolidated Statements of Changes
                         in Stockholders' Equity                          10
                        Condensed Consolidated Statements of
                         Cash Flows                                       11
                        Notes to Unaudited Condensed Consolidated
                         Financial Statements                             13

     Item 2.           Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                      19

PART II.  OTHER INFORMATION

     Item 2.           Changes in Securities                              28
     Item 3.           Defaults in Senior Securities                      28
     Item 4.           Submission of Matters to a Vote
                        of Security Holders                               30
     Item 6.           Exhibits and Reports on Form 8-K                   32

SIGNATURES                                                                34





(*) The financial information at December 31, 1997 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                                  DYNAGEN, INC.

                             SPECIAL CONSIDERATIONS
          -------------------------------------------------------------

         During the three months ended March 31, 1998, DynaGen, Inc. ("DynaGen" or the "Company") continued to experience a decrease in the Company's stock price and market capitalization, continued losses from operations and substantial and continuing dilution to existing stockholders due to the conversion features of convertible securities sold by the Company. The following special considerations should be carefully noted by the reader:

FINANCIAL CONDITION OF THE COMPANY

         For the three months ended March 31, 1998, the Company incurred net losses of $1,679,062. As of March 31, 1998, the Company had approximately $440,643 in cash and cash equivalents and a net worth of $3,172,810. The Company's current liabilities, as of such date, aggregated $24,611,179. The Company expects its operating cash needs for the next twelve months to be approximately $7,000,000. The Company does not presently have adequate cash from operations to meet these needs. In order to meet its needs for cash to fund its operations, the Company must obtain additional financing and renegotiate the terms of its current arrangements with creditors. The Company is presently in default under a number of its arrangements, agreements and instruments with creditors, with the result that the Company's obligations under such agreements and instruments may be accelerated. If the Company is unable to obtain significant additional financing or to renegotiate its arrangements with existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis - Liquidity and Capital Resources;" the financial statements and notes thereto included as part of this Report.

COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

         The Company's independent auditors have issued an opinion on the financial statements of the Company, as of December 31, 1997 and for the year then ended, which includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to the Company's ability to continue as a going concern are the following: the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency. In addition, the Company has debt obligations which are in default, and a liability of approximately $4,000,000 to the selling stockholders of Superior Pharmaceutical Company ("Superior"). The ability of the Company to use cash generated by its subsidiaries, Superior and Generic Distributors, Incorporated

                                  DYNAGEN, INC.

                             SPECIAL CONSIDERATIONS
          -------------------------------------------------------------

("GDI"), is restricted under the terms of the subsidiaries' loan agreements. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to secure significant additional financing or to renegotiate its agreements with its existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis Liquidity and Capital Resources;" the financial statements and notes thereto included as part of this Report.

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

CONTINGENT OBLIGATIONS WITH RESPECT TO SUPERIOR ACQUISITION

         The Company used a combination of cash, a note and 166,667 shares of Common Stock (after giving effect to a one-for-ten reverse split of the common stock outstanding) to acquire Superior in June 1997. The Agreement and Plan of Merger for the Superior acquisition provides that the Company is also obligated to issue to the former stockholders of Superior up to an additional 1,666,667 shares of Common Stock if on June 18, 1998 the Common Stock has not had an average closing bid price of at least $3.00 per share for the 10 previous trading days. The merger agreement provides further that if the Common Stock is not trading at least at $1.50 per share, DynaGen shall pay to the former Superior stockholders in immediately available funds the difference between $5,000,000 and the then current aggregate market value of the shares then held by the former Superior stockholders. If the Common Stock continued to trade at its present price of approximately $0.50 per share, the Company would become obligated to pay approximately $4,000,000 in

                                  DYNAGEN, INC.

                             SPECIAL CONSIDERATIONS
          -------------------------------------------------------------

cash to the former stockholders of Superior. There can be no assurance that the Common Stock will be traded at a price of $1.50 or greater as of June 18, 1998 or that the Company will have the ability to meet any future obligation to pay cash to the former Superior stockholders. The Company's inability to meet any such obligation or other fixed or contingent obligations of the Company as they become due could have a material adverse effect on the Company's ability to continue its operations.

VOLATILITY OF STOCK PRICE

         The market for securities of small and micro-cap companies, including those of the Company, has been highly volatile. The market price of the Company's Common Stock has fluctuated between $70.00 and $1.30 from January 1, 1993 to December 31, 1997 and was approximately $0.50 on April 14, 1998, and it is likely that the price of the Common Stock will continue to fluctuate widely in the future. Announcements of technical innovations, new commercial products, results of clinical trials, regulatory approvals, patent or proprietary rights or other developments by the Company or its competitors could have a significant impact on the Company's business and the market price of the Common Stock.

ADVERSE CONSEQUENCES ASSOCIATED WITH THE OBLIGATION TO ISSUE
SUBSTANTIAL SHARES OF COMMON STOCK UPON CONVERSION OF CONVERTIBLE
SECURITIES

         The Company is obligated to issue a substantial number of shares of Common Stock upon the conversion or exercise of its outstanding warrants, rights, convertible preferred stock and a convertible note. The price which the Company may receive for the Common Stock issuable upon exercise of such options and warrants will, in all likelihood, be less than the market price of the Common Stock at the time of such exercise. Consequently, for the life of such options and warrants the holders thereof may have been given, at nominal cost, the opportunity to profit from a rise in the market price of the Common Stock.

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

                                  DYNAGEN, INC.

                             SPECIAL CONSIDERATIONS
          -------------------------------------------------------------

the Common Stock in the public market could have a substantial dilutive effect on the Company's outstanding Common Stock.

         On April 24, 1998, the Company suspended conversions of its Series A and B Preferred Stock into the Company's Common Stock. The purpose of this suspension is to give the Company time to coordinate its efforts to negotiate orderly settlements of these outstanding convertible securities.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          ASSETS

                                                                         March 31,               December 31,
                                                                            1998                     1997
                                                                       -------------             ------------
                                                                        (Unaudited)
Current assets:
         Cash and cash equivalents
                                                                       $     440,643             $    697,045
         Accounts receivable, net of
          allowance for doubtful accounts
          of $47,350 and $43,118                                           4,024,666                3,152,779
         Rebates                                                             336,333                  713,976
         Inventory (Note 3)                                                8,456,605                9,111,324
         Notes receivable                                                    110,000                  110,000
         Prepaid expenses and other
          current assets                                                     180,435                  147,972
                                                                       -------------             ------------

            Total current assets                                          13,548,682               13,933,096
                                                                       -------------             ------------

Property and equipment                                                     1,814,812                1,772,878
                                                                       -------------             ------------

Other assets:
         Customer lists, net of accumulated
          amortization of $2,053,540 and
          $1,361,200 (Note 2)                                             12,288,078               12,250,800
         Goodwill, net of accumulated
          amortization of $29,205 and
          $22,751 (Note 2)                                                   357,013                  363,468
         Patents and trademarks, net of
          accumulated amortization of
          $105,427 and $89,164                                               338,498                  345,381
         Deferred debt financing costs,
          net of accumulated amortization                                    381,239                  359,621
         Deposits and other assets                                           247,866                  322,870
                                                                       -------------             ------------

            Total other assets                                            13,612,694               13,642,140
                                                                       -------------             ------------

                                                                       $  28,976,188             $ 29,348,114
                                                                       =============             ============

     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31,               December 31,
                                                                            1998                     1997
                                                                       -------------             ------------
                                                                        (Unaudited)
Current liabilities:
         Bank overdraft                                                $       -0-               $    142,616
         Notes payable (Note 4)                                            9,176,667                8,348,333
         Loan payable - bank                                               6,705,700                6,584,710
         Accounts payable                                                  4,352,790                6,390,421
         Accrued payroll and
          payroll taxes                                                      293,009                   95,312
         Acquisition obligation (Note 2)                                   4,083,000                4,083,000
                                                                       -------------             ------------

                  Total current liabilities                               24,611,166               25,644,392

         Warrant put liability                                               776,212                  750,594
         Long term debt                                                      416,000                  328,500
                                                                       -------------             ------------

                  Total liabilities                                       25,803,378               26,723,486
                                                                       -------------             ------------

Stockholders' equity (Notes 1 and 2):
         Preferred stock, $.01 par value,
          10,000,000 shares authorized,
          54,712 and 63,522 shares of
          Series A through G outstanding
          (liquidation value $5,471,270 and
          $6,348,417 respectively)                                               547                     635
         Common stock, $.01 par value,
          75,000,000 shares authorized,
          14,667,951 and 4,315,137 shares
          issued and outstanding
          respectively                                                       146,680                   43,151
         Additional paid-in capital                                       41,261,114               39,137,311
         Accumulated deficit                                             (38,235,531)             (36,556,469)
                                                                       -------------             ------------
                  Total stockholders' equity                               3,172,810                2,624,628
                                                                       -------------             ------------

                                                                       $  28,976,188             $ 29,348,114
                                                                       =============             ============




     See accompanying notes to unaudited consolidated financial statements.

                                 DYNAGEN, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)


                                                                                 Three Months Ended
                                                                       ---------------------------------------
                                                                         March 31,                 March 31,
                                                                           1998                      1997
                                                                       -------------             -------------

Revenues:
         Fees and royalties                                            $          42             $         232
         Product sales                                                     6,961,583                   457,438
                                                                       -------------             -------------

          Total revenues                                                   6,961,625                   457,670
                                                                       -------------             -------------

Costs and expenses:
         Cost of sales                                                     5,558,562                   453,545
         Research and development                                            226,617                   487,412
         Selling, general and
          administrative                                                   2,466,917                 1,474,930
                                                                       -------------             -------------

          Total costs and expenses                                         8,252,096                 2,415,887
                                                                       -------------             -------------

          Operating loss                                                  (1,290,471)               (1,958,217)
                                                                       -------------             -------------

Other income (expense):
         Investment income, net                                               53,006                    92,330
         Interest and financing expense                                     (374,572)                  (13,539)
         Amortization of debt
          financing costs                                                    (67,025)                   (9,186)
                                                                       -------------             -------------

          Other income, net                                                 (388,591)                   69,605
                                                                       -------------             -------------

          Net loss                                                     $  (1,679,062)            $  (1,888,612)
                                                                       =============             =============

Net loss per share- basic                                              $       (0.24)            $       (0.63)
                                                                       =============             =============

Weighted average shares outstanding
(Note 1)                                                                   7,566,447                 2,997,752
                                                                       =============             =============


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                                   CONVERTIBLE
                                                               COMMON STOCK        PREFERRED STOCK
                                    COMPREHENSIVE          -------------------     ----------------------
                                    INCOME                 SHARES       AMOUNT     SHARES      AMOUNT
                                    ----------------       ----------   ------     -------     ------
Balance at
 December 31, 1996                                          2,910,623   $ 29,106         -     $      -
Exercise of stock options                                         150          2         -            -
Issuance of common stock
 purchase warrants                                                -          -           -            -
Stock options issued for
 services                                                         -          -           -            -
Stock issued for interest
 obligation                                                     1,688         17         -            -
Conversion of note payable                                     98,960        990         -            -
 Comprehensive Income:
  Net loss                         $(1,888,612)                   -          -           -            -
 Decrease in unrealized
  gain on investment
  securities                              (577)                   -          -           -            -


                                    -----------            ----------   --------   ---------   ----------
                                   $(1,889,189)
                                    ===========

Balance at March 31, 1997                                   3,011,421   $ 30,115         -     $      -
                                                           ==========   ========   =========   ==========

Balance at
 December 31, 1997                                          4,315,137   $ 43,151      63,522   $      635
Stock issued for GDI
 acquisition                                                      -           -       12,000          120
Shares issued in private
 placements                                                       -           -       10,000          100
Stock issued for services                                      60,000        600         -            -
Delayed registration
 penalty                                                          -          -           -            -
Conversion of note payable                                  1,040,949    10,410          -            -
Conversion of preferred
 stock                                                      9,251,865     92,519     (30,810)        (308)
Comprehensive Income:
 Net loss                           (1,679,062)                   -          -           -            -
                                    -----------            ----------   --------   ---------   ----------
                                   $(1,697,062)
                                    ===========
Balance at March 31, 1998                                  14,667,951   $146,680      54,712   $      547
                                                           ==========   ========   =========   ==========



                                                                ACCUMULATED
                                 ADDITIONAL                     OTHER
                                 PAID-IN        ACCUMULATED     COMPREHENSIVE
                                 CAPITAL        DEFICIT         INCOME         TOTAL
                                 ------------   -------------   ----------     -----
Balance at
 December 31, 1996               $29,338,794    $(24,315,191)   $ 1,307    $ 5,054,016
Exercise of stock options              1,123             -          -            1,125
Issuance of common stock
 purchase warrants                       200             -          -              200
Stock options issued for
 services                             37,691             -          -           37,691
Stock issued for interest
 obligation                           27,722             -          -           27,739
Conversion of note payable           984,775             -          -          985,765
Comprehensive Income:
 Net loss                                -        (1,888,612)       -       (1,888,612)
Decrease in unrealized
 gain on investment
 securities                              -               -         (577)          (577)
                                 -----------    ------------    -------    -----------

Balance at March 31, 1997        $30,390,305    $(26,203,803)   $   730    $ 4,217,347
                                 ===========    ============    =======    ===========

Balance at
 December 31, 1997               $39,137,311    $(36,556,469)   $  -0-     $ 2,624,628
Stock issued for GDI
 acquisition                       1,199,880             -          -        1,200,000
Shares issued in private
 placements                          920,444             -          -          920,544
Stock issued for services             38,600             -          -           39,200
Delayed registration
 penalty                             (87,500)            -          -          (87,500)
Conversion of note payable           144,590             -          -          155,000
Conversion of preferred
 stock                               (92,211)            -          -              -
Comprehensive Income:
 Net loss                                -        (1,679,062)       -       (1,679,062)
                                 -----------    -------------   -------      ----------

Balance at March 31, 1998        $41,261,114    ($38,235,531)   $   -      $ 3,172,810
                                 ===========    =============   =======     ==========


       See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                       ---------------------------------------
                                                                         March 31,                March 31,
                                                                           1998                      1997
                                                                       -------------             -------------
Cash flows from operating activities:
         Net loss                                                      $  (1,679,062)            $  (1,888,612)
         Adjustments to reconcile
          net loss to net cash used for
           operating activities:
                  Stock issued for services                                   39,200                    37,691
                  Depreciation and amortization                              844,783                    47,905
                  Amortization and accretion
                   of (discounts) premiums on
                   investment securities                                          --                    (11,048)
                  Stock issued for
                   interest obligation                                            --                     27,739
        (Increase) decrease in operating assets:
                  Accounts receivable                                       (134,663)                    (5,347)
                  Rebates                                                    377,643                         --
                  Inventory                                                1,706,503                   (313,346)
                  Prepaid expenses and
                   other current assets                                      (21,983)                    42,989
                  Deposits and other assets                                   79,142                         --
         Increase (decrease) in operating
          liabilities:
                  Accounts payable and
                   accrued expenses                                       (2,498,208)                    22,569
                                                                         -----------                -----------

                  Net cash used for
                   operating activities                                   (1,286,645)                (2,039,460)
                                                                         -----------                -----------

Cash flows from investing activities:
         Purchase of investment securities                                        --                 (1,186,455)
         Proceeds from sales and maturities
          of investment securities                                                --                  2,100,000
         Purchase of wholly-owned subsidiary, net
          of cash received in acquisition                                   (756,406)                        --
         Purchase of property and
          equipment                                                          (45,603)                  (115,738)
         Increase in deferred financing
          and acquisition costs                                              (50,000)                  (107,432)
                                                                         -----------                -----------

                  Net cash provided (used) by
                   investing activities                                     (852,009)                   690,375
                                                                         -----------                -----------

                                   (Continued)

     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                       ---------------------------------------
                                                                          March 31,              March 31,
                                                                            1998                   1997
                                                                        -------------          -------------
Cash flows from financing activities:
         Net proceeds (costs) on exercise of
          stock warrants and options                                    $         -            $       1,325
         Net proceeds from private stock
          placements                                                          920,544                    -
         Net proceeds from debt placement                                     200,000                    -
         Proceeds from bank loan                                            1,200,000                    -
         Net proceeds from loan payable-bank                                  120,990                    -
         Repayment of Superior note payable                                  (416,666)                   -
         Decrease in bank overdraft                                          (142,616)                   -
                                                                        -------------          -------------

                  Net cash provided by
                   financing activities                                     1,882,252                  1,325
                                                                        -------------          -------------

Net change in cash and cash equivalents                                      (256,402)            (1,347,760)

Cash and cash equivalents,
 beginning of period                                                          697,045              2,112,300
                                                                        -------------          -------------

Cash and cash equivalents,
 end of period                                                          $     440,643          $     764,540
                                                                        =============          =============

Supplemental cash flow information:
         Common stock issued for convertible
          note payable                                                  $     155,000          $     985,765
         Stock options issued for
          future services                                                         -                      -
         Debt issued for delayed registration
          penalty                                                              87,500                    -
Supplemental cash flow information:

Interest paid                                                                 208,291
Schedule of non cash investing and financing activities:
On March 2, 1998, the Company purchased the net assets
of GDI, Inc. for $2,350,000.  In connection
with the acquisition, non cash financing activities,
liabilities assumed and customer lists were as follows:
Fair value of assets acquired                                               2,375,274
Cash paid                                                                  (1,150,000)
Preferred stock issued                                                     (1,200,000)
Liabilities assumed                                                          (658,274)
                                                                        -------------
Customer lists (exclusive of other acquisition costs of $96,618)              633,000
                                                                        =============
Note payable


         Additional cash flow information is included in Notes 2 and 5.

     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
          -------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") and its wholly-owned subsidiaries, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals, and Superior Pharmaceutical Company ("Superior") and Generic Distributors Incorporated ("GDI"), which are engaged in the distribution of generic pharmaceuticals, and BioTrack, Inc. and Apex Pharmaceuticals, Inc., which are developing diagnostic and therapeutic products. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. All significant intercompany balances and transactions have been eliminated in consolidation. In March 1998, the Company acquired Generic Distributors Limited Partnership which is engaged in the distribution of generic pharmaceuticals. (See Note 2.)

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


         REVERSE STOCK SPLIT

         On March 4, 1998 the Company's Stockholders approved a 1 for 10 reverse stock split of the common shares. All common stock information presented herein has been retroactively adjusted to reflect the reverse stock split.

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

                                  DYNAGEN, INC.

                                 March 31, 1998
          -------------------------------------------------------------

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

         For the three months ended March 31, 1998 and 1997 options, warrants and put warrants, were anti-dilutive and excluded from the diluted earnings per share computations.

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

         COMPREHENSIVE INCOME

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted these disclosure requirements in the first quarter of 1998 and has presented comparitive disclosure for the quarter ended March 31, 1997.

2.       BUSINESS ACQUISITIONS

         SUPERIOR PHARMACEUTICAL COMPANY

         On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three-year secured promissory notes and 166,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. DynaGen is obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock after twelve months if its common stock is not trading at an average of at least $3.00 per share for 10 consecutive trading days. If, immediately following the issuance of the additional 1,666,667 shares, DynaGen's common stock is not trading for at least $1.50 per share, DynaGen shall pay to the shareholders the difference between $1.50 and the then current trading price of its common stock for each of the shares issued. DynaGen is obligated to register the shares within eleven months after the closing of the acquisition. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the

                                  DYNAGEN, INC.

                                 March 31, 1998
          -------------------------------------------------------------

guaranteed value of $5,000,000. The former shareholders of Superior, who remain as senior management at Superior, may also receive certain incentive payments based on Superior's performance during the three years following the closing of the acquisition. DynaGen contributed $1,750,000 in additional capital to Superior immediately following the closing.

         The Superior acquisition has been accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $13,612,000 of the purchase price to customer lists based on an independent appraisal, which is being amortized on a straight-line basis over five years. Amortization of customer lists amounted to $680,600 for the three months ended March 31, 1998. In addition, the Company recorded goodwill of $386,219, which is being amortized on a straight-line basis over 15 years. Amortization expense for the three months ended March 31, 1998 was $6,454.

         GENERIC DISTRIBUTORS, INC.

         On March 2, 1998, the Company through its subsidiary, Generic Distributors, Incorporated ("GDI"), completed the acquisition of substantially all of the assets and liabilities of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, and $1,050,000 in Series E Convertible Preferred Shares and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Shares are convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's Common Stock commencing 120 days after the closing. In connection with the transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan carries interest of LIBOR plus 3%, is payable in quarterly installments of principal and interest and matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2-1/2%. The loans are secured by all of the assets of GDI and the Company's subsidiary, Able Laboratories, Inc., and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting

                                  DYNAGEN, INC.

                                 March 31, 1998
          -------------------------------------------------------------

agreements with the sellers which provide, among other things, for annual compensation and a signing bonus of 1,500 shares of Series F Preferred Stock, convertible into $100,000 of the Company's Common Stock commencing 120 days after the closing.

         The GDI acquisition has been accounted for as a purchase. The results of operations of GDI have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $729,618 of the purchase price to customer lists, based on an independent appraisal, which is being amortized on a straight line basis over five years. Amortization of customer lists amounted to $11,740 for the three months ended March 31, 1998.

         Unaudited proforma consolidated operating results for the Company, assuming the acquisitions of Superior and GDI had been made as of the beginning of the most recent fiscal year for each of the periods presented, are as follows:

                                                Three months ended
                                    -------------------------------------------
                                    March 31, 1998               March 31, 1997
                                    --------------               --------------

         Revenues                   $8,142,348                   $9,397,618
         Net loss                   (1,781,614)                  (1,805,420)
         Net loss per share              (0.24)                       (0.60)

         The unaudited proforma information is not necessarily indicative either of the actual results of operations that would have occurred had the purchases been made as of the beginning of each of the fiscal periods presented or of future results of operations of the combined companies.

3.       INVENTORY

         Inventory consists of the following:

                                            March 31,              December 31,
                                            -----------------------------------
                                             1998                      1997
                                            ------                    -----

         Raw materials                      $  300,538              $  311,166
         Work-in-progress                      203,259                 136,240
         Finished goods                      7,952,808               8,663,918
                                            ----------              ----------
                                            $8,456,605              $9,111,324
                                            ==========              ==========

                                  DYNAGEN, INC.

                                 March 31, 1998
          -------------------------------------------------------------


4.       Debt

                                                                  March 31,     December 31,
         Notes payable consist of the following:                    1998            1997
                                                                 ----------     ----------
         Convertible note payable                                $  535,000     $  535,000
         Bridge loans                                               675,000        630,000
         Notes payable - Superior acquisition                     3,766,667      4,183,333
         Secured debt - Fleet Bank                                1,200,000            -
         Senior subordinated debt                                 3,000,000      3,000,000
                                                                 ----------     ----------
                                                                 $9,176,667     $8,348,333
                                                                 ==========     ==========


         SUBSEQUENT EVENTS

         On April 3, 1998 the Company sold $500,000 of its Series D convertible preferred stock to an unaffiliated investor. In connection with this financing, the investor also received an 8% debenture for $87,500.

     On April 30, 1998 the Company borrowed $250,000 from an investor as a bridge loan. The loan is to be repaid from the proceeds of future private placements to be completed by the Company. The loan is secured by the pledge of substantially all of the common stock held by the Company's Chief Executive Officer and the Executive Vice President. If the Company is unable to repay this loan, the investor has an option to convert this loan into Series D preferred stock.

     On April 30, 1998 the Company's Board of Directors unanimously voted to sell a portion of its majority-owned subsidiary, BioTrack, Inc. The Board, based on discussions with several potential investors of the Company as well as of BioTrack, believes that this action will facilitate the future financing of both companies. The Company's equity in BioTrack will be reduced to approximately 20% and the balance will be set aside for the inventors of the technology, investors and the BioTrack management.

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed in the Liquidity and Capital Resources section below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully develop, test, produce and market its proposed products; obtain governmental approvals in a timely manner; identify and attract marketing partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection or otherwise over the Company's proprietary technology; protect itself from product liability risks or limitations imposed due to potential health care reform; raise capital for future operations and commercialization of its products; integrate the products and personnel the Company acquired in the acquisition of Able Laboratories, Inc. ("Able"), Superior Pharmaceutical and GDI, Inc. and successfully respond to technological changes in the marketplace. Specifically, regulatory approvals of the Company's products are subject to factors beyond the Company's control, and there can be no assurance that such approvals will not be delayed or ultimately denied. The Company will need to attract marketing partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners. Additional information on potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission, including without limitation its Form 10-K for the period ended December 31, 1997.

         The information set forth below should be read in connection with the financial statements and notes thereto, as well as other information contained in this Report which could have a material adverse effect on the Company's financial condition and results of operations. The reader's attention is directed, in particular, to the matters described under the headings "Special Considerations" and "Liquidity and Capital Resources" contained elsewhere in this Report.



                                    OVERVIEW

         The Company develops and markets proprietary and generic therapeutic and diagnostic products for the human health care market. The Company has begun expanding its business focus from being a development and licensing company to building a diversified health care company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals as well as the continued development of therapeutic and diagnostic products. The Company intends to implement this strategy through the acquisition of businesses, technologies and products that the Company believes are undervalued as well as through internal product development. In August 1996, the Company acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, the Company has purchased all of the outstanding shares of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceuticals. In March 1998, the Company, through its wholly-owned subsidiary, Generic Distributors, Incorporated ("GDI"), completed the acquisition of Generic Distributors Limited Partnership.

         The Company has financed its operations primarily through the proceeds from its public and private stock offerings, a convertible note, bank debt and other loans and limited revenues from product sales and technology license fees and royalties. Management anticipates that revenues from product sales will not be sufficient to fund its current operations or produce an operating profit until such time as the Company is able to establish acceptance of its products in their respective markets and expand its distribution channels. The Company has incurred losses since inception and expects to incur additional losses until such time as it is able to successfully develop, manufacture, and sell or license its existing and proposed products and technologies.

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                              RESULTS OF OPERATIONS

Three Month Period Ended March 31, 1998 as Compared With the Three Month Period Ended March 31, 1997

         Revenues for the three month period ended March 31, 1998 were $6,961,625 versus $457,670 for the period ended March 31, 1997. The increase of $6,503,955 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Able (acquired in August 1996) and Superior (acquired in June 1997).

         Cost of product sales was $5,558,562, or 80% of product sales for the three-month period ended March 31, 1998 compared to $453,545, or 99% of product sales for the three month period ended March 31, 1997 due to low production and sales levels at Able which did not support the fixed manufacturing costs of the Able facility.

         Research and development expenses for the three month period ended March 31, 1998 were $226,617 versus $487,412 for the three month period ended March 31, 1997. 1997 R&D expenses were primarily the result of the NicErase(R)-SL Phase 3 clinical trials, now concluded, and the NicErase(R)-SL development program which has been discontinued. The Company is currently developing several generic versions of branded pharmaceuticals to support its generic drug business.

         Selling, general and administrative expenses for the three month period ended March 31, 1998 were $2,466,917 versus $1,474,930 for the three month ended March 31, 1997. The $991,987 increase is primarily due to Superior's selling, general and administrative expenses of $981,000.

         Investment income was $53,006 for the three months ended March 31, 1998 as compared to $92,330 for the three month period ended March 31, 1997, as the Company had less funds available for investment. Interest and financing expenses of $348,953 for the three month period ended March 31, 1998, compared to $13,539 for

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                        RESULTS OF OPERATIONS (Continued)

the three month period ended March 31, 1997, relate primarily to private placements of equity as well as private debt financing for the Superior and GDI acquisitions.



                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had a working capital deficit of $11,062,484, compared to working capital deficit of $11,711,296 at December 31, 1997. Cash was $440,643 at March 31, 1998 compared to $697,045 at December 31, 1997. Working capital was used primarily to fund the Company's operating losses, including approximately $360,000 of operating losses of its Able subsidiary, and research and development costs of approximately $227,000. The Company expects its cash needs for the next 12 months to be approximately $7,000,000. Of this amount, approximately $3,000,000 is expected to be general and administrative and approximately $4,000,000 is expected to be for working capital. The Company expects to generate the needed cash through additional financing activities. If the Company is not able to raise the needed financing, it may need to seek the protection of the bankruptcy courts. See "Special Considerations - Financial Condition of the Company."

         In June 1997, the Company completed the acquisition of Superior Pharmaceutical Company, of Cincinnati, Ohio, for a purchase price of $16.5 million in cash, notes and stock. The Company guaranteed that the selling shareholders would receive at least $5,000,000 in the stock value as of June 1998. The agreement provides that the Company will make up any shortfall in this guaranteed stock value through the issuance of additional stock and cash. The Company is currently trying to renegotiate its obligations to the selling shareholders of Superior. No assurance can be given that the Company will be successful in this effort. If the Company is not able to renegotiate these obligations, it may need to seek the protection of the bankruptcy courts. See "Special Considerations - Contingent Obligation with Respect to Superior Acquisition." Superior markets and distributes generic prescription and over-the-counter pharmaceuticals to independent, chain and institutional pharmacies throughout the United States. The Company financed this

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)

acquisition by issuing Series A and Series B Preferred Shares for proceeds of $6,100,000 and subordinated debt of $3,000,000 obtained from two institutional lenders. The Company also invested $1,750,000 in Superior towards working capital as required by the secured lender. Superior has a $9,000,000 secured revolving facility through Huntington National Bank, of Cincinnati, Ohio.

         Furthermore, subsequent to the acquisition of Superior in June 1997, Superior experienced the loss of key personnel, declining revenues, erosion of margins and an overall decline in its business. These factors have resulted in the Company not meeting certain loan covenants stipulated by the secured and subordinated lenders. As a result, the secured lender has agreed to extend the credit line that matured in April 1998 for 60 days and upon review of the Company's performance may consider further extension. The Company obtained a waiver and extension of the third quarterly payment of $515,625 to the selling shareholders which was due on March 31, 1998. The Huntington Bank agreement provides that the selling shareholders of Superior may draw this payment out of its operating cash flows provided that Superior and DynaGen meet the loan covenants. The Company has also received an extension on the payment of the $535,000 convertible note payable which matured on February 7, 1998.

         The Company has begun initial discussions with the selling shareholders of Superior to renegotiate the additional payment of $4,000,000 due in June 1998. While these discussions have been positive, there is no assurance that the parties will come to an agreement or that such an agreement, if reached, will be on terms favorable to the Company. Failure to reach an agreement will result in further defaults on the Company's loan covenants and may allow the selling shareholders certain rights under the purchase and sale agreement, including but not limited to the pledge of all of Superior's shares. The selling shareholders, the secured lender and the subordinated lender have not informed the Company of their intentions to exercise their rights under various agreements. However, there is no assurance that the Company will successfully renegotiate the covenants. In such circumstances, the company will continue to show substantial working capital deficits and continue to be in default of its agreements. If the Company is not able to renegotiate with the selling shareholders of Superior or renegotiate or meet its obligations to Huntington National Bank, the Company may need to seek the protection of the bankruptcy courts.

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

         The Company's private placement of Series A and Series B Preferred Shares allowed investors to convert into shares of common stock at a floating discount to the market of approximately 25%. The stock price was depressed due to below-market conversions and selling of common shares by the holders of Series A and Series B Preferred Shares. This investment, along with the outlicensing of the Company's lead product, NicErase(R)-SL, and continued losses at both DynaGen and Able, resulted in a severe negative impact on the Company's stock price. As a result, the Company reached its limit of 75,000,000 authorized shares. On March 4, 1998, the Company held a special meeting of stockholders and approved a one for ten reverse split of its outstanding shares. As a result, at the effective date of the reverse split, March 10, 1998, 75,000,000 shares of common stock, $0.01 par value per share, were authorized, and approximately 7,500,000 were issued and outstanding. As of March 31, 1998, there were 14,667,951 shares of Common Stock outstanding. This increase is due to conversions of preferred stock.

         Management has initiated intensive reviews of its operations and is implementing plans to cure defaults, raise additional equity, and improve the liquidity and cash resources for general working capital purposes. Specifically, at the corporate level, the Company has discontinued all R&D activity either through terminating the programs or outlicensing the products to other companies. The Company's lead product to date, NicErase(R)-SL, has been licensed to Nastech Pharmaceutical, of Hauppauge, NY. The Company has reduced its workforce by approximately 40 employees through termination and attrition. The Company is also negotiating

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)

to sublease all or part of its current facilities in Cambridge, MA to further reduce its overhead expenses. In 1998, management expects to maintain a staff of approximately seven full-time and four part-time employees to manage the corporate functions of the Company. Management is also actively reviewing every cost center for further cost reductions.

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

         Management, in conjunction with key personnel at Superior, has implemented a program to reverse the decline in the general business of the Company. Specific actions taken at Superior include recruitment of key personnel, review of the product line, reduction in the G&A expenses and an aggressive program to seek competitive business in both the government and corporate sectors. Superior is also negotiating supply agreements with its primary vendors' to obtain more favorable terms which will improve the gross margins and make Superior more competitive in the marketplace.

         To date, the Company has met substantially all of its requirements for capital through the sale of its securities. The negative impact of events in 1997 has severely limited the Company's ability to raise further capital in a conventional sale of its securities. The Company plans to raise capital in order to finance its working capital requirements. There can be no assurance that the Company will be able to secure additional financing or that such financing will be available on favorable terms. Specifically, the Company is negotiating with an investment banker to provide the Company with intermediate financing. It is anticipated that this financing will be either

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)

repaid or converted into equity at the option of the Company at least 12 months from the closing. Management believes that any financing which will create additional common shares in the market would only result in further depression of the stock price, making it even more difficult to raise capital. Therefore, the Company intends to seek financing primarily from those sources who will be long-term investors. In view of the Company's current stock price and its financial condition, it is exceedingly difficult to find such investors. However, the Company has had limited and preliminary discussions with investors and the above-referenced investment banker and believes that the short-term financing could become available over the next several weeks. The Company plans to use the interim financing for general working capital, partial payment to the creditors and the limited internal R&D program at Able. If the Company cannot raise such financing, it may be forced to seek the protection of the bankruptcy courts. See "Special Considerations."

         The Company is also pursuing additional sources of capital for the long-term needs of the Company. The Company has engaged a merchant banking firm to seek direct investments into its subsidiaries, specifically Able Laboratories, in return for equity and royalties. There is no assurance that such financing will be available, and if available will be on terms favorable to the Company. Furthermore, management has evaluated proposals which may include raising additional capital through the sale of registered securities. The Company has filed a registration statement on Form S-3 for the sale of Series C and Series D Convertible Preferred Shares. The registration statement has not been declared effective. The Company expected to raise substantial additional capital through this arrangement. If the Company cannot raise such financing, it may be forced to seek the protection of the bankruptcy courts. See "Special Considerations."

         The Company has also been working with its trade creditors to reduce its obligations. A substantial majority of the creditors have accepted the Company's payments plans, which include periodic payments, discounts of amounts outstanding and acceptance of Company shares.

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

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)

         GFL Performance Fund Limited - The Company has received an extension of the Company's payment obligation on February 7, 1998 (the maturity date). The Company is negotiating with GFL to retire this debt through conversion into common stock over the next several months. This would reduce or eliminate the cash payment obligation and reduce the total liabilities of the Company.

         Sirrom and Odyssey - The Company continues to make monthly interest payments on its obligations to Sirrom and Odyssey. The defaults under the loan agreements include the company's filing for an extension of the due date of the Form 10-K and certain other financial covenants.

         Management plans to improve upon its filing requirements by dedicating additional personnel to meet the reporting requirements. In addition, the company is negotiating with the former stockholders of Superior to extend the guaranteed stock payment due on June 17, 1998 which would require approximately $4,000,000 in cash. The Company has had preliminary discussions with Sirrom and Odyssey regarding the overall decline in the Company's stock price and the effect on their warrants. Management intends to discuss and negotiate with its lenders opportunities for participation in the Company's overall plan which could restore the economic benefits and obtain continued cooperation of Sirrom and Odyssey.

         Superior Pharmaceutical Company - The Company has obtained a waiver from the former stockholders of Superior, waiving and extending the payment obligation on the note due on March 31, 1998. The Company is negotiating with the former stockholders, alternate ways in which it can meet its obligation of a guaranteed stock payment on June 17, 1998. These proposed alternatives include extension of the obligation, reduction or elimination of the cash payment in exchange for additional stock payments or converting the payment to convertible Preferred Stock. The former stockholders have indicated their willingness to entertain the alternative offers and work with management to come up with a comprehensive solution to the payment obligations which secures their benefits while allowing the Company to expand.

         The Huntington National Bank- The Company is in discussions with investment bankers to raise additional equity for its ongoing operations. The net worth of the Company is less than $4,000,000 as required in the loan agreement with the bank. However, in the past the bank has considered subordinated debt, selling stockholder debt and the equity line available to the Company under its Series D preferred shares as equity capital and therefore applicable towards the net worth

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                   LIQUIDITY AND CAPITAL RESOURCES (Continued)

requirements. Assuming that the bank continues to allow the subordinated debt in the net worth calculation and that the Company is successful in obtaining additional financing, the net worth deficiency will be corrected. In addition, the waiver of the former Superior stockholders will, in managements view, eliminate the defaults of the covenants with them.

         SUSPENSION OF CONVERSION OF SERIES A AND B PREFERRED STOCK

         On April 24, 1998, the Company suspended conversions of its Series A and B preferred Stock into the Company's Common Stock. The purpose of this suspension is to give the Company time to coordinate its efforts to negotiate orderly settlements of these outstanding convertible securities.

         SUBSEQUENT EVENTS

         On April 3, 1998 the Company sold $500,000 of its Series D convertible preferred stock to an unaffiliated investor. In connection with this financing, the investor also received an 8% debenture for $87,500.

         On April 30, 1998 the Company borrowed $250,000 from an investor as a bridge loan. The loan is to be repaid from the proceeds of future private placements to be completed by the Company. The loan is secured by the pledge of substantially all of the common stock held by the Company's Chief Executive Officer and the Executive Vice President. If the Company is unable to repay this loan, the investor has an option to convert this loan into Series D preferred stock.

     On April 30, 1998 the Company's Board of Directors unanimously voted to sell a portion of spin-off its majority-owned subsidiary, BioTrack, Inc. The Board, based on discussions with several potential investors of the Company as well as of BioTrack, believes that this action will facilitate the future financing of both companies. The Company's equity in BioTrack will be reduced to approximately 20% and the balance will be set aside for the inventors of the technology, investors and the BioTrack management.

                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION
          -------------------------------------------------------------

Item 2.           Changes in Securities

                  a. Reverse Stock Split - On March 4, 1998 the Company's stockholders approved a 1-for-10 reverse stock split of its issued and outstanding common shares. All common stock information presented herein has been retroactively adjusted to reflect the reverse stock split.

                  b. Not applicable.

                  c. Sales of Unregistered Securities - In the three months ended March 31, 1998, the Company entered into agreements to sell
                           15,000 shares of Series D Preferred Stock to unaffiliated accredited investors in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The firm of Jesup and Lamont acted as placement agent for the sale of these securities. The Company sold 10,000 shares of Series D Preferred stock and received $920,544 in net proceeds during the quarter ended March 31,1998,and sold the remaining 5,000 shares in April, 1998. The terms of the subscription provided that the shares of Series D Preferred Stock would be convertible into Common Stock at a discount on the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Series D Preferred Stock is converted. In connection with the sale of the Series D Preferred Stock the Company also issued to the investors 8% convertible debentures in the aggregate original principle amount of $503,500 and a warrant to purchase a number of shares of Common Stock equal to 1% of the issued and outstanding Common Stock at an exercise price of $150,000.

Item 3.           Defaults on Senior Securities

                  The Company has incurred recurring losses from operations resulting in an accumulated deficit of $38,235,531 and a working capital deficiency of $11,062,484 at March 31, 1998. In addition, the Company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:

                  GFL Performance Fund Limited - The Company issued an 8% Convertible Note to GFL Performance Fund in the amount of $2,000,000 in February 1996. The balance of this note, $535,000 was due on February 7, 1998, however, the lender granted an extension on the payment of this note. In connection with this extension the Company agreed to increase the principal amount due to $789,755. The note and the increased principal amount are reflected as current liabilities in the balance sheet at March 31, 1998.

                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION
          -------------------------------------------------------------


                  Sirrom Capital Corporation ("Sirrom") and Odyssey Investment Partners, L.P. ("Odyssey") - The Company issued secured promissory notes in the aggregate principal amount of $3,000,000 on June 18, 1997 and were due June 17, 2002. In addition, the Company issued stock warrants to purchase in the aggregate 400,000 shares of the Company's common stock and granted Sirrom and Odyssey the right to sell to the Company the warrants (put warrants) under a put and substitution agreement. At the time of issuance, $702,000 of the proceeds was allocated to the put warrants, resulting in a discount on the promissory notes.

                  The discount on the notes was being amortized to expense over the term of the promissory notes. The Company is in default of certain covenants in the loan agreement and has not obtained a waiver of the defaults from the lender. Accordingly, the total principal amount of the loan, $3,000,000, has been classified as a current liability and the unamortized discount on the loan has been charged to expense.

                  Superior Pharmaceutical Company - The Company acquired Superior on June 18, 1997 for $16,500,000. The purchase price was paid as follows: $6,500,000 in cash, $5,000,000 of 9.5%
                  secured promissory notes to the former Superior stockholders due in quarterly installments through June 30, 2000 and common stock of the Company with a guaranteed value of $5,000,000.

                  A quarterly payment on the secured promissory notes was due on March 31, 1998 and the Company received a waiver and extension from the former stockholders of Superior. The quarterly payment of principal and interest was extended to May 16, 1998. The total unpaid amount of the secured promissory notes $3,766,667 has been classified as a current liability.

                  The Company issued 1,666,667 shares of common stock to the former Superior stockholders on the closing date. The Agreement and plan of merger with the Superior stockholders provided that at the first anniversary of the closing, June 18, 1998, the Superior stockholders would receive an additional 1,666,667 shares of common stock, if the Company's stock price was equal to or less than $1.50. Any difference between the value of

                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION
          -------------------------------------------------------------

                  the stock received and the $5,000,000 guaranteed value is to be paid in cash. The Company does not anticipate that the common stock price will reach the specified level of $1.50 by June 18, 1998. Accordingly, the Company has accrued a current liability to the former Superior stockholders in the amount of $4,083,000 at March 31, 1998 and reduced the amount originally added to additional paid-in capital at the time of acquisition.

                  The Huntington National Bank - The Company's subsidiary, Superior, has a line of credit with the Huntington National Bank in the amount of $9,000,000. At December 31, 1997, Superior is in default of certain loan covenants in the loan and security agreement with the bank. Superior is in negotiations with the bank with respect to the defaults, but has not received a waiver of the defaults at the present time.

                  The Company has guaranteed the loan to the bank. The loan and security agreement with the bank requires the Company to achieve a tangible net worth, exclusive of the tangible net worth of Superior, of $4,000,000, which the Company has not achieved at March 31, 1998.

                  The loan and security agreement with the bank allowed Superior to make distributions to the Company in amounts sufficient to enable the Company to pay the debt service due to the former stockholders of Superior, provided, however, that such permitted payments cannot be made by Superior in the event of a default.

Item 4.           Submission of Matters to a Vote of Security Holders

                  On March 4, 1998, the Company held a Special Meeting of Stockholders. At this meeting, the stockholders acted upon the following proposals: (i) to consider and act upon a proposed plan of recapitalization that will result in a one-for-ten reverse split of the Company's Common Stock; and (ii) conditional on approval of the above proposal, consider and act upon a proposal to approve the Company's 1998 Stock Option Plan. All of the above matters were approved by the stockholders.

                  The voting was as follows:

                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION
          -------------------------------------------------------------

                  proposal in the manner disclosed in the Proxy Statement and Proxy. On the record date, December INSERT, 1997, INSERT shares of the Company's Common Stock were issued and outstanding.

                  Voting results were as follows:

                  Matter                       For          Against       Withheld        Non-Voted
                  ------                       ---          -------       --------        ---------

                  Common Stockholders
                  -------------------

                  One-for-ten reverse
                   split of Common Stock     40,543,557     2,978,913     390,182                200

                 1998 Stock Plan             19,305,940     4,398,351     661,331         19,547,230

                  Preferred Stockholders
                  ----------------------

                  One-for-ten reverse        43,560,441         -            -                 -
                   split of Common Stock     43,560,441         -            -                 -

                  1998 Stock Plan


Item 6.           Exhibits and Reports on Form 8-K

         (a)      List of Exhibits:

         The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit
 No.              Description of Exhibit
-------           ----------------------

 2.2 Amendment No. 1 to the Asset Purchase Agreement dated February 26, 1998 by and among DynaGen, Inc., Superior Pharmaceutical Company, Generic Distributors Incorporated, Generic Distributors Limited Partnership, United Pharmacists, Inc., and Mr. Donald Couvillon (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on March 17, 1998)

 4a               Subscription Agreement Dated February 26, 1998 with
                  Sovereign Partners

 4b               7% Debenture Dated February 26, 1998 in the name of
                  Sovereign Partners

 4c               Registration Rights Agreement Dated February 26, 1998 with
                  Sovereign Partners

 4d               Agreement dated March 19, 1998 with Endeavour Capital
                  Fund S.A.

 4e               8% Debenture Dated March 19, 1998 in favor of Endeavour
                  Capital Fund S.A.

 4f               Warrant Dated March 19, 1998 in the name of Endeavour
                  Capital Fund S.A.

 4g Agreement dated March 31, 1998 with Sovereign Partners and Dominion Capital Fund, Ltd.

 4h               8% Debenture Dated March 31, 1998 in the name of Sovereign
                  Partners

 4i               8% Debenture Dated March 31, 1998 in the name of Dominion
                  Capital Fund, Ltd.

 4j Certificate of Designations, Preferences and Rights of Series E Preferred Stock (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

 4k Certificate of Designations, Preferences and Rights of Series F Preferred Stock (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

10a Credit Agreement by and between DynaGen, Inc., Generic Distributors Incorporated, Able Laboratories, Inc., and Fleet National Bank dated February 26, 1998 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

10b               Term Note issued by Generic Distributors Incorporated to
                  Fleet National Bank dated February 26, 1998 (filed as Exhibit
                  4.2 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

10c               Pledge and Security Agreement by and between DynaGen, Inc.
                  and Fleet National Bank dated February 26, 1998 (filed as
                  Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

10d Security Agreement by and between Generic Distributors Incorporated and Fleet National Bank dated February 26, 1998 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

27                Financial Data Schedules (filed in electronic form only)
---------------
* filed herewith

         (b) Reports on Form 8-K:

         During the quarter ended March 31, 1998, the Company filed on March 17, 1998 a Current Report on Form 8-K dated March 2, 1998 reporting the Company's acquisition of the assets of Generic Distributors Limited Partnership.

                                  Exhibit Index

Exhibit
 No.              Description of Exhibit
-------           ------------------------

 2.2 Amendment No. 1 to the Asset Purchase Agreement dated February 26, 1998 by and among DynaGen, Inc., Superior Pharmaceutical Company, Generic Distributors Incorporated, Generic Distributors Limited Partnership, United Pharmacists, Inc., and Mr. Donald Couvillon (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on March 17, 1998)

 4a               Subscription Agreement Dated February 26, 1998 with
                  Sovereign Partners

 4b               7% Debenture Dated February 26, 1998 in the name of
                  Sovereign Partners

 4c               Registration Rights Agreement Dated February 26, 1998 with
                  Sovereign Partners

 4d               Agreement dated March 19, 1998 with Endeavour Capital Fund
                  S.A.

 4e               8% Debenture Dated March 19, 1998 in favor of Endeavour
                  Capital Fund S.A.

 4f               Warrant Dated March 19, 1998 in the name of Endeavour
                  Capital Fund S.A.

 4g Agreement dated March 31, 1998 with Sovereign Partners and Dominion Capital Fund, Ltd.

 4h               8% Debenture Dated March 31, 1998 in the name of Sovereign
                  Partners

 4i               8% Debenture Dated March 31, 1998 in the name of Dominion
                  Capital Fund, Ltd.

 4j Certificate of Designations, Preferences and Rights of Series E Preferred Stock (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

 4k Certificate of Designations, Preferences and Rights of Series F Preferred Stock (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

 10a Credit Agreement by and between DynaGen, Inc., Generic Distributors Incorporated, Able Laboratories, Inc., and Fleet National Bank dated February 26, 1998 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

10b Term Note issued by Generic Distributors Incorporated to Fleet National Bank dated February 26, 1998 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

10c               Pledge and Security Agreement by and between DynaGen, Inc.
                  and Fleet National Bank dated February 26, 1998 (filed as
                  Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

10d Security Agreement by and between Generic Distributors Incorporated and Fleet National Bank dated February 26, 1998 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

27                Financial Data Schedules (filed in electronic form only)
---------------
* filed herewith

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DYNAGEN, INC.



                           By:
                               --------------------------------------------
                               Indu A. Muni, Ph.D.
                               President, Chief Executive Officer, and
                               Treasurer (Principal Executive, Financial, and Accounting Officer)







Date:  May INSERT, 1998