Form 10-K/A
period 1997-12-31
DYNAGEN INC
filed 1998-06-10
CIK 857171

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                               AMENDMENT NO. 2 TO


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


     As of June 1, 1998, 19,724,245 shares of the registrant's common stock, $.01 par value ("Common Stock"), were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 1, 1998, based upon the closing price of such stock on the Nasdaq Stock Market's SmallCap Market ("Nasdaq") on that date (approximately $0.51) was $10,059,365.

================================================================================

     On March 4, 1998, the Company's stockholders approved a recapitalization effecting a one-for-ten reverse split of the Company's Common Stock. All Common Stock information contained herein has been retroactively adjusted to reflect the reverse split.


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

  Financial Condition of the Company


     For the year ended December 31, 1997, the Company incurred net losses of approximately $12,241,278. For the three months ended March 31, 1998, the Company incurred net losses of approximately $1,679,000. As of December 31, 1997, the Company had approximately $697,045 in cash and cash equivalents and a net worth of $2,624,628. The Company's current liabilities, as of such date, aggregated approximately $25,644,392. The Company expects its operating cash needs for the next twelve months to be approximately $7,000,000. The Company does not presently have adequate cash from operations to meet these needs. In order to meet its needs for cash to fund its operations, the Company must obtain additional financing and renegotiate the terms of its current arrangements with creditors. The Company is presently in default under a number of its arrangements, agreements and instruments with creditors, with the result that the Company's obligations under such agreements and instruments may be accelerated. If the Company is unable to obtain significant additional financing or to renegotiate its arrangements with existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis -- Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report; and "Risk
Factors -- Financial Condition."


  Company's Ability to Continue As A Going Concern


     The Company's independent auditors have issued an opinion on the financial statements of the Company, as of December 31, 1997 and for the year then ended, which includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to the Company's ability to continue as a going concern are the following: the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency at December 31, 1997. In addition, the Company has debt obligations which are in default, and a liability of approximately $4,083,000 to the selling stockholders of Superior Pharmaceutical Company("Superior"). The ability of the Company to use cash generated by its subsidiaries Superior and Generic Distributors, Incorporated ("GDI") is restricted under the terms of the subsidiaries' loan agreements. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to secure significant additional financing or to renegotiate its agreements with its existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis -- Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report; and "Risk Factors -- Ability to Continue As a Going Concern."


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

  Subsequent Events

     Several material events have occurred since the end of the Company's latest fiscal year, including the following:


     On August 20, 1997, the Company completed a placement of Series C and Series D Convertible Preferred Stock with an investor. Under the terms of the agreement, the Company was required to file registration statements for the resale of the shares of Common Stock issuable upon conversion of both Series C and D Preferred Stock within 45 days of the completion of the placement. The Company filed the registration statement in February 1998, but it has not been declared effective. In March 1998, the Company issued to the investor an 8% convertible debenture in the amount of $328,500 in settlement of penalties due to the late filing of the registration statement. This amount has been reflected as a liability in the December 31, 1997 Financial Statements. In addition, in March 1998 the Company issued to the investor a warrant to purchase, at any time in the next three (3) years, 1% of the Company's fully diluted issued and outstanding shares at the time of the exercise for $150,000. On March 19, 1998, the investor purchased an additional $500,000 of Series D Preferred Stock from the Company and waived certain restrictions which limited the drawdown to $400,000 per month.



     On February 26, 1998, the Company received $500,000 from the placement of a 7% convertible debenture from another investor. On March 30, 1998, the investor exchanged this debenture for a $500,000 tranche of Series D Preferred Stock and also received an 8% convertible debentures in the amount of $87,500. This debenture is convertible into common stock at the market price of the common stock on the date of the conversion. On April 3, 1998, the Company sold another tranche of 5,000 shares of Series D Preferred Stock, along with an 8% convertible debenture in the amount of $87,500 convertible into common stock at the market price, to this investor and received $500,000 in proceeds.


     During the months of February and March of 1998, the Chairman and Executive Vice President and the President and Chief Executive Officer of the Company and their family members advanced the Company $265,000 towards general working capital purposes. The loans carry no interest, are unsecured, and subordinated and can only be repaid through conversion into equity.


     On March 2, 1998, the Company through its subsidiary, Generic Distributions, Incorporated ("GDI"), completed the acquisition of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, and $1,050,000 in Series E Convertible Preferred Stock and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Stock is convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's Common Stock commencing 120 days after the closing. In connection with this transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan carries interest of LIBOR plus 3%, is payable in quarterly installments of principal and interest and matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2 1/2%. The loans are secured by all of the assets of GDI and the Company's subsidiary Able Laboratories, Inc. and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers which provide, among other things, for annual compensation and a signing bonus of 1400 shares of Series F Preferred Stock, convertible into $100,000 of the Company's Common Stock commencing 120 days after the closing.



     At a special meeting held on March 4, 1998, the stockholders approved a recapitalization effecting a one-for-ten reverse split of the Company's Common Stock. As a result of the stockholder vote, effective on the close of business March 10, 1998, the number of the Company's authorized shares of Common Stock was 75,000,000 and the total number of shares of Common Stock outstanding was approximately 7,500,000. As of

March 31, 1998, the Company had 14,667,951 shares of Common Stock outstanding. This increase is due to conversions of preferred stock.



     On March 24, 1998, the Company suspended conversions of its Series A and B Preferred Shares into the Company's Common Stock. The purpose of this suspension is to give the Company time to coordinate its efforts to negotiate orderly settlements of these outstanding convertible preferred shares. This action was not specifically provided for in the terms of the Series A Preferred Stock or the Series B Preferred Stock. There has been no adverse effect on the Company to date as a result of the suspension.



     On March 30, 1998, the Board of Directors unanimously voted to issue options, warrants and the Company's common stock to several unaffiliated individuals and entities for services rendered to date. The Board also authorized the issuance of 800,000 shares for product development and FDA-related consulting services to various entities. The Company granted warrants to purchase 650,000 shares to two consulting firms in connection with the Company's investor relations program. All of the above grants of shares, options and warrants are subject to vesting and may be canceled by the Board at its option.



     In March 1998, the Company received a letter from Nasdaq advising that the Company did not meet the minimum listing criteria and will be subject to delisting. The Company has responded to Nasdaq electing to exercise its right to a written hearing. To date, the Company has not been informed of a decision from Nasdaq concerning its continued listing.



     On April 30, 1998 the Company borrowed $250,000 from an investor as a bridge loan. In May 1998 the Company borrowed an additional $200,000 from the investor. The loans are to be repaid from the proceeds of future private placements to be completed by the Company. The loans are secured by the pledge of substantially all of the common stock held by the Company's Chief Executive Officer and the Executive Vice President. If the Company is unable to repay these loans, the investor has an option to convert the loans into Series D Preferred Stock.



     On April 30, 1998 the Company's Board of Directors unanimously voted to sell a portion of its majority-owned subsidiary, BioTrack, Inc. The Board, based on discussions with several potential investors of the Company as well as of BioTrack, believes that this action will facilitate the future financing of both companies. The Company's equity in BioTrack will be reduced to approximately 20% if the transaction is completed and the balance will be set aside for the inventors of the technology, investors and the BioTrack management.



     In May 1998 the Company entered into an agreement with an investment banker under which the banker will provide consulting and investment banking services. The Company is seeking to raise up to $2.0 million in working capital through private placements with the assistance of the banker. To date the Company has received $350,000 through the sale of Series H Convertible Preferred Stock. The agreement provides that the banker will be issued warrants to purchase 2.5 million shares of Common Stock at $0.50 per share and will receive cash commissions on the sale of securities through private placements. The warrant will vest over six months in equal installments. The agreement is subject to cancellation by either party on 30 days' notice.



     The foregoing events could cause the Company's results of operations to be substantially different from those described in the financial statements as of December 31, 1997. See the financial statements and notes thereto, particularly
Note 13 entitled "Subsequent Events," included as part of this Report.


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     DynaGen, Inc. ("DynaGen" or the "Company") develops, manufactures and distributes generic pharmaceuticals. From its inception in 1988 until 1996, the Company was focused primarily on being a new drug development and licensing company. However, during 1996 DynaGen began expanding its business focus to building a generic pharmaceutical business while licensing its existing portfolio of therapeutic and diagnostic products to larger pharmaceutical companies for further development and commercialization in return for milestone payments and royalties. The Company has also contributed technologies to two majority-owned subsidiaries for further development, licensing and commercialization.


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


     To complement the acquisition of Able, in June 1997 the Company acquired Superior Pharmaceutical Company ("Superior") through a merger of Superior and a wholly-owned subsidiary of DynaGen. Superior has its primary operations in Cincinnati, Ohio where it employs approximately 65 people and has 4,000 square feet of office, warehouse and distribution space. Superior has additional sales people in Memphis, TN where the sales force operates under the name of Williams Generics.



     In 1997, Superior experienced a sharp decline in sales and earnings compared to 1996. This was due to the loss of sales of methylphenidate (brand name: Ritalin(R)) which was being manufactured and supplied to Superior under the Superior label. This product resulted in sales of over $7.5 million for Superior in 1996 and $5.1 in 1997. The decline in sales and margins was also due to the loss of key personnel at Superior immediately after the acquisition. A number of key personnel at Superior were recruited by competitors immediately after the acquisition. The Company believes that these individuals may have felt uncertain about their future under new management and were unwilling to accept assurances that their positions were secure. While the Company made efforts to retain key employees, some employees expressed doubt as to the Company's commitment and its financial viability and elected to pursue other opportunities. Since several of these employees were responsible for key functions such as purchasing products at most competitive prices, managing the sales force and bidding on corporate and federal contracts, their departure had a direct negative impact on Superior's sales and margins. This caused an overall decline in the results of Superior's operations after the acquisition. There was further erosion in margins as price pressure continued in the generic industry. Recently, however, as marginal manufacturers have either shut down operations or discontinued production, the prices and margins are improving. There can be no assurance, however, that these actions will improve Superior's performance in the near future. In the past six months, Superior has hired and trained additional sales staff, upgraded its systems and instituted controls to improve margins. Superior is also aggressively bidding on federal and state contracts and has won supply agreements with the governments of the states of Florida, Ohio, Louisiana and Texas.


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


     The purchase price of $2,350,000 for GDI was financed by a $1,200,000 five-year secured term loan from Fleet Bank and $1,150,000 in Series E and Series F Convertible Preferred Stock. The preferred shares cannot be converted into Common Stock until one year from the date of closing. After that, the preferred shares can only be converted at a rate of $40,000 per week at the prevailing market price. Fleet Bank has also provided a $300,000 working capital line of credit.


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

           Orthodyn(R) Bioresorbable Bone Cement. OrthoDyn, a bone repair cement, is based on a family of bioresorbable, biocompatible polyesters derived from compounds naturally occurring in the body. It is a composite polymer/filler system and has strength and stiffness more similar to human bone than fully ceramic systems. It is initially moldable, forming a very cohesive dough, cures fast (10 to 30 minutes) with little or no heat evolution, and has strength, stiffness and toughness similar to human bone. Preclinical studies have demonstrated acceptable specifications with regard to degradation time, biocompatibility and strength. These studies also have provided early indications that new bone effectively grows into and replaces the cement. The polymer component also has potential use for formation of preformed bioresorbable pins, plates and screws.

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


          NicCheck(R) I


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


     The Company has discontinued further research and development on this product and is seeking licensing opportunities. There is no assurance that the Company will successfully license this technology or receive any benefits (See "Risk Factors -- Dependence on Patents and Proprietary Technology" and "Products in Early Stage of Development").


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


     Current breast biopsy procedures involve an initial mammogram, the insertion of wires (needles) in the breast to mark the location of the tumor and a second mammogram to confirm the location. The surgeon then uses the wires as guides to excise the lesion(s). This is an invasive and expensive procedure which can also be emotionally traumatic to the patient. The BioTrack technology uses an imaging and tracking system to locate the lesion and guide the surgeon's tool, such as a scalpel, to the lesion without the need for guide wires. This results in a much less intrusive procedure, greater accuracy of lesion localization, substantially reduced procedural costs, and improved patient comfort. In December 1997, the Company initiated bridge financing for BioTrack through a placement agent, and completed the sale of units consisting of promissory notes and shares of BioTrack common stock in the amount of $300,000 which was utilized for research and development and general working capital purposes. On April 30, 1998, the Company's Board of Directors unanimously voted to sell a portion of BioTrack. The Company's equity in BioTrack will be reduced to approximately 20% and the balance will be set aside for the inventors of the technology, investors and BioTrack management. See "Subsequent Events."


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



     The majority of Able's sales are to customers who purchase under firm purchase order commitments. These purchase orders range from $25,000 to $400,000 and are filled within three to four months from the time they are received by the Company. All sales under such purchase orders are final and returns are allowed only for defective materials and damaged goods. Able generally does not manufacture products unless it has a firm purchase order.



     The Company's distribution subsidiaries, Superior and GDI, have a total of over 5,000 customers. The majority of those customers, consisting primarily of drugstore chains and independent pharmacies, purchase products via telephone orders depending on their needs from time to time, but are not obligated to purchase any products from the Company. The Company competes with other generic distributors on the basis of price and service to attract and retain such customers. Minimal levels of sales are done under long-term contracts which are typically for a term of twelve months. These include contracts with federal, state or local agencies. Superior and GDI bid on a fixed price basis for these contracts.


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


     The company's South Plainfield, New Jersey facilities are registered with the FDA and are subject to current Good Manufacturing Practices ("cGMP") as prescribed by the FDA.


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


     Both Superior and GDI compete with other distributors and wholesalers of generic drugs. The wholesalers are much larger, have a national network of warehouse and distribution centers, and carry a full line of products, including branded (non-generic) pharmaceuticals. The wholesalers are also better capitalized and obtain the best (or lowest) price from the vendors. Other distributors are small, privately-held companies that distribute generic drugs to regional pharmacies. Major wholesalers include Cardinal Health, Inc., McKesson Corp., and Andox Corporation.


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

PATENTS AND PROPRIETARY TECHNOLOGY


     As part of its initial organization, the Company acquired several patents related to polymer technologies. In addition, the Company has filed several U.S. and foreign patent applications for processes and products relating to its controlled release delivery systems, smoking cessation technology, nicotine detection product, bioresorbable bone cement product, its immunomodulator and tumor localization technologies. No assurance can be given that existing patent applications will be granted or that any patents, if issued, will provide the Company with adequate protection relating to the covered products, technology or processes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

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

SALES OF UNREGISTERED SECURITIES


     Between October 10, 1997 and December 5, 1997, the Company sold 2,500 shares of Series A Preferred Stock and Common Stock Purchase Warrants to purchase an aggregate of 20,000 shares of Common Stock to unaffiliated accredited investors in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The firm of H.J. Meyers & Co., Inc. acted as placement agent for the sale of these securities. The Company received $250,000 in proceeds from the sale of the shares. The terms of the subscription provided that the shares of Series A Preferred Stock would be convertible into Common Stock at the lesser of (i) 120% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Securities and Exchange Commission (the "Commission") declared effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants or (ii) a discount ranging between 80% and 74% on the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Series A Preferred Stock is converted. The terms of the warrants provided that they would be exercisable at a price equal to 120% of the average closing bid price of the Company's Common Stock as reported by the Nasdaq SmallCap Market (or such other exchange on which the Common Stock is then traded) for the five trading days immediately preceding the date on which the Commission declared effective the registration statement to be filed registering the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants. See Note 13 to the financial statements included in this Report, entitled "Subsequent Events," for information relating to sales of unregistered securities during the first quarter of 1998.

ITEM 6.  SELECTED FINANCIAL DATA


     The selected financial data set forth below has been derived from the audited financial statements of the Company. This information should be read in conjunction with the financial statements and notes thereto set forth elsewhere herein. The Company acquired certain assets of Able Laboratories, Inc. on August 19, 1996 and acquired Superior Pharmaceutical Company on June 18, 1997. These acquisitions affect the comparability of the data presented below, in that the results of Able and Superior are included after the respective acquisition dates. The acquisitions were accounted for as purchases. See Note 2 to the Financial Statements, entitled "Business Acquisitions."



                                          TRANSITION
                           YEAR ENDED    PERIOD ENDED                   YEARS ENDED JUNE 30,
                          DECEMBER 31,   DECEMBER 31,   -----------------------------------------------------
                              1997           1996          1996          1995          1994          1993
                          ------------   ------------      ----          ----          ----          ----
STATEMENT OF OPERATIONS
  DATA:
Revenues................  $ 14,009,730   $   359,908    $   555,745   $   497,553   $   437,005   $   883,910
Costs and Expenses......    24,087,512     4,687,745      5,899,650     3,836,295     4,264,141     4,388,575
Loss From Continuing
  Operations............   (12,241,278)   (4,306,140)    (5,097,419)   (3,042,383)   (3,645,804)   (3,405,387)
Loss From Discontinued
  Operations............            --            --             --            --       (14,945)      (48,095)
Net Loss................   (12,241,278)   (4,306,140)    (5,097,419)   (3,042,383)   (3,660,749)   (3,453,482)
Less returns to
  preferred stock
  including beneficial
  conversion fea-
  tures.................     2,108,000            --        865,000            --            --            --
Net loss applicable to
  common stock..........   (14,349,278)   (4,306,140)    (5,962,149)   (3,042,383)   (3,660,749)   (3,453,482)
Loss Per Share:
  From Continuing
     Operations.........         (4.48)        (1.50)         (2.44)        (1.44)        (2.21)        (2.64)
  From discontinued
     Operations.........                          --             --            --            --            --
  Net Loss..............         (4.48)        (1.50)         (2.44)        (1.44)        (2.21)        (2.64)
Weighted Average Number
  of Shares
  Outstanding...........     3,204,163     2,879,412      2,443,395     2,117,970     1,651,712     1,307,056

                               AT             AT                             AT JUNE 30,
                          DECEMBER 31,   DECEMBER 31,   -----------------------------------------------------
                              1997           1996          1996          1995          1994          1993
                          ------------   ------------      ----          ----          ----          ----
BALANCE SHEET DATA:
Total Assets............  $ 29,348,114   $ 7,463,149    $11,576,666   $ 5,114,021   $ 7,834,706   $ 5,602,289
Convertible Note Paya-
  ble...................       535,000     1,600,000      2,000,000            --            --            --
Long term debt..........       328,500            --             --            --            --            --
Warrant put liability...       750,594            --             --            --            --            --
Total Liabilities.......    26,723,486     2,409,133      2,733,032       587,207       420,964       441,171
Working Capital (Defi-
  cit)..................   (11,711,296)    5,502,295     10,203,693     4,102,747     6,967,894     4,584,747
Stockholders' Equity....     2,624,628     5,054,016      8,843,634     4,526,814     7,413,742     5,161,118



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

OVERVIEW


     The Company develops and markets proprietary and generic therapeutic and diagnostic products for the human health care market. The Company has begun expanding its business focus from being a development and licensing company to building a diversified health care company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals as well as the continued development of therapeutic and diagnostic products. The Company intends to implement this strategy through the acquisition of businesses, technologies and products that the Company believes are undervalued as well as through internal product development. In August 1996, the Company acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, the Company has purchased all of the outstanding shares of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceuticals. In March 1998, the Company, through its wholly-owned subsidiary Generic Distributors, Incorporated ("GDI"), completed the acquisition of Generic Distributors Limited Partnership.


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

  Results of Operations

  Year Ended December 31, 1997 as Compared with the Six-Month Period Ended December 31, 1996


     Revenues for the year ended December 31, 1997 were $14,009,730 versus $359,908 for the six-month Transition Period ended December 31, 1996. This increase of $13,649,822 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Able (acquired in August 1996) and Superior (acquired in June 1997). During the six-month Transition Period ended December 31, 1996, the Company was primarily a research and development company with limited revenues. The Company's revenues for the Transition Period were derived primarily from the post-acquisition product sales by Able.

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

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses for Fiscal 1996 were $2,685,000 versus $1,984,000 for Fiscal 1995, an increase of $701,000. Selling, general and administrative expenses increased in the following areas: staffing -- $355,000, investor relations -- $165,000, consulting -- $111,000 and legal -- $62,000. The increase in investor relations expenses is attributable to a new program designed to inform investors on corporate developments and strategy. Legal expenses increased primarily for assistance with certain licensing arrange-ments, regulatory issues, stock grants and options. The increase in staffing expenses is primarily due to the award of stock grants and options. Consulting expenses relate to assistance provided towards developing a strategy for business alliances for certain Company products.

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

LIQUIDITY AND CAPITAL RESOURCES


     As of December 31, 1997, the Company had a working capital deficit of $11,711,296, compared to working capital of $5,502,295 at December 31, 1996. Cash and investment securities were $697,045 at December 31, 1997 compared to $5,117,000 at December 31, 1996. Working capital decreased primarily as a result of the Company's operating losses including approximately $2,900,000 of operating losses of its Able subsidiary, the accrual of a current liability in the amount of approximately $4,000,000 relating to an acquisition obligation associated with the Superior acquisition and the classification of long-term debt obligations as to which covenant defaults have occurred as current liabilities. The Company expects its cash needs for the next 12 months to be approximately $7,000,000. Of this amount, approximately $3,000,000 is expected to be general and administrative and approximately $4,000,000 is expected to be for working capital. The Company expects to generate the needed cash through additional financing activities. If the Company is not able to raise the needed financing, it may need to seek the protection of the bankruptcy courts. See "Special Considerations -- Financial Condition of the Company" and "Risk
Factors -- Financial Condition".



     In June 1997, the Company completed the acquisition of Superior Pharmaceutical Company, of Cincinnati, Ohio, for an adjusted purchase price of $15.9 million in cash, notes and stock. The Company guaranteed that the selling shareholders would receive at least $5,000,000 in the stock value as of June 1998. The agreement provides that the Company will make up any shortfall in this guaranteed stock value through the issuance of additional stock and cash. The Company is currently trying to renegotiate its obligations to the selling shareholders of Superior. No assurance can be given that the Company will be successful in this effort. If the Company is not able to renegotiate these obligations, it may need to seek the protection of the bankruptcy courts. See "Special Considerations -- Financial Condition." Superior markets and distributes generic prescription and over-the-counter pharmaceuticals to independent, chain and institutional pharmacies throughout the United States. The Company financed this acquisition by issuing Series A and Series B Preferred Shares which yielded $6,100,000 and subordinated debt of $3,000,000 obtained from two institutional lenders. The Company also invested $1,500,000 in Superior towards working capital as required by the secured lender. Superior has a $9,000,000 secured revolving facility through Huntington National Bank, of Cincinnati, Ohio.



     Furthermore, subsequent to the acquisition of Superior in June 1997, Superior experienced loss of key personnel, declining revenues, erosion of margins and an overall decline in its business. A number of key personnel at Superior were recruited by competitors immediately after the acquisition. The Company believes that these individuals may have felt uncertain about their future under new management and were unwilling to accept assurances that their positions were secure. While the Company made efforts to retain key employees, some expressed doubt as to the Company's commitment and its financial viability and elected to pursue other opportunities. Since several of these employees were responsible for key functions such as purchasing products at most competitive prices, managing the sales force and bidding on corporate and federal contracts, their departure had a direct negative impact on Superior's sales and margins. This caused an overall decline in the results of Superior's operations after the acquisition, and resulted in the Company not meeting certain loan covenants stipulated by the secured and subordinated lenders. As a result, the secured lender has agreed to extend the credit line that matured in April 1998 for 60 days and, upon review of the Company's performance, may consider further extension. The Company obtained a waiver and extension of the third quarterly payment of $515,625 to the selling shareholders which was due on March 31, 1998. The agreement provides that the selling shareholders of Superior may draw this payment out of its operating cash flows provided that Superior and DynaGen meet the loan covenants. The Company has also received an extension on the payment of the $535,000 note which matured on February 7, 1998.



     The Company has begun initial discussions with the selling shareholders of Superior to renegotiate the acquisition obligation related to the guaranteed stock value of $5,000,000 as of June 1998. The Company, pursuant to the terms of the purchase and sale agreement, is required to issue a certain number of shares which at current stock prices will satisfy approximately $917,000 of this obligation. The balance of $4,083,000 has been accrued as a current liability at December 31, 1997. While these discussions have been positive, there is no assurance that the parties will come to an agreement or that such an agreement, if reached, will be on terms favorable to the Company. Failure to reach an agreement will result in further defaults on the Company's loan covenants and may allow the selling shareholders certain rights under the purchase and sale agreement, including but not limited to the pledge of all of Superior's shares. While neither the selling shareholders nor the secured lender nor the subordinated lender have informed the Company of their intentions to exercise their rights under various agreements, there is no assurance that the Company will successfully renegotiate the covenants, come in compliance with the existing or proposed covenants and reclassify its obligations as either long-term debt or equity. In such circumstances, the Company will continue to show substantial working capital deficit and continue to be in default of its agreements. If the Company is not able to renegotiate the selling shareholders of Superior or renegotiate or meet its obligations to Huntington National Bank, the Company may need to seek the protection of the bankruptcy courts.


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


     Management has initiated intensive reviews of its operations and is implementing plans to cure covenant defaults, raise additional equity, and improve the liquidity and cash resources for general working capital purposes. Specifically, at the corporate level, the Company has discontinued all R&D activity either through terminating the programs or outlicensing the products to other companies. The Company's lead product to date, NicErase-SL, has been licensed to Nastech Pharmaceutical, of Hauppauge, NY. The Company has reduced its workforce by approximately 40 employees through termination and attrition. The Company is also negotiating to sublease all or part of its current facilities in Cambridge, MA to further reduce its overhead expenses. In 1998, management expects to maintain a skeleton staff of approximately seven full-time and four part-time employees to manage the corporate functions of the Company. Management is also actively reviewing every cost center for further optimization and cost reductions.

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



     Management in conjunction with key personnel at Superior has implemented a program to reverse the decline in the general business of the Company. Specific actions taken at Superior include recruitment of key personnel; optimization of the product line reducing the number of different items or stock keeping units ("SKUs") in its inventory, reducing the number of vendors suppling same or similar items and updating the price list to reflect costs of inventory items; reduction in the G&A expenses; and an aggressive program to seek competitive business in both the government as well as corporate sectors. Superior is also negotiating with its primary vendors' supply agreements on favorable terms which will improve the gross margins and make Superior more competitive in the marketplace.



     To date, the Company has met substantially all of its requirements for capital through the sale of its securities. The negative impact of the events in 1997 has therefore severely limited the Company's ability to raise further capital in a conventional sale of its securities. The Company plans to raise capital in order to finance the working capital requirements. There can be no assurance that the Company will be able to secure additional financing or that such financing will be available on favorable terms. Specifically, the Company has entered into an agreement with an investment banker to locate sources of financing. Management believes that any financing which will create short-term supply or additional common shares in the market would only result in further depression of the price of the Common Stock, making it even more difficult to raise capital. Therefore, the Company intends to seek financing primarily from those sources who will be long-term investors. In view of the Company's current stock price and its financial condition, it is exceedingly difficult to find such investors. However, the Company has had limited and preliminary discussions with investors and to date has issued $350,000 of Series H Preferred Stock pursuant to this arrangement. The Series H Preferred Stock is convertible into Common Stock beginning 12 months from date of issuance. The Company is attempting to obtain additional interim short-term financing over the next several weeks. The Company plans to use the interim financing if any is obtained, for general working capital, partial payment to the creditors and the limited internal research and development program at Able. If the Company cannot raise such financing, it may be forced to seek the protection of the bankruptcy courts. See "Special Considerations" and "Risk Factors -- Financial Condition."


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

YEAR 2000 COMPLIANCE



     Certain computer programs and microprocessors use two digits rather than four to define the applicable year. Any computer program that has date-sensitive software and microprocessors may recognize a date using "00" as the year 1900 rather than 2000. This phenomenon could cause a disruption of the Company's operations, including, among other things, a temporary inability to send invoices, or engage in similar normal business activities. Management believes the Company is substantially year 2000 compliant with respect to its sales, administration, and general operations. Prior to purchasing any new equipment or software, it is Company policy to ensure that the specifications include year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems will rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material impact on the Company. Based on its current assessment, management believes that year 2000 compliance will not have a material adverse impact on the future operations of the Company.


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


     Financial Condition. For the year ended December 31, 1997, the Company incurred net losses of approximately $12,241,278. For the three months ended March 31, 1998, the Company incurred net losses of approximately $1,679,062. As of March 31, 1998, the Company had approximately $440,643 in cash and cash equivalents and a net worth of $3,172,810. The Company's current liabilities, as of December 31, 1997, aggregated approximately $25,644,392. The Company expects its cash needs for the next twelve months to be approximately $7,000,000. The Company does not presently have adequate cash from operations to meet these needs. In order to meet its needs for cash to fund its operations, the Company must obtain additional financing and renegotiate the terms of its current arrangements with creditors. The Company is presently in default under a number of its arrangements, agreements and instruments with creditors, with the result that the Company's obligations under such agreements and instruments may be accelerated. If the Company is unable to obtain significant additional financing or to renegotiate its arrangements with existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Special Considerations -- Company's Common Stock May Be Delisted From Nasdaq Stock Market; "Management's Discussion and Analysis -- Liquidity and Capital Resources"; and the financial statements and notes thereto included as part of this Report.

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


     Common Stock Subject to Delisting From Nasdaq SmallCap Market. The Company has received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that it does not meet the applicable listing requirements and that the Company's Common Stock is therefore subject to delisting. The Company has elected to exercise its right to a written hearing to contest the delisting of its securities in accordance with Nasdaq's procedures. The Company does not meet the Nasdaq listing requirements. Although Nasdaq has the discretion to grant exceptions to the listing requirements, there is no assurance that it will do so in the Company's case. The Company anticipates that, if its Common Stock is delisted from the Nasdaq SmallCap Market, it will continue to trade on the Boston Stock Exchange and may also be quoted on the OTC Bulletin Board. However, delisting of the Company's Common Stock from the Nasdaq SmallCap Market could have a material adverse effect on the liquidity of the Common Stock and on the Company's ability to raise capital necessary for the Company's continued operations. See "Special Considerations -- Company's Common Stock May Be Delisted From Nasdaq Stock Market."



     History of Losses; Anticipation of Future Losses. The Company has incurred operating losses since its inception and has an accumulated deficit of $36,556,469 as of December 31, 1997. The Company incurred a net loss of $1,679,062 for the quarter ended March 31, 1998, a net loss of $12,241,278 for the year ended December 31, 1997, a net loss of $4,306,140 for the six months ended December 31, 1996, and a net loss of $1,809,816 for the six months ended December 31, 1995. The Company incurred a net loss of $5,097,419 for the fiscal year ended June 30, 1996, compared with a net loss of $3,042,383 for the fiscal year ended June 30, 1995. Such losses have resulted principally from expenses incurred in research and development and from general and administrative costs associated with the Company's development efforts. In addition, the Company's Able subsidiary has incurred operating losses resulting primarily from insufficient revenues. The continued development of the Company's products will require the commitment of substantial resources to conduct further development and preclinical and clinical trials, and to establish manufacturing, sales, marketing, regulatory and administrative capabilities. The Company expects to incur substantial operating losses over the next several years as its product programs expand, various clinical trials commence and marketing efforts are launched. The amount of net losses and the time required by the Company to reach sustained profitability are highly uncertain, and to achieve profitability the Company must, among other things, successfully complete development of its products, obtain regulatory approvals, and establish manufacturing and marketing capabilities by itself or with third parties. There is no assurance that the Company will ever generate substantial revenues from its proprietary and generic products or achieve profitability.


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


     Contingent Obligations with Respect to Superior Acquisition. The Company used a combination of cash, a note and 166,667 shares of Common Stock (after giving effect to a one-for-ten reverse split of the common stock outstanding) to acquire Superior in June 1997. The Agreement and Plan of Merger for the Superior acquisition provides that the Company is also obligated to issue to the former stockholders of Superior up to an additional 1,666,667 shares of Common Stock if on June 18, 1998 the Common Stock has not had an average closing bid price of at least $30.00 per share for the 10 previous trading days. The merger agreement provides further that DynaGen shall pay to the former Superior stockholders in immediately available funds the difference between $5,000,000 and the then current aggregate market value of all shares issued to the former Superior stockholders. If the Common Stock continued to trade at its present price of approximately $0.50 per share, the Company would become obligated to pay approximately $4,083,000 in cash to the former stockholders of Superior. There can be no assurance that the market value of the Common Stock issued to the former Superior stockholders will be $5,000,000 or greater as of June 18, 1998 or that the Company will have the ability to meet any future obligation to pay cash to the former Superior stockholders. The Company's inability to meet any such obligation or other fixed or contingent obligations of the Company as they become due could have a material adverse effect on the Company's ability to continue its operations.


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


     Customer Concentration; Consolidation of Distribution Network. The distribution network for pharmaceutical products has in recent years been subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail pharmacy consolidation has occurred. Products sold by the Company's Superior and GDI subsidiaries are subject to return in the case of improperly filled orders, overstocking and expiration of items. The rate of product returns at Superior and GDI has been minimal. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses, thereby stimulating product returns to Superior. Consolidation or financial difficulties could cause customers to reduce their inventory levels, or otherwise reduce purchases of Superior's products, which could have a materially adverse effect on the Company's business, results of operations and financial condition.



     Volatility of Stock Price. The market for securities of technology companies, including those of the Company, has been highly volatile. The market price of the Company's Common Stock has fluctuated between $70.00 and $1.25 from January 1, 1993 to December 31, 1997 and was approximately $0.63 on June 1, 1998, and it is likely that the price of the Common Stock will continue to fluctuate widely in the future. Announcements of technical innovations, new commercial products, results of clinical trials, regulatory approvals, patent or proprietary rights or other developments by the Company or its competitors could have a significant impact on the Company's business and the market price of the Common Stock.


     Adverse Consequences Associated with the Obligation to Issue Substantial Shares of Common Stock Upon Conversion of Convertible Securities. As of June 1, 1998 the Company was obligated to issue approximately 24,101,957 shares of Common Stock for issuance upon the conversion or exercise of its outstanding warrants, rights, convertible preferred stock and a convertible note and 1,763,446 shares of Common Stock have been reserved for issuance to employees, officers, directors and consultants. The price which the Company may receive for the Common Stock issuable upon exercise of such options and warrants will, in all likelihood, be less than the market price of the Common Stock at the time of such exercise. Consequently, for the life of such options and warrants the holders thereof may have been given, at nominal cost, the opportunity to profit from a rise in the market price of the Common Stock.


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


     Consolidated Financial Statements and Financial Statement Schedules as of December 31, 1997 and 1996 and for the year ended December 31, 1997, the six months ended December 31, 1996 and 1995 and the years ended June 30, 1996 and 1995 are filed as exhibits hereto and listed in Items 14(a)(1) and (2), and are incorporated herein by reference.


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

                                 DYNAGEN, INC.

                        CONSOLIDATED STATEMENTS OF LOSS


                                           YEAR ENDED        SIX MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,            YEARS ENDED JUNE 30,
                                          ------------   -------------------------   -------------------------
                                              1997          1996          1995          1996          1995
                                          ------------   -----------   -----------   -----------   -----------
                                                                      (UNAUDITED)
REVENUES (NOTE 11):
  Product sales.........................  $ 13,920,904   $   358,467   $    57,855   $   220,745   $   247,553
  Fees and royalties....................        88,826         1,441       275,000       335,000       250,000
                                          ------------   -----------   -----------   -----------   -----------
  Total revenues........................    14,009,730       359,908       332,855       555,745       497,553
                                          ------------   -----------   -----------   -----------   -----------
Costs and expenses:
  Cost of sales.........................    13,255,651       356,312        28,837        96,680       134,392
  Research and development..............     3,220,283     1,092,253     1,036,622     3,118,145     1,718,006
  Selling, general and administrative...     7,611,578     3,239,180     1,188,733     2,684,825     1,983,897
                                          ------------   -----------   -----------   -----------   -----------
  Total costs and expenses..............    24,087,512     4,687,745     2,254,192     5,899,650     3,836,295
                                          ------------   -----------   -----------   -----------   -----------
  Operating loss........................   (10,077,782)   (4,327,837)   (1,921,337)   (5,343,905)   (3,338,742)
                                          ------------   -----------   -----------   -----------   -----------
Other income (expense):
  Investment income, net................       120,359       157,788       111,521       367,715       296,555
  Interest and financing expense (Note
     6).................................    (2,283,855)     (136,091)           --      (121,229)         (196)
                                          ------------   -----------   -----------   -----------   -----------
  Other income (expense), net...........    (2,163,496)       21,697       111,521       246,486       296,359
                                          ------------   -----------   -----------   -----------   -----------
  Net loss..............................   (12,241,278)   (4,306,140)   (1,809,816)   (5,097,419)   (3,042,383)
Less returns to preferred stockholders:
  Beneficial conversion feature (Note
     10)................................     1,918,000            --            --       865,000            --
  Dividends paid and accrued............       190,000            --            --            --            --
                                          ------------   -----------   -----------   -----------   -----------
Net loss applicable to common stock.....  $(14,349,278)  $(4,306,140)  $(1,809,816)  $(5,962,419)  $(3,042,383)
                                          ============   ===========   ===========   ===========   ===========
Net loss per share-basic (Note 1).......  $      (4.48)  $     (1.50)  $     (0.81)  $     (2.44)  $     (1.44)
                                          ============   ===========   ===========   ===========   ===========
Weighted average shares outstanding.....     3,204,163     2,879,412   2,221,765..     2,443,395     2,117,970
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
Schedule of non cash investing and financing
  activities:
  On June 18, 1997, the Company purchased all
  of the common stock of Superior
  Pharmaceutical Company, Inc. for $15,850,000.
  In connection with the acquisition, non cash
  financing activities, liabilities assumed and
  goodwill and customer lists were as follows:
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


     The Company has incurred recurring losses from operations resulting in an accumulated deficit of $36,556,469 and a working capital deficiency of $11,711,296 at December 31, 1997. In addition, the Company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:



          GFL Performance Fund Limited -- The Company issued a 8% Convertible Note to GFL Performance Fund in the amount of $2,000,000 in February, 1996. The balance of this note, $535,000 was due on February 7, 1998, however ,the lender granted an extension on the payment of this note. In connection with this extension the Company agreed to increase the principal amount due to $798,755. The note and the increased principal amount are reflected as current liabilities in the balance sheet at December 31, 1997. (See Note
     6).



          Sirrom Capital Corporation ("Sirrom") and Odyssey Investment Partners, L.P. ("Odyssey") -- The Company issued secured promissory notes in the aggregate principal amount of $3,000,000 on June 18, 1997 and were due June 17, 2002. In addition, the Company issued stock warrants to purchase in the aggregate 40,000 shares of the Company's common stock and granted Sirrom and Odyssey the right to sell to the Company the warrants (put warrants) under a put and substitution agreement. At the time of issuance, $702,000 of the proceeds was allocated to the put warrants, resulting in a discount on the promissory notes.


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


          Superior Pharmaceutical Company -- The Company acquired Superior on June 18, 1997 for an adjusted purchase price of $15,850,000. The purchase price was paid as follows: $6,250,000 in cash, $5,000,000 ($4,600,000 as adjusted) of 9.5% secured promissory notes to the former Superior stockholders due in quarterly installments through June 30, 2000 and common stock of the Company with a guaranteed value of $5,000,000.


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

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


          The Company issued 166,667 shares of common stock to the former Superior stockholders on the closing date. The Agreement and plan of merger with the Superior stockholders provided that at the first anniversary of the closing, June 18, 1998, the Superior stockholders would receive up to an additional 1,666,667 shares of common stock, if the Company's stock price was less than $30.00. Any difference between the value of the stock received and the $5,000,000 guaranteed value is to be paid in cash. The Company does not anticipate that the value of the common stock issued and issuable will reach the specified level of $5,000,000 by June 18, 1998. Accordingly, the Company has accrued a current liability to the former Superior stockholders in the amount of $4,083,000 at December 31, 1997 and reduced the amount originally added to additional paid-in capital at the time of acquisition.


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


     On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three year secured promissory notes and 166,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. The secured promissory notes were subsequently reduced by $400,000 due to a deficiency in the required net worth of Superior as of the acquisition date. DynaGen is obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock after twelve months if its common stock is not trading at an average of at least $30.00 per share for 10 consecutive trading days. The merger agreement provides further that DynaGen shall pay to the former Superior stockholders the difference between $5,000,000 and the current aggregate market value of the shares issued to the former Superior stockholders. DynaGen is obligated to register the shares within eleven months after the closing of the acquisition. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000. The former shareholders of Superior, who remain as senior management at Superior, may also receive certain incentive payments based on Superior's performance during the three years following the closing of the acquisition. Any such payments will be charged to expense when incurred. DynaGen contributed $1,750,000 in additional capital to Superior immediately following the closing.


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

     Unaudited proforma consolidated operating results for the Company, assuming the acquisitions of Able and Superior had been made as of the beginning of the most recent fiscal year for each of the periods presented, are as follows:


                                                        YEAR ENDED        SIX MONTHS ENDED
                                                     DECEMBER 31, 1997    DECEMBER 31, 1996
                                                     -----------------    -----------------
Revenues...........................................  $      26,019,467    $      17,412,594
                                                     =================    =================
Net loss...........................................  $     (12,085,635)   $      (4,349,129)
                                                     =================    =================
Net loss per share.................................  $           (4.43)   $           (1.43)
                                                     =================    =================


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

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  Bridge Loans


     On December 19,1997 DynaGen sold a subordinated note in the principal amount of $155,000 to a lender with an interest rate of 7% per annum. This unsecured note was payable in full with interest on January 18, 1998. In connection with this bridge loan, DynaGen agreed to issue 15,000 shares of common stock to the investor as additional consideration for the loan. This note was converted into common stock on March 25, 1998.



     On October 3, 1997, BioTrack, Inc. received $250,000 in a subordinated note from an employee of Superior at an interest rate of 18% per annum due on November 30, 1997. The due date on this note was extended to June 30, 1998. The proceeds were used as bridge-financing for BioTrack, Inc. and the investor has the option of extending the note or to be paid in full from subsequent financings. This investor also received 10,000 shares of BioTrack common stock valued at $500 as additional consideration for the loan.


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


     DynaGen obtained debt financing in the form of a bridge loan of $500,000, from a private investor at an interest rate of 7% per annum and due September 30, 1997 related to its Superior acquisition. In connection with this bridge loan, the Company has issued 15,000 shares of its unregistered common stock to the investor as additional consideration for the loan. Proceeds of $150,000 from the debt financing were allocated to the common stock based on the fair value of the common stock at June 18, 1997. The balance of the proceeds was allocated to the bridge loan. The debt discount of $150,000 on the bridge loan was fully amortized through December 31, 1997. On October 10, 1997, the bridge loan and all accrued interest was converted into 5,015 shares of Series B Preferred Stock and 15,000 shares of common stock in full satisfaction of the debt.


  Notes Payable -- Superior Acquisition


     In connection with the acquisition of Superior, the Company issued $5,000,000 in secured promissory notes payable to the former Superior stockholders. The notes are payable in quarterly installments of principal and interest over three years at an interest rate of 9.5% and are secured by a pledge of the Superior common stock. During the year ended December 31, 1997, the Company made principal payments of $416,667 on the notes. In addition, the notes were reduced by $400,000, due to a shortfall in the required net worth of Superior as of the acquisition date. The Company has classified the notes payable as a current liability on December 31, 1997 as it is currently in default under certain loan covenants.


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
                                                              ----------
                                                              $4,183,333
                                                              ==========

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

  Senior Subordinated Debt


     In June 1997, DynaGen obtained senior subordinated debt financing of $3,000,000 from two private investors bearing interest at 13.5% payable in monthly installments. The principal is payable upon maturity at the end of five years. The loan is secured by a first-lien security interest on the assets of DynaGen, a second-lien security interest on the assets of Superior and a second-lien interest in the pledge of the Superior common stock and a guarantee of payment by Superior.



     DynaGen also issued to the investors warrants to purchase 40,000 shares of common stock of DynaGen at an exercise price of $.10 per share exercisable for five years. In addition, these warrants are subject to put features under certain circumstances. Proceeds of $702,000 from this financing were allocated to the DynaGen stock warrants, based on their estimated fair value. This amount is reflected in the accompanying financial statements as a warrant put liability because the warrants give the holders the choice of a cash settlement under certain conditions. The put allows the holders to sell two-thirds of the warrants to the Company after three years for $667,000, and all of the warrants after five years for $1,500,000 unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value. The Company is accruing the put value of the warrants to their redemption amounts over their respective terms. The stock purchase warrant agreements contain a provision which allows the warrant holder to substitute their warrants for stock purchase warrants, issued by Superior. The substitute warrants allow the warrant holders to purchase 15% of Superior's common stock at an exercise price of $.01.



     The remaining proceeds from this offering of $2,298,000 were allocated to the subordinated debt. The debt discount of $702,000 was being amortized, using the interest method, over the term of the debt. At December 31, 1997, the Company amortized the entire debt discount as the Company is in default under the terms of the debt agreement and the debt has been classified as a current liability.


  Loan Payable -- Bank


     Superior obtained a secured revolving line of credit of up to $9,000,000 from a bank to provide working capital for its general operations. Advances under the line of credit are subject to a borrowing base consisting of the sum of (i) 80% of Superior's eligible accounts receivable, plus (ii) 60% of Superior's eligible inventory.



     The advances under the line are secured by a first-lien security interest in all of the assets of Superior and are guaranteed by DynaGen. Superior may not make distributions to the Company, other than distributions to pay principal and interest on the notes payable to the former Superior stockholders, without the prior written consent of the bank. In the event of a default Superior may not make any distributions to the Company. Superior may draw on the line of credit until April 5, 1998. Interest on the line of credit is based on the lower of the prime lending rate or LIBOR plus 2% (7.625% at December 31, 1997).


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

  Consulting Agreements


     In February 1996, the Company entered into a six-month public and investor relations services agreement with a public relations firm. As compensation for these services, the firm was granted an option under the 1991 Stock Plan (see
Note 10) to purchase 2,000 shares of the Company's common stock at $.10 per share exercisable through February 1, 2003 as long as the firm maintains a business relationship with the Company. The Company valued the option at $55,225 and amortized the expense over the six month term of the agreement.


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

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

10.  PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS


  Preferred Stock



     A summary of preferred stock outstanding at December 31, 1997 is as follows:



                                                               PAR     LIQUIDATION
                                                              VALUE       VALUE
                                                              -----    -----------
Preferred stock, $.01 par value, 10,000,000 shares
  authorized:
  Series A convertible, 50,000 shares authorized, 37,007
     shares issued and outstanding..........................  $370     $3,700,672
  Series B convertible, 12,515 shares authorized, 12,515
     shares issued and outstanding..........................   125      1,247,745
  Series C convertible, 7,500 shares authorized, 7,500
     shares issued and outstanding..........................    75        750,000
  Series D convertible, 60,000 shares authorized, no shares
     issued and outstanding.................................    --             --
  Series E convertible, 10,500 shares authorized, no shares
     issued and outstanding.................................    --             --
  Series F convertible 5,000 shares authorized, no shares
     issued and outstanding.................................    --             --
  Series G convertible, 10,000 shares authorized, 6,500
     shares issued and outstanding..........................    65        650,000
                                                              ----     ----------
                                                              $635     $6,348,417
                                                              ====     ==========


  1992 Public Offering Warrants


     In October 1992, the Company completed a public offering which included redeemable common stock purchase warrants. Each warrant originally allowed the holder to purchase one share of common stock at a price of $65, subject to adjustment in certain instances, through September 24, 1995. The terms of the warrants provide that in the event that the Company, at any time or from time to time after their issuance, sells any shares of Common Stock for consideration of less than $65.00 per share, the exercise price will be decreased, and the number of shares for which the warrants is exercisable increased, such that the warrants will remain exercisable for the same percentage of the outstanding Common Stock for the same aggregate exercise price. The terms of the warrants further provide, however, that no such adjustment is to be made on account of any exercise of options to purchase Common Stock under any employee stock option plan, exercise of the warrants issued in the Company's 1992 public offering or the issuance of shares of Common Stock in an amount of up to 10% of the shares issued and outstanding as of the closing of the 1992 public offering. The warrant exercise price is also subject to adjustment in the event that the Company issues any Common Stock as a stock dividend to stockholders, or subdivides or combines the outstanding shares of Common Stock into a greater or lesser number. As a result of subsequent debt and equity financings, the 91,780 warrants that remain outstanding have been adjusted to allow the holder to purchase 1.7 shares with each warrant at an exercise price of $39 per warrant. The Company has extended the expiration date of the warrants to September 24, 1998. During the year ended June 30, 1996, 220 warrants were exercised to purchase 330 shares of common stock. Net proceeds were $9,438.


  1994 Public Offering

     On March 23, 1994, the Company completed a public offering of 160,000 units at $45 per unit. Each unit consisted of four shares of common stock and two Class A redeemable common stock purchase warrants.

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


Each warrant allowed the holder to purchase one share of common stock at a price of $12, subject to adjustment in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, through March 16, 1999. Net proceeds of the offering after deduction of all expenses were $5,617,729.



     The underwriting agreement granted the underwriters warrants to purchase 16,000 units at $74.25 per unit, subject to adjustment in the event of a stock dividend, stock split, reclassification, reorganization, consolidation or merger, during the period March 16, 1995 to March 16, 1999. The warrants contain, among other things, a net exercise feature. The net exercise feature of the underwriter's warrant allows the holder of the warrant to exercise the warrant in full or in part by surrendering the certificate for a number of shares of Common Stock equal in value to the difference between (i) the market price of the aggregate number of shares of Common Stock for which the warrant, or the part thereof, is being exercised, and (ii) the exercise price.


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


     On February 7, 1996, the Company raised $3 million in a private placement, from the sale to a single investor of 57,963 shares of common stock for $1,000,000 (approximately $17.30 per share) and the issuance of a $2 million convertible note. (See Note 6).

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



     On February 21, 1996 and March 4, 1996, the Company issued, in private placements, an aggregate of 38,850 shares of common stock for $38,850 and 1,178,264 shares of Series A preferred stock for $3,461,150 for aggregate consideration of $3,500,000. The common stock was sold at a discount of approximately $1,194,000 from market. This discount has not been recorded because it would result in an increase and an offsetting decrease in the Company's additional paid-in capital. Placement costs of $487,461 were charged to additional paid-in capital.



     The Series A preferred stock was convertible into common stock 100 days after initial issuance into that number of shares obtained by dividing the consideration paid for the preferred stock by 80% of the five-day average of the closing bid price per share of the common stock at the date of the conversion. The discount on the Series A convertible preferred was approximately $865,000. This discount was not recorded at the time of issuance of the Series A preferred Stock. Had the discount been recorded, an equal amount would have been added to the Company's additional paid-in capital at the date of issuance. The discount would have been amortized by a charge to additional paid-in capital from the issuance date to the first conversion date. This discount would have been fully amortized by June 30, 1996. The net loss per share for the year ended June 30, 1996 has been restated to reflect the discount as a return to the preferred shareholders in the calculation of basic earnings per share. Each share of preferred stock had a liquidation value equal to $2.9375, the consideration paid per share. In June 1996, the 1,178,264 shares of Series A preferred stock were converted into 161,283 shares of common stock based on the above formula.


     In February 1996, the Company issued, in a private placement, 55,256 shares of common stock for aggregate consideration of $1,000,000. Placement costs of $13,526 were charged to additional paid-in capital.


     During 1997, the Company sold 48,450 shares of Series A Preferred Stock for $4,845,000 and issued warrants to purchase 38,760 shares of Common Stock. No value was assigned to the warrants. The Series A Preferred Stock has a stated dividend of $5.00 per share per annum. DynaGen is obligated to register the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants within 90 days after the issuance of the Preferred Stock. The exercise price of the warrants will be $3.87 per share based on the five trading days immediately preceding December 4, 1997 on which date the registration statement was declared effective. The holders of Series A Preferred Stock have certain rights of first refusal on future equity financings.


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


     In June 1997, the Company sold 7,500 shares of Series B Preferred Stock for $747,750 and 22,500 shares of common stock for $2,250 for aggregate proceeds of $750,000 to a private investor. The common stock was sold at a discount of approximately $230,000 from the market price. The discount has not been recorded because it would result in an increase and offsetting decrease in additional paid-in capital. The Series B Preferred Stock has a stated dividend of $7.00 per share per annum. Additionally, a $500,000 bridge loan provided in June 1997 and accrued interest was converted to 5,015 shares of Series B Preferred Stock and 15,000 shares of common stock in October 1997 per the terms of the bridge loan. Upon liquidation, the Series B Preferred Stock ranks junior to the Series A Preferred Stock. DynaGen is obligated to register the 22,500 shares of common stock issued and the shares of common stock issuable upon conversion of the series B Preferred Stock within 150 days after the closing of the acquisition.


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


     On August 21, 1997, the Company sold 7,500 shares of Series C Preferred Stock for $750,000 and issued a Common Stock Purchase Warrant to purchase 25,000 shares of common stock to a private investor. No value was assigned to the warrants. The exercise price of the warrants is $7.4609 per share based on 125% of the ten day average of the closing bid price of the common stock. The Series C Preferred Stock may be converted into common stock at a conversion price equal to the lesser of 125% of the five day average of the closing bid price of the common stock or discounted percentages, ranging from 80% to 74% over time, of the current five day average closing bid price of the common stock. The Series C Preferred Stock has a stated dividend of $7.00 per share per annum.



     Effective December 31, 1997, the Company issued an 8% Debenture due April 19, 2009 for $328,500 to settle certain penalties related to delayed registration of the Series C Preferred Stock. The Debenture is repayable solely in common stock and may be converted at the trading value of company's stock, for five trading days preceding the Conversion date.


     The Company issued 6,500 shares, $.01 par value, of Series C Preferred Stock in settlement of $650,000 of accrued expenses. These shares may be converted into common stock at market prices beginning in 90 days from issue date.


     The Series A, B and C Convertible Preferred Stock have conversion features that were "in the money" at the date of issue ("beneficial conversion feature"). These securities may be convertible into common stock at the discount percentages specified above. The beneficial conversion features were recognized and measured in the 1997 financial statements by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The intrinsic value was calculated at the date of issue of the Convertible Preferred Stock as the difference between the conversion price and the face value of the Common Stock into which the securities are convertible, multiplied by the number of shares into which the security is convertible. A summary of the amounts allocated to the beneficial conversion feature is as follows:



                                                               YEAR ENDED
                                                              DECEMBER 31,
                CONVERTIBLE PREFERRED STOCK                       1997
                ---------------------------                   ------------
Series A....................................................   $1,366,000
Series B....................................................      374,000
Series C....................................................      178,000
                                                               ----------
                                                               $1,918,000
                                                               ==========

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


     The discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and has been recognized as a return to the preferred shareholders from the date of issuance through the date the security is first convertible. The discount of $1,918,000 was fully amortized at December 31, 1997 by a charge against additional paid-in capital because the company had no accumulated earnings at those dates.


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

                                                                       YEARS ENDED JUNE 30,
                          YEAR ENDED       SIX MONTHS ENDED    -------------------------------------
                       DECEMBER 31, 1997   DECEMBER 31, 1996         1996                1995
                       -----------------   -----------------   -----------------   -----------------
                                WEIGHTED            WEIGHTED            WEIGHTED            WEIGHTED
                                AVERAGE             AVERAGE             AVERAGE             AVERAGE
                                EXERCISE            EXERCISE            EXERCISE            EXERCISE
                       SHARES    PRICE     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                       ------   --------   ------   --------   ------   --------   ------   --------
Outstanding at
  beginning of
  period.............  20,800    $8.80     22,000    $8.70     27,000    $7.10     27,000    $7.10
Granted..............     --        --        --        --        --        --        --        --
Canceled.............     --        --        --        --        --        --        --        --
Exercised............     --        --     (1,200)    7.50     (5,000)     .50        --        --
                       ------              ------              ------              ------
Outstanding at end of
  period.............  20,800     8.80     20,800     8.80     22,000     8.70     27,000     7.10
                       ======              ======              ======              ======
Exercisable at end of
  period.............  20,800     8.80     20,050     8.90     19,750     8.90     22,850     7.20
                       ======              ======              ======              ======
Reserved for future
  grants at end of
  period.............     --                  --                  --                  --
                       ======              ======              ======              ======

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

     Information pertaining to options outstanding under the 1989 Plan at December 31, 1997 is as follows:

                                                                          OPTIONS EXERCISABLE
                                  OPTIONS OUTSTANDING                    ----------------------
                             ------------------------------   WEIGHTED                 WEIGHTED
                                           WEIGHTED AVERAGE   AVERAGE                  AVERAGE
                               NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
        EXERCISE PRICES      OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
        ---------------      -----------   ----------------   --------   -----------   --------
    $7.50-$8.80............    20,600         4.0 Years        $ 8.30      20,600       $ 8.30
    $58.70.................       200         3.6 Years         58.70         200        58.70
                               ------                                      ------
                               20,800         4.0 Years          8.80      20,800         8.80
                               ======                                      ======

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


     On August 28, 1997, the Company issued a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share as consideration of investment banking services rendered to the Company by an investment banker. The Company recognized compensation expense of $452,000 in the third quarter of Fiscal 1997 based on the fair value of the warrant.

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


                                                                        SIX MONTHS ENDED
                                                       YEAR ENDED         DECEMBER 31,      YEAR ENDED
                                                    DECEMBER 31, 1997         1996         JUNE 30, 1996
                                                    -----------------   ----------------   -------------
    Net loss:
      As reported.................................    $(12,241,278)       $(4,306,140)      $(5,097,419)
      Pro forma...................................     (12,555,111)       $(4,489,433)      $(5,146,869)
    Net loss per share:
      As reported.................................    $      (4.48)       $     (1.50)      $     (2.44)
      Pro forma...................................    $      (4.58)       $     (1.66)      $     (2.46)


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

Common Stock Reserved

     The Company has reserved common stock at December 31, 1997 as follows:


                                                                NUMBER OF SHARES
                                                                ----------------
Convertible note payable....................................          555,677
1992 public offering warrants...............................          256,984
Private placement agents' warrants..........................            6,833
Stock option plans..........................................          258,446
Superior acquisition........................................        1,666,667
Preferred stock conversion..................................        4,848,913
Other stock options and warrants............................        1,684,999
                                                                   ----------
  Total.....................................................        9,278,519
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


                                    THERAPEUTICS
                                   AND DIAGNOSTIC       GENERIC         GENERAL
                                      PRODUCTS      PHARMACEUTICALS    CORPORATE    CONSOLIDATED
                                   --------------   ---------------   -----------   ------------
YEAR ENDED DECEMBER 31, 1997
Operating revenues...............   $   199,221       $13,810,509     $        --   $ 14,009,730
Operating loss...................    (5,964,823)       (2,658,370)     (1,454,589)   (10,077,782)
Interest and other expense.......            --                --              --     (2,163,496)
Net loss.........................            --                --              --    (12,241,278)
Identifiable assets..............       435,570        28,207,542         705,002     29,348,114
Depreciation and amortization....        99,957         1,576,823          37,740      1,714,520
Capital expenditures.............        41,765           917,459              --        959,224
SIX MONTHS ENDED DECEMBER 31,
  1996
Operating revenues...............   $    88,222       $   271,686     $        --   $    359,908
Operating loss...................    (1,867,120)         (842,877)     (1,617,840)    (4,327,837)
Interest and other expense.......            --                --              --         21,697
Net loss.........................            --                --              --     (4,306,140)
Identifiable assets..............       509,885         1,410,679       5,542,585      7,463,149
Depreciation and amortization....        94,626            34,932              --        129,558
Capital expenditures.............        10,449           576,621              --        587,070


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


     On March 24, 1998, the Company suspended conversions of its Series A and B Preferred Shares into the Company's common stock. The purpose of this suspension is to give the Company time to coordinate its efforts to negotiate orderly settlements of these outstanding convertible preferred shares. This action was not specifically provided for in the terms of the Series A Preferred Stock or Series B Preferred Stock. There has been no adverse effect on the Company.


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

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

15.  QUARTERLY DATA (UNAUDITED)

     Summaries of operating results on a quarterly basis are as follows:


                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,               YEAR ENDED JUNE 30,
                                            YEAR ENDED                 -----------------   -------------------------------------
                                         DECEMBER 31, 1997                   1996                          1996
                               -------------------------------------   -----------------   -------------------------------------
                               FOURTH     THIRD    SECOND     FIRST    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                               QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net product sales............  $6,662     5,572    $1,230    $  457    $  299    $   59    $   70    $   93    $   39    $    19
License fees and royalties...      --        38        50         1         1        --        25        35        25        250
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total revenues...........   6,662     5,610     1,280       458       300        59        95       128        64        269
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Cost of sales................   6,402     4,645     1,255       454       331        25        22        46        21          8
Research and development.....     851       723     1,159       487       332       760     1,230       852       566        470
Selling, general and
  administrative.............   2,525     2,546     1,066     1,475     2,166     1,073       616       880       618        571
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total costs and
      expenses...............   9,778     7,914     3,980     2,416     2,829     1,858     1,868     1,778     1,205      1,049
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Operating loss...............  (3,116)   (2,304)   (2,700)   (1,958)   (2,529)   (1,799)   (1,773)   (1,650)   (1,141)      (780)
Other income, net............  (1,623)     (514)      (95)       69         1        21        74        62        57         54
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Net loss.................  (4,739)   (2,818)   (2,795)   (1,889)   (2,528)   (1,778)   (1,699)   (1,588)   (1,084)      (726)
Less returns to preferred
  stockholders:
  Beneficial conversion
    feature..................    (486)   (1,229)     (203)       --        --        --      (552)     (313)       --         --
  Dividends paid and
    accrued..................     (96)      (73)      (21)       --        --        --        --        --        --         --
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Net loss applicable to common
  stock......................  $(5,321)  $(4,120)  $(3,019)  $(1,889)  $(2,528)  $(1,778)  $(2,251)  $(1,901)  $(1,084)  $  (726)
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Net loss per share --Basic...  $(1.51)   $(1.27)   $ (.99)   $ (.63)   $ (.88)   $ (.62)   $ (.82)   $ (.73)   $ (.48)   $  (.34)
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Weighted average shares
  outstanding................   3,525     3,246     3,041     2,998     2,897     2,862     2,729     2,606     2,263      2,180
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


16.  PARENT COMPANY ONLY



     Financial information pertaining only to Dynagen, Inc. has been included as of and for the year ended December 31, 1997 due to the restrictions placed on distribution of the net assets of Superior Pharmaceutical Company under the "loan payable-bank". (See Note 6.) The restricted net assets of Superior were approximately $3,600,000 at December 31, 1997.



                            CONDENSED BALANCE SHEET


                               DECEMBER 31, 1997



Current assets:
  Accounts receivable.......................................  $    14,981
  Notes receivable..........................................      110,000
  Prepaid expenses and other current assets.................      127,270
                                                              -----------
          Total current assets..............................      252,251
                                                              -----------
Property and equipment, net.................................      124,001
                                                              -----------
Other assets:
  Investment in and advances to subsidiaries................   16,869,157
  Patents and trademarks, net of accumulated amortization...      242,315
  Deferred debt financing costs, net of accumulated
     amortization...........................................      359,621
  Deposits and other assets.................................      245,725
                                                              -----------
          Total other assets................................   17,716,818
                                                              -----------
                                                              $18,093,070
                                                              ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
  Bank overdraft............................................  $    142,616
  Notes payable.............................................     7,873,333
  Accounts payable..........................................     2,248,184
  Accrued payroll and payroll taxes.........................        42,215
  Acquisition obligation....................................     4,083,000
                                                              ------------
          Total current liabilities.........................    14,389,348
  Warrant put liability.....................................       750,594
  Long term debt............................................       328,500
                                                              ------------
          Total liabilities.................................    15,468,442
                                                              ------------
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, 63,522 shares of Series A, B, C and G
     outstanding, (liquidation value $6,348,417): ..........           635
  Common stock, $.01 par value, 75,000,000 shares
     authorized, 4,315,137 shares issued and outstanding....        43,151
  Additional paid-in capital................................    39,137,311
  Accumulated deficit.......................................   (36,556,469)
                                                              ------------
          Total stockholders' equity........................     2,624,628
                                                              ------------
                                                              $ 18,093,070
                                                              ============

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


                          CONDENSED STATEMENT OF LOSS


                          YEAR ENDED DECEMBER 31, 1997



Revenues:
  Product sales.............................................  $    110,395
  Fees and royalties........................................        88,826
                                                              ------------
          Total revenues....................................       199,221
                                                              ------------

Costs and expenses:
  Cost of sales.............................................        41,338
  Research and development..................................     1,813,390
  Selling, general and administrative.......................     4,541,054
                                                              ------------
          Total costs and expenses..........................     6,395,782
                                                              ------------
          Operating loss....................................    (6,196,561)
                                                              ------------

Other income (expense):
  Investment income, net....................................       120,359
  Interest and financing expense............................    (1,910,006)
                                                              ------------
          Other income (expense), net.......................    (1,789,647)
                                                              ------------
Loss before losses of unconsolidated subsidiaries...........    (7,986,208)
Losses of unconsolidated subsidiaries.......................    (4,255,070)
                                                              ------------
          Net loss..........................................  $(12,241,278)
                                                              ============

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


                       CONDENSED STATEMENT OF CASH FLOWS


                          YEAR ENDED DECEMBER 31, 1997



Cash flows from operating activities:
  Net loss..................................................  $(12,241,278)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Stock and stock options issued for services............       992,284
     Depreciation and amortization..........................     1,582,475
     Accretion of discounts on investment securities........       (10,152)
     Stock issued for interest obligation...................        59,838
     Losses of unconsolidated subsidiaries..................     4,255,070
  (Increase) decrease in operating assets:
     Accounts receivable....................................           (88)
     Prepaid expenses and other current assets..............       146,783
     Deposits and other assets..............................      (218,747)
  Increase in accounts payable and accrued expenses.........     2,612,725
          Net cash used for operating activities............    (2,821,090)
                                                              ------------
Cash flows from investing activities:
     Purchase of investment securities......................    (1,186,455)
     Proceeds from maturities of investment securities......     4,200,000
     Investment in and advances to subsidiaries.............   (11,610,269)
     Purchase of property and equipment.....................       (41,765)
     Decrease in notes receivable...........................        75,000
          Net cash used for investing activities............    (8,563,489)
                                                              ------------
Cash flows from financing activities
     Net proceeds from stock warrants and options...........         1,125
     Net proceeds from private stock placements.............     6,775,920
     Net proceeds from debt placements......................     2,851,898
     Increase in bank overdraft.............................       142,616
     Repayment of superior notes payable....................      (416,667)
          Net cash provided by financing activities.........     9,354,892
Net decrease in cash and cash equivalents...................    (2,029,687)
Cash and cash equivalents at beginning of year..............     2,029,687
                                                              ------------
Cash and cash equivalents at end of year....................  $         --
                                                              ============

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The current directors and executive officers of the Company, their ages and their positions held in the Company are as follows:


                    NAME                       AGE                   POSITION
                    ----                       ---                   --------
C. Robert Cusick.............................  50    Chairman of the Board, Director
Dr. Indu A. Muni.............................  55    President, Chief Executive Officer,
                                                     Treasurer and Director
Dhananjay G. Wadekar.........................  44    Executive Vice President and Director
Dr. F. Howard Schneider(1)(2)................  58    Director
Steven Georgiev(1)(2)........................  64    Director
Dr. Michael Sorell...........................  51    Director
Peter J. Mione...............................  51    Vice President -- Clinical and
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


     C. Robert Cusick. Mr. Cusick has served as the chairman of the Board and Director of the Company since May 1998. Prior to that Mr. Cusick was the Chief Executive Officer, President and Director of International Murex Technologies Corporation since December 1, 1996 until April 1998, when the Company was acquired by Abbott Laboratories. Mr. Cusick is a certified public accountant and has served in various executive positions in manufacturing, banking and real estate.



     Dhananjay G. Wadekar. Mr. Wadekar is a co-founder of the Company and has served as a director of the Company since inception and as Executive Vice President of the Company since November 1991. In addition, he served as the Chairman, Chief Executive Officer and Treasurer of the Company from its inception until July 1990 and as a consultant to the Company during the period July 1990 to October 1991. Mr. Wadekar was a director of Holometrix, Inc., a publicly traded thermal instrumentation company which he founded, from 1985 until November 1994.


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


     Cynthia A. Kiley, age 38, has served DynaGen since inception, most recently as Director, Human Resources. She was Manager of Administrations from May 1992 to September 1993 and prior to that served as Office Manager. Ms. Kiley was Manager of Publications for Holometrix, Inc. from May 1988 to February 1989. From 1984 to May 1988, Ms. Kiley was responsible for publications management for Dynatech Scientific, Inc. Ms. Kiley received her Bachelor of Arts Degree in Biology from Emmanuel College.


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

                                                     SHARES BENEFICIALLY OWNED(1)
                                    ---------------------------------------------------------------
                                                                  SERIES A            SERIES B            SERIES C
                                         COMMON STOCK               STOCK               STOCK               STOCK
                                    -----------------------   -----------------   -----------------   -----------------
                                                 PERCENT(2)            PERCENT             PERCENT             PERCENT
                                      NUMBER      OF CLASS    NUMBER   OF CLASS   NUMBER   OF CLASS   NUMBER   OF CLASS
                                      ------     ----------   ------   --------   ------   --------   ------   --------
Dhananjay G. Wadekar..............     135,125       0.9%        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Indu A. Muni..................     113,725       0.7%        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. F. Howard Schneider...........      27,285(3)       *        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Steven Georgiev...................       8,250(4)       *        --        --        --        --        --       --
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Michael Sorell................       8,250(4)       *        --        --        --        --        --       --
 115 East 92nd Street
 New York, NY 10128
Sovereign Partners L.P............   1,133,947(9)     7.2%                           --        --        --       --
 Executive Pavilion
 90 Grove Street
 Ridgewood, Ct 06878
The Endeavor Capital Fund S.A.....   2,896,700(6)    16.5%                           --        --     7,500      100%
 c/o Endeavor Management
 14/14 Divrei Chaim St.
 Jerusalem 94479, Israel
Julius Baer Securities, Inc.......   2,002,610(7)    12.0%       --        --     7,500       100%       --       --
 As agent for certain
 non-U.S. persons
 330 Madison Ave.
 New York, NY 10017
Generic Distributors Limited
 Partnership......................                               --        --                            --       --
 Monroe, LA
All directors and executive.......     303,736(8)     2.0%       --        --        --        --        --       --
 officers as group (6 persons)


                                        SERIES D                                   SERIES E
                                          STOCK                                      STOCK
                                    -----------------       COMMON STOCK       -----------------
                                             PERCENT    --------------------            PERCENT
                                    NUMBER   OF CLASS    NUMBER      PERCENT   NUMBER   OF CLASS
                                    ------   --------    ------      -------   ------   --------
Dhananjay G. Wadekar..............
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Indu A. Muni..................
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. F. Howard Schneider...........
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Steven Georgiev...................
 c/o DynaGen, Inc.
 840 Memorial Drive
 Cambridge, MA 02139
Dr. Michael Sorell................
 115 East 92nd Street
 New York, NY 10128
Sovereign Partners L.P............  5,000       50%
 Executive Pavilion
 90 Grove Street
 Ridgewood, Ct 06878
The Endeavor Capital Fund S.A.....  5,000       50%
 c/o Endeavor Management
 14/14 Divrei Chaim St.
 Jerusalem 94479, Israel
Julius Baer Securities, Inc.......
 As agent for certain
 non-U.S. persons
 330 Madison Ave.
 New York, NY 10017
Generic Distributors Limited
 Partnership......................                      2,024,096(10)  12.1%   10,500     100%
 Monroe, LA
All directors and executive.......
 officers as group (6 persons)

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

     3.  Index to Exhibits

     The following exhibits are filed as part of this report:

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
 2a      --   Asset Purchase Agreement, dated August 9, 1996, among
              DynaGen, Inc., Able Acquisition Corp., Able Laboratories,
              Inc. and Alpharma USPD Inc. (filed as Exhibit 2.1 to
              Registrant's Form 8-K dated August 19, 1996 and incorporated by reference).
 2b      --   Product supply Agreement, dated August 9, 1996, among
              DynaGen, Inc., Able Acquisition Corp. and Able Laboratories,
              Inc. (filed as Exhibit 2.2 to Registrant's Form 8-K dated
              August 19, 1996 and incorporated by reference).
 2c      --   Agreement and Plan of Merger among the Registrant, DynaGen
              Acquisition Corporation, Superior Pharmaceutical Company and
              the stockholders of Superior Pharmaceutical Company dated
              March 7, 1997 (filed herewith).
 3a      --   Certificate of Incorporation, as amended (filed herewith).
 3b      --   By-laws, as amended (filed as Exhibit 3b to Registrant's
              Registration Statement on Form S-1, No. 33-46445, and
              incorporated by reference).
 4a      --   Specimen Common Stock Certificate (filed as Exhibit 4a to
              Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
 4b      --   Specimen Warrant Certificate (filed as Exhibit 4b to
              Registrant's Registration Statement on Form S-1, No.
              33-46445, and incorporated by reference).
 4c      --   Form of Warrant Agreement (filed as Exhibit 1d to
              Registrant's Registration Statement on Form
              S-1, No. 33-46445, and incorporated herein by reference).
 4d      --   Subscription Agreement between the Registrant and GFL
              Performance Fund Limited, dated January 31, 1996 (filed as
              Exhibit 4b to Registrant's Registration Statement on From
              S-3 (File No. 333-1748) and incorporated herein by
              reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
 4e      --   Note Purchase Agreement between the Registrant and GFL
              Performance Fund Limited, dated January 31, 1996 (filed as
              Exhibit 4c to Registrant's Registration Statement on Form
              S-3 (File No. 33-1748) and incorporated herein by
              reference).
 4f      --   Convertible Note issued by the Registrant to GFL Performance
              Fund Limited, dated February 7, 1996 (filed as Exhibit 4d to
              Registrant's Registration Statement on Form S-3 (File No.
              333-1748) and incorporated herein by reference).
 4g      --   Registration Rights Agreement between the Registrant and GFL
              Performance Fund Limited, dated February 7, 1996 (filed as
              Exhibit 4e to Registrant's Registration Statement on Form
              S-3 (File No. 333-1748) and incorporated herein by
              reference).
 4h      --   Offshore Securities Subscription Agreement between the
              Registrant and Julius Baer Securities Inc., dated February
              16, 1996 (filed as Exhibit 4e to Registrant's Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).
 4i      --   Offshore Securities Subscription Agreement between the
              Registrant and Julius Baer Securities Inc., dated February
              29, 1996 (filed as Exhibit 4f to Registrant's Current Report on Form 8-K dated February 2, 1996 and incorporated herein by reference).
 4j      --   Registration Rights Agreement between the Registrant and
              Julius Baer Securities Inc., dated February 16, 1996 (filed as Exhibit 4g to Registrant's Current Report on Form 8-K
              dated February 2, 1996 and incorporated herein by
              reference).
 4k      --   Registration Rights Agreement between the Registrant and
              Julius Baer Securities Inc., dated February 29, 1996 (filed as Exhibit 4h to Registrant's Current Report on Form 8-K
              dated February 2, 1996 and incorporated herein by
              reference).
 4l      --   Investment Banking Agreement between the Registrant and H.
              J. Meyers & Co., Inc., dated November 20, 1995 (filed as
              Exhibit 4f to Amendment No. 1 to Registrant's Registration
              Statement on Form S-3, No. 333-1748, and incorporated herein by reference).
 4m      --   Amendment No. 1 to Investment Banking Agreement between
              Registrant and H.J. Meyers & Co., Inc. dated September 23,
              1996 (filed as Exhibit 4m to Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and
              incorporated by reference).
 4n      --   Common Stock Purchase Warrant issued by the Registrant to H.
              J. Meyers & Co., Inc., dated November 20, 1995 (filed as
              Exhibit 4g to Amendment No. 1 to Registrant's Registration
              Statement on Form S-3, No. 333-1748, and incorporated herein by reference).
 4o      --   Form of Warrant Agent Agreement (filed as Exhibit 4g to
              Registrant's Registration Statement on Form S-1, No.
              33-71416, and incorporated by reference).
 4p      --   Common Stock Purchase Warrant issued by Registrant to Zach
              Spigelman dated December 10, 1996 (filed as Exhibit 4p to
              Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).
 4q      --   Common Stock Purchase Warrant issued by Registrant to Rich
              Theriault dated December 10, 1996 (filed as Exhibit 4q to
              Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).
 4r      --   Common Stock Purchase Warrant issued by Registrant to Shawn
              Basu dated December 10, 1996 (filed as Exhibit 4r to
              Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).
 4s      --   Common Stock Purchase Warrant issued to Leonardo G. Zangani dated January 15, 1997 (filed as Exhibit 4s to Registrant's
              Transition Report on Form 10-K for the period ended December
              31, 1996, and incorporated by reference).
 4t      --   Registration Rights Agreement dated June 18, 1997 among
              DynaGen and Eric Hagerstrand, Dennis Smith and Thomas
              Canning (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by
              reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
 4u      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Eric C. Hagerstrand (filed as Exhibit 4.2 to
              Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4v      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Dennis B. Smith (filed as Exhibit 4.3 to
              Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4w      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Thomas L. Canning (filed as Exhibit 4.4 to
              Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4x      --   Pledge Agreement dated June 18, 1997 among DynaGen and Eric
              Hagerstrand, Dennis Smith and Thomas Canning (filed as
              Exhibit 4.5 to Registrant's Current Report on Form 8-K dated
              June 18, 1997, and incorporated by reference).
 4y      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Sirrom (filed as Exhibit 4.6 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4z      --   Secured Promissory Note dated June 18, 1997 issued by
              DynaGen to Odyssey (filed as Exhibit 4.7 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4aa     --   Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.8 to Registrant's Current
              Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4bb     --   Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Odyssey (filed as Exhibit 4.9 to Registrant's Current
              Report on Form 8-K dated June 18, 1997, and incorporated by reference).
 4cc     --   Pledge and Security Agreement dated June 18, 1997 issued by
              DynaGen to Sirrom (filed as Exhibit 4.10 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4dd     --   Subordinated Note dated June 18, 1997 issued by DynaGen to
              Coutts & Co. AG (filed as Exhibit 4.11 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4ee     --   Bridge Financing Purchase Agreement dated June 16, 1997
              between DynaGen and Coutts & Co. AG (filed as Exhibit 4.12 to Registrant's Current Report on Form 8-K dated June 18,
              1997, and incorporated by reference).
 4ff     --   Securities Purchase Agreement dated June 16, 1997 among
              DynaGen and the purchasers of Series A Preferred Stock
              (filed as Exhibit 4.14 to Registrant's Current Report on
              Form 8-K dated June 18, 1997, and incorporated by
              reference).
 4gg     --   Registration Rights Agreement dated June 16, 1997 among
              DynaGen and the purchasers of Series A Preferred Stock
              (filed as Exhibit 4.15 to Registrant's Current Report on
              Form 8-K dated June 18, 1997, and incorporated by
              reference).
 4hh     --   Form of Common Stock Purchase Warrant dated June 18, 1997
              issued by DynaGen to the purchasers of Series A Preferred
              Stock (filed as Exhibit 4.16 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by
              reference).
 4ii     --   Securities Purchase Agreement dated June 17, 1997 between
              DynaGen and Julius Baer Securities Inc. as agent for certain
              non-U.S. persons (filed as Exhibit 4.18 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4jj     --   Registration Rights Agreement dated June 17, 1997 between
              DynaGen and Julius Baer Securities Inc. as agent for certain
              non-U.S. persons (filed as Exhibit 4.19 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4kk     --   Stock Purchase Warrant dated June 18, 1997 issued by
              Superior to Sirrom (filed as Exhibit 4.20 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
 4ll     --   Stock Purchase Warrant dated June 18, 1997 issued by
              Superior to Odyssey (filed as Exhibit 4.21 to Registrant's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4mm     --   Revolving Note dated June 18, 1997 issued by Superior to
              Huntington National Bank (filed as Exhibit 4.22 to DynaGen's
              Current Report on Form 8-K dated June 18, 1997, and
              incorporated by reference).
 4nn     --   Common Stock Purchase Warrant dated April 29, 1997 issued by
              DynaGen to Kali Laboratories, Inc. (filed as Exhibit 4u to
              Registrant's Report on Form 10-Q for the period ended June
              30, 1997 and, incorporated by reference).
 4oo     --   Form of Securities Purchase Agreement among the Company and the purchasers of Series A Preferred Stock filed as Exhibit
              4a to the Company's Report on Form 10-Q for the period ended
              September 30, 1997 and incorporated herein by reference).
 4pp     --   Master Registration Rights Agreement dated August 6, 1997
              among the Company and the purchasers of Series A Preferred
              Stock filed as Exhibit 4b to the Company's Report on Form
              10-Q for the period ended September 30, 1997 and
              incorporated herein by reference).
 4qq     --   Form of Common Stock Purchase Warrant issued by the Company to the purchasers of Series A Preferred Stock (filed as
              Exhibit 4.16 to the Registrant's Current Report on Form 8-K
              dated June 18, 1997, and incorporated by reference).
 4rr     --   Stock Purchase Agreement dated August 21, 1997 between the
              Company and Endeavour Capital Fund S.A. filed as Exhibit 4d to the Company's Report on Form 10-Q for the period ended
              September 30, 1997 and incorporated herein by reference).
 4ss     --   Registration Rights Agreement dated August 21, 1997 between the Company and Endeavour Capital Fund S.A. filed as Exhibit
              4e to the Company's Report on Form 10-Q for the period ended
              September 30, 1997 and incorporated herein by reference).
 4tt     --   Common Stock Purchase Warrant dated August 21, 1997 issued by the Company to Endeavour Capital Fund S.A. filed as
              Exhibit 4f to the Company's Report on Form 10-Q for the
              period ended September 30, 1997 and incorporated herein by reference).
 4uu     --   Common Stock Purchase Warrant dated August 28, 1997 issued by the Company to H.J. Meyers & Co., Inc. filed as Exhibit
              4g to the Company's Report on Form 10-Q for the period ended
              September 30, 1997 and incorporated herein by reference).
 4vv     --   Subordinated Notes dated December 19, 1997 issued by the
              Company to Sovereign Partners LP (filed herewith).
10a*     --   1989 Stock Option Plan, as amended (filed as Exhibit 10c to
              Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
10b*     --   Form of Incentive Stock Option Agreement under 1989 Stock
              Option Plan of the Registrant (filed as Exhibit 4.6 to
              Registrant's Registration Statement on Form S-8, No.
              33-66826, and incorporated by reference).
10c*     --   Form of Non-Qualified Stock Option Agreement under 1989
              Stock Option Plan of the Registrant (filed as Exhibit 4.7 to
              Registrant's Registration Statement on Form S-8, No.
              33-66826, and incorporated by reference).
10d*     --   1991 Stock Plan, as amended (filed as Exhibit 10d* to
              Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).
10e*     --   Form of Incentive Stock Option Agreement under 1991 Plan
              (filed as Exhibit 10aa to Registrant's Registration
              Statement on Form S-18, No. 33-31836-B, and incorporated by reference).
10f*     --   Form of Non-Qualified Stock Option Agreement under 1991 Plan
              (filed as Exhibit 10bb to Registrant's Registration
              Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
10h*     --   Non-Qualified Stock Option Agreement dated July 24, 1996
              granting a stock option to Steven Georgiev (filed as Exhibit
              10h to Registrant's Annual Report on Form 10-K for the
              fiscal year ended June 30, 1996, and incorporated by
              reference).
10i*     --   Employment Agreement dated September 1, 1989 by and between the Company and Dr. Indu A. Muni (filed as Exhibit 10a to
              Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
10j*     --   Amendment 1 to Key Employment Agreement by and between
              DynaGen, Inc. and Indu A. Muni (filed as Exhibit 10bb to
              Registrant's Registration Statement on Form S-1, No.
              33-71416, and incorporated by reference).
10k*     --   Employment Agreement dated October 1, 1991 by and between
              the Company and Dr. F. Howard Schneider (filed as Exhibit
              10w to Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
10l*     --   Employment Agreement dated November 1, 1991 by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10x to Registrant's Registration Statement on Form S-18, No.
              33-31836-B, and incorporated by reference).
10m*     --   Amendment 1 to Key Employment Agreement by and between
              DynaGen, Inc. and Dhananjay G. Wadekar (filed as Exhibit
              10cc to Registrant's Registration Statement on Form S-1, No.
              33-71416, and incorporated by reference).
10n      --   Lease Agreement dated September 26, 1991 by and between the
              Company and The 99 Erie Street Realty Trust and the Edward
              S. Stimpson Trust with respect to its facility at 99 Erie
              Street, Cambridge, Massachusetts (previously filed as the
              only Exhibit to Registrant's Form 10-Q for the quarter ended
              September 30, 1991).
10o      --   Amendment to Lease Agreement dated May 15, 1992 by and
              between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its facility at
              99 Erie Street, Cambridge, Massachusetts (filed as Exhibit
              10o to Registrant's Annual Report on Form 10-K for the
              fiscal year ended June 30, 1996, and incorporated by
              reference).
10p      --   Second Amendment to Lease Agreement dated May 31, 1993 by
              and between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its
              facility at 99 Erie Street, Cambridge, Massachusetts (filed as Exhibit 10w to Registrant's Annual Report on Form 10-K
              for the fiscal year ended June 30, 1993, and incorporated by reference).
10q      --   Third Amendment to Lease Agreement dated April 1, 1995 by
              and between the Company and The 99 Erie Street Realty Trust and the Edward S. Stimpson Trust with respect to its
              facility at 99 Erie Street, Cambridge, Massachusetts (filed as Exhibit 10r to Registrant's Annual Report on Form 10-K
              for the fiscal year ended June 30, 1995, and incorporated by reference).
10r      --   Exercise of Option to Extend Lease Term dated May 3, 1996, from the Company to Meredith & Grew, Incorporated with
              respect to its facility at 99 Erie Street, Cambridge,
              Massachusetts (filed as Exhibit 10r to Registrant's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).
10s      --   Lease Agreement dated November 29, 1984 between Hollywood
              Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South
              Plainfield, New Jersey (filed as Exhibit 10s to Registrant's
              Annual Report on Form 10-K for the fiscal year ended June
              30, 1996, and incorporated by reference).
10t      --   Space Expansion and Term Extension Agreement dated April
              1988 between Hollywood Court Associates and Able
              Laboratories, Inc. with respect to the Company's facility at
              6 Hollywood Court, South Plainfield, New Jersey (filed as
              Exhibit 10t to Registrant's Annual Report on Form 10-K for
              the fiscal year ended June 30, 1996, and incorporated by
              reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
10u      --   Assignment of Lease dated April 1989 between Hollywood Court
              Associates and CVN Associates L.P. with respect to the
              Company's facility at 6 Hollywood Court, South Plainfield,
              New Jersey (filed as Exhibit 10u to Registrant's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).
10v      --   Space Expansion Agreement dated June 1993 between CVN
              Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South
              Plainfield, New Jersey (filed as Exhibit 10v to Registrant's
              Annual Report on Form 10-K for the fiscal year ended June
              30, 1996, and incorporated by reference).
10w      --   Term Extension Agreement dated June 1993 between CVN
              Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South
              Plainfield, New Jersey (filed as Exhibit 10w to Registrant's
              Annual Report on Form 10-K for the fiscal year ended June
              30, 1996, and incorporated by reference).
10x      --   Assignment of Lease dated August 19, 1996 between Able
              Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as
              Exhibit 10w to Registrant's Annual Report on Form 10-K for
              the fiscal year ended June 30, 1996, and incorporated by
              reference).
10y      --   Landlord's Consent to Assignment of Lease dated August 19,
              1996 among CVN Associates, L.P., Able Acquisition Corp.
              (predecessor corporation to Able), Able Laboratories, Inc.
              and the Company with respect to the Company's facility at 6
              Hollywood Court, South Plainfield, New Jersey (filed as
              Exhibit 10y to Registrant's Annual Report on Form 10-K for
              the fiscal year ended June 30, 1996, and incorporated by
              reference).
10z      --   Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company's
              facility at 6 Hollywood Court, South Plainfield, New Jersey
              (filed as Exhibit 10z to Registrant's Annual Report on Form
              10-K for the fiscal year ended June 30, 1996, and
              incorporated by reference).
10aa*    --   Non Qualified Stock Option Agreement dated October 28, 1996 granting a stock option to Dr. Michael Sorell (filed as
              Exhibit 10aa* to Registrant's Transition Report on Form 10-K
              for the period ended December 31, 1996, and incorporated by reference).
10bb     --   Loan Agreement dated June 18, 1997 among DynaGen, Sirrom and
              Odyssey (filed as Exhibit 99.1 to Registrant's Current
              Report on Form 8-K dated June 17, 1997, and incorporated by reference).
10cc     --   Security Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.2 to Registrant's Current
              Report on Form 8-K dated June 17, 1997, and incorporated by reference).
10dd     --   Amended and Restated Loan and Security Agreement dated June
              18, 1997 among Huntington National Bank, Superior and
              DynaGen (filed as Exhibit 99.3 to Registrant's Current
              Report on Form 8-K dated June 17, 1997, and incorporated by reference).
10ee     --   Continuing Guaranty Unlimited dated June 18, 1997 from
              DynaGen to Huntington National Bank (filed as Exhibit 99.4 to Registrant's Current Report on Form 8-K dated June 17,
              1997, and incorporated by reference).
10ff     --   Commercial Lease Agreement dated March 9, 1995 between SPC
              Properties Limited and Superior (filed as Exhibit 10e to
              Registrant's Report on Form 10-Q for the period ended June
              30, 1997, and incorporated by reference).
10gg     --   Amendment, Estoppel and Consent Agreement dated June 18,
              1997 between SPC Properties Limited and Superior (filed as
              Exhibit 10f to Registrant's Report on Form 10-Q for the
              period ended June 30, 1997, and incorporated by reference).

EXHIBIT
  NO.                              ITEM AND REFERENCE
-------                            ------------------
10hh     --   Indenture of Lease dated July 1, 1997 between Rivertech
              Associates LLC and the Company (filed as Exhibit 10a to
              Registrant's Report on Form 10-Q for the period ended
              September 30, 1997, and incorporated by reference).
10ii     --   Term Extension Agreement dated August 28, 1997 between CVN
              Associates, Inc. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South
              Plainfield, New Jersey (previously filed).
10jj     --   Agreement dated October 31, 1997 between the Company and M.
              Lee Hibbs together with Exhibits thereto (previously filed).
21       --   Subsidiaries of the Registrant (previously filed).
23.1     --   Consent of Wolf & Company, P.C. dated June 10, 1998 (filed herewith).
24a      --   Power of Attorney is contained on page 31 of this Annual
              Report on Form 10-K.
27       --   Financial Data Schedules (previously filed in electronic
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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Cambridge, Commonwealth of Massachusetts on June 9, 1998.


                                          DYNAGEN, INC.


                                          By:       /s/ INDU A. MUNI*

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


                       NAME                                      CAPACITY                    DATE
                       ----                                      --------                    ----

             /s/ DHANANJAY G. WADEKAR                Chairman of the Board, Executive     June 9, 1998
---------------------------------------------------    Vice President and Director
               Dhananjay G. Wadekar

               /s/ DR. INDU A. MUNI*                 President, Chief Executive           June 9, 1998
---------------------------------------------------    Officer, Treasurer, (Principal
                 Dr. Indu A. Muni                      Executive, Financial and
                                                       Accounting Officer) and
                                                       Director

           /s/ DR. F. HOWARD SCHNEIDER*              Director                             June 9, 1998
---------------------------------------------------
              Dr. F. Howard Schneider

               /s/ STEVEN GEORGIEV*                  Director                             June 9, 1998
---------------------------------------------------
                  Steven Georgiev



/s/ Dhananjay G. Wadekar

---------------------------------------------------


* By: Dhananjay G. Wadekar,


     as attorney-in-fact