Form 10-Q
period 1998-06-30
DYNAGEN INC
filed 1998-08-14
CIK 857171

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 1998;

      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                     -----------    ------------

                         Commission File Number 1-11352

                                  DynaGen, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         04-3029787
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                               840 Memorial Drive
                               Cambridge, MA 02139
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 491-2527
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No



As of August 8, 1998, there were outstanding 22,527,583 shares of common stock, $.01 par value per share.

                                TABLE OF CONTENTS


Facing Page                                                                    1

Table of Contents                                                              2

Special Considerations                                                         3

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                   Condensed Consolidated Balance Sheets                       6
                   Condensed Consolidated Statements of Loss                   8
                   Condensed Consolidated Statements of Changes
                    in Stockholders' Equity                                   10
                   Condensed Consolidated Statements of
                   Cash Flows                                                 11
                   Notes to Unaudited Condensed Consolidated
                   Financial Statements                                       13

         Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                              19

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities                                       26
         Item 3.  Defaults                                                    27
         Item 5.  Other Information                                           28
         Item 6.  Exhibits and Reports on Form 8-K                            28

SIGNATURES                                                                    30


(*) The financial information at December 31, 1997 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                             SPECIAL CONSIDERATIONS

         During the six months ended June 30, 1998, DynaGen, Inc. (DynaGen or the Company) experienced continued losses from operations and substantial and continuing dilution to existing stockholders due to the below market conversion features of convertible securities sold by the Company. The following special considerations should be carefully noted by the reader:

FINANCIAL CONDITION OF THE COMPANY

         For the three months ended June 30, 1998, the Company incurred net losses of approximately $2,195,259. As of June 30, 1998, the Company had approximately $230,488 in cash and cash equivalents and a net worth of $4,168,668. The Company's current liabilities, as of such date, aggregated $21,785,395. The Company expects its operating cash needs for the next twelve months to be approximately $6,000,000. The Company does not presently have adequate cash from operations to meet these needs. In order to meet its needs for cash to fund its operations, the Company must obtain additional financing and renegotiate the terms of its current arrangements with creditors. The Company is presently in default under a number of its arrangements, agreements and instruments with creditors, with the result that the Company's obligations under such agreements and instruments may be accelerated. If the Company is unable to obtain significant additional financing or to renegotiate its arrangements with existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis - Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report.

COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

         The Company's independent auditors have issued an opinion on the financial statements of the Company, as of December 31, 1997 and for the year then ended, which includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to the Company's ability to continue as a going concern are the following: the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency. In addition, the Company has debt obligations which are in default, and a liability of approximately $4,200,000 to the selling stockholders of Superior Pharmaceutical Company (Superior), due in September 1998. The ability of the Company to use cash generated by its subsidiaries, Superior and Generic Distributors, Incorporated (GDI), is restricted under the terms of the subsidiaries' loan agreements. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to secure significant additional financing or to renegotiate its agreements with its existing creditors, it may be obliged to seek protection from its creditors under the bankruptcy laws. See "Management's Discussion and Analysis - Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report.

COMPANY'S COMMON STOCK MAY BE DELISTED FROM NASDAQ STOCK MARKET

         On February 26, 1998, the Company received a notice from the Nasdaq Stock Market, Inc. (Nasdaq) that it does not meet the applicable listing requirements and that the Company's Common

Stock is therefore subject to delisting. The Company has contested the delisting of its securities in accordance with Nasdaq's procedures.

         On March 11, 1998, the Company responded to Nasdaq explaining the reasons that the Company believes led to its non-compliance with the listing requirements and steps that the Company intended to take in order to achieve compliance. The Company received a response from Nasdaq dated June 17, 1998, rejecting its written response as the basis for continued listing and informing the Company that the Company could request an oral hearing. Accordingly, the Company has requested an oral hearing which is scheduled for August 14, 1998.

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

CONTINGENT OBLIGATIONS WITH RESPECT TO SUPERIOR ACQUISITION

         The Company used a combination of cash, a note and 166,667 shares of Common Stock (after giving effect to a one-for-ten reverse split of the common stock outstanding) to acquire Superior in June 1997. The Agreement and Plan of Merger for the Superior acquisition provided that the Company would also be obligated to issue to the former stockholders of Superior up to an additional 1,666,667 shares of Common Stock if on June 18, 1998 the Common Stock had not had an average closing bid price of at least $30.00 per share for the 10 previous trading days. The merger agreement provided further that any difference between the value of the stock issued and the $5,000,000 guaranteed value was to be paid in cash. The Common Stock traded at approximately $0.50 per share as of June 18, 1998, and the Company therefore became obligated to pay approximately $4,000,000 in cash to the former stockholders of Superior.

         On July 31, 1998, the Company entered into a contingent settlement agreement with the selling shareholders of Superior which provides for an overall reduction in purchase price of $4,900,000 through waiver of any additional stock or cash payment. This agreement also provides for, and is contingent upon, payment by DynaGen of $4,200,000, which represents the remaining amount due on the original selling shareholder notes, by September 30, 1998. There can be no assurance that the Company will be able to obtain financing to meet the obligations to pay the selling shareholders. The Company's inability to meet any such obligation or other fixed or contingent obligations of the Company as they become due could have a material adverse effect on the Company's ability to continue its operations.

VOLATILITY OF STOCK PRICE

         The market for securities of technology companies, including those of the Company, has been highly volatile. The market price of the Company's Common Stock has fluctuated between $70.00 and $1.30 from January 1, 1993 to December 31, 1997 and was approximately $0.46 on August 4, 1998, and it is likely that the price of the Common Stock will continue to fluctuate widely in the future. Announcements of technical innovations, new commercial products, results of clinical trials, regulatory approvals, patent or proprietary rights or other developments by the Company or its competitors could have a significant impact on the Company's business and the market price of the Common Stock.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,    December 31,
                                                  1998          1997
                                              -----------   -----------
Current assets:
         Cash and cash equivalents            $   230,488   $   697,045

         Accounts receivable, net of
          allowance for doubtful accounts
          of $100,536 and $43,118               3,602,971     3,152,779
         Rebates                                  694,333       713,976
         Inventory (Note 3)                     7,411,686     9,111,324
         Notes receivable                         110,000       110,000
         Prepaid expenses and other
          current assets                          107,760       147,972
                                              -----------   -----------

          Total current assets                 12,157,238    13,933,096
                                              -----------   -----------

Property and equipment, net                     1,972,631     1,772,878
                                              -----------   -----------
Other assets:
         Customer lists, net of accumulated
          amortization of $2,771,013 and
          $1,361,200 (Note 2)                  11,570,192    12,250,800
         Goodwill, net of accumulated
          amortization of $35,658 and
          $22,751 (Note 2)                        350,560       363,468
         Patents and trademarks, net of
          accumulated amortization of
          $102,930 and $89,164                    293,778       345,381
         Deferred debt financing costs,
          net of accumulated amortization         361,429       359,621
         Deposits and other assets                379,440       322,870
                                              -----------   -----------
          Total other assets                   12,955,399    13,642,140
                                              -----------   -----------

                                              $27,085,268   $29,348,114
                                              ===========   ===========


     See accompanying notes to unaudited consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          June 30,      December 31,
                                                            1998            1997
                                                        ------------    ------------
Current liabilities:
         Bank overdraft                                  $       -0-    $    142,616
         Notes payable (Note 4)                            8,958,807       8,348,333
         Loan payable - bank                               4,883,423       6,584,710
         Accounts payable                                  3,612,365       6,390,421
         Accrued payroll and
          payroll taxes                                      247,800          95,312
         Acquisition obligation (Note 2)                   4,083,000       4,083,000
                                                        ------------    ------------
                  Total current liabilities               21,785,395      25,644,392

         Warrant put liability                               802,705         750,594
         Long term debt                                      328,500         328,500
                                                        ------------    ------------

                  Total liabilities                       22,916,600      26,723,486
                                                        ------------    ------------

Stockholders' equity (Notes 1 and 2):
         Preferred stock, $.01 par value,
          10,000,000 shares authorized,
          56,012 and 63,522 shares of
          Series A through H outstanding
          (liquidation value $5,601,271 and
          $6,348,417 respectively)                               560             635
         Common stock, $.01 par value,
          75,000,000 shares authorized,
          22,527,583 and 4,315,137 shares
          issued and outstanding
          respectively                                       225,276          43,151
         Additional paid-in capital                       44,373,894      39,137,311
         Accumulated deficit                             (40,431,062)    (36,556,469)
                                                        ------------    ------------

                  Total stockholders' equity               4,168,668       2,624,628
                                                        ------------    ------------
                                                        $ 27,085,268    $ 29,348,114
                                                        ============    ============



     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)


                                          Three Months Ended
                                      ---------------------------
                                        June 30,       June 30,
                                          1998           1997
                                      ------------    -----------
Revenues:
         Product sales                $  6,429,839    $ 1,229,846
         Fees and Royalties                    323         50,426
                                      ------------    -----------

          Total revenues                 6,430,162      1,280,272
                                      ------------    -----------

Costs and expenses:
         Cost of sales                   5,509,938      1,754,509
         Research and development           93,670      1,159,267
         Selling, general and
          administrative                 2,763,864      1,066,743
                                      ------------    -----------

          Total costs and expenses       8,367,472      3,980,519
                                      ------------    -----------

          Operating loss                (1,937,310)    (2,700,247)
                                      ------------    -----------

Other income (expense):
         Investment income, net            101,604         16,704
         Interest expense                 (330,795)      (102,947)
         Warrant put expense               (26,492)          --
         Amortization of debt
          financing costs                   (2,266)        (9,186)
                                      ------------    -----------

          Other income, net               (257,949)       (95,429)
                                      ------------    -----------

          Net loss                      (2,195,259)    (2,795,676)

Less, returns to preferred
 stockholders:
          Beneficial conversion
           feature                         275,042        203,000
          Dividends paid and
           accrued                          35,425         21,000
                                      ------------    -----------
          Net loss applicable to
           common stock               $ (2,505,726)   $(3,019,676)
                                      ============    ===========

Net loss per share - basic            $      (0.13)   $     (0.99)
                                      ============    ===========

Weighted average shares outstanding
                                        18,935,650      3,041,151
                                      ============    ===========


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)


                                               Six Months Ended
                                          ---------------------------
                                            June 30,       June 30,
                                              1998           1997
                                          ------------    -----------
Revenues:
         Product sales                    $ 13,391,422    $1,783,857
         Fees and Royalties                        365        50,658
                                          ------------    -----------

          Total revenues                    13,391,787      1,834,515
                                          ------------    -----------

Costs and expenses:
         Cost of sales                      11,068,500      2,707,667
         Research and development              320,287      1,646,679
         Selling, general and
          administrative                     5,231,053      2,248,649
                                          ------------    -----------

          Total costs and expenses          16,619,840      6,602,995
                                          ------------    -----------

          Operating loss                    (3,228,053)    (4,768,480)
                                          ------------    -----------

Other income (expense):
         Investment income, net                154,611        109,035
         Interest expense                     (679,749)      (116,487)
         Warrant put expense                   (52,111)            --
         Amortization of debt
          financing costs                      (69,291)       (18,372)
                                          ------------    -----------

          Other income, net                   (646,540)       (25,824)
                                          ------------    -----------

          Net loss                          (3,874,593)    (4,794,304)

Less, returns to preferred stockholders:
         Beneficial conversion feature         325,042      1,432,000
         Dividends paid and accrued             97,649         94,000
                                          ------------    -----------
Net loss applicable to Common stock       $ (4,297,284)   $(6,320,304)
                                          ============    ===========

Net loss per share - basic                $      (0.33)   $     (2.09)
                                          ============    ===========

Weighted average shares outstanding
                                            13,219,985      3,019,571
                                          ============    ===========

     See accompanying notes to unaudited consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                                                       ACCUMULATED
                                                                                           ADDITIONAL                     OTHER
                          COMPREHENSIVE         COMMON STOCK        PREFERRED STOCK         PAID-IN      ACCUMULATED   COMPREHENSIVE
                             INCOME          SHARES       AMOUNT    SHARES     AMOUNT       CAPITAL        DEFICIT        INCOME
                          -------------   -----------    --------  --------   ---------   ------------   ------------   ------------
Balance at
 December 31, 1996                          2,910,623    $ 29,106        --   $      --   $ 29,338,794   $(24,315,191)  $   1,307
Shares issued in private
 placements                                    37,500         375    48,500         485      4,322,357             --          --
Stock issued for
 Superior acquisition                         166,667       1,667        --          --      4,998,333             --          --
Exercise of stock options                         150           2        --          --          1,123             --          --
Issuance of common stock
 purchase warrants                                 --          --        --          --            450             --          --
Stock options issued for
 services                                          --          --        --          --        156,918             --          --
Stock issued for interest
 obligation                                     2,515          25        --          --         38,413             --          --
Conversion of note payable                     98,959         990        --          --        984,775             --          --
Net loss                    $(4,794,304)           --          --        --          --             --     (4,794,304)         --
Decrease in unrealized
 gain on investment
 securities                      (1,307)           --          --        --          --             --             --      (1,307)
                             ----------   -----------    --------  --------   ---------   ------------   ------------   ---------
                            ($4,795,611)
                             ==========

Balance at June 30, 1997                    3,216,414    $ 32,165    48,500         485   $ 39,841,163   $(29,109,495)  $      --
                                          ===========    ========  ========   =========   ============   ============   =========

Balance at
 December 31, 1997                          4,315,137    $ 43,151    63,522   $     635   $ 39,137,311   $(36,556,469)         --

Stock issued for GDI
 acquisition                                       --          --    12,000         120      1,199,880             --          --
Shares issued in private
 placements                                        --          --    29,250         293      2,776,739             --          --
Stock issued for services                   1,165,175      11,651        --          --        511,063             --          --
Delayed registration
 penalty                                           --          --        --          --       (175,000)            --          --
Conversion of note payable                  1,798,526      17,986        --          --        412,014             --          --
Conversion of family loans                  1,560,000      15,600        --          --        179,400             --          --
Conversion of preferred
 stock                                     13,688,745     136,888   (48,760)       (488)      (136,400)            --          --
Adjustment due to change in
 ownership of former subsidiary                                                                468,888
Net loss                      3,874,593            --          --        --          --             --     (3,874,593)         --
                             ----------   -----------    --------  --------   ---------   ------------   ------------   ---------

                              3,874,593
                             ==========

Balance at June 30, 1998                   22,527,583    $225,276    56,012   $     560   $ 44,373,894   ($40,431,062)  $      --
                                          ===========    ========  ========   =========   ============   ============   =========

                                        TOTAL
                                     ------------
Balance at
 December 31, 1996                   $  5,054,016
Shares issued in private
 placements                             4,323,217
Stock issued for
 Superior acquisition                   5,000,000
Exercise of stock options                   1,125
Issuance of common stock
 purchase warrants                            450
Stock options issued for
 services                                 156,918
Stock issued for interest
 obligation                                38,438
Conversion of note payable                985,765
Net loss                             $ (4,794,304)
Decrease in unrealized
 gain on investment
 securities                                (1,307)
                                     ------------
Balance at June 30, 1997             $ 10,764,318
                                     ============

Balance at
 December 31, 1997
                                     $  2,624,628
Stock issued for GDI
 acquisition                            1,200,000
Shares issued in private
 placements                             2,777,032
Stock issued for services                 522,714
Delayed registration
 penalty                                 (175,000)
Conversion of note payable                430,000
Conversion of family loans                195,000
Conversion of preferred
 stock                                         --
Adjustment due to change in
 ownership of former
 subsidiary                               468,888
Net loss                               (3,874,593)
                                     ------------

Balance at June 30, 1998             $  4,168,668
                                     ============

     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                         --------------------------
                                                           June 30,       June 30,
                                                             1998           1997
                                                         -----------    -----------
Cash flows from operating activities:
         Net loss                                        $(3,874,593)   $(4,794,304)
         Adjustments to reconcile
          net loss to net cash used for
         operating activities:
                  Stock options issued
                   for services                              522,714        156,918
                  Depreciation and amortization            1,684,434        134,477
                  Amortization and accretion
                   of (discounts) premiums on
                   investment securities                          --        (10,154)
                  Stock issued for
                   interest obligation                            --         38,438
         (Increase) decrease in operating
          assets:
                  Accounts receivable                        287,062       (142,722)
                  Rebates                                     19,643             --
                  Inventory                                2,751,422     (1,033,686)
                  Prepaid expenses and
                   other current assets                       50,604         37,147
                  Deposits and other assets                  (71,092)            --
         Increase (decrease) in operating liabilities:
                  Accounts payable and
                   accrued expenses                       (2,949,566)     3,008,065
                                                         -----------    -----------
                  Net cash used for
                   operating activities                   (1,579,372)    (2,605,821)
                                                         -----------    -----------

Cash flows from investing activities:
         Acquisition of Superior                                  --     (6,250,000)
         Acquisition of GDI                                 (756,406)            --
         Purchase of investment securities                               (1,186,455)
         Proceeds from sales and maturities
          of investment securities                                --      4,200,000
         Decrease in deposits                                     --       (200,000)
         Purchase of property and equipment                 (297,242)      (586,906)
         Increase in deferred financing
          and acquisition costs                              (50,000)            --
                                                         -----------    -----------

                  Net cash provided (used) by
                   investing activities                   (1,103,648)    (2,849,549)
                                                         -----------    -----------

                                   (Continued)


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
                                   (Unaudited)

                                                                        Six Months Ended
                                                                   --------------------------
                                                                    June 30,       June 30,
                                                                      1998           1997
                                                                   -----------    -----------
Cash flows from financing activities:
         Net proceeds from issuance of
          common stock and warrants                                $        --   $    854,250
         Net proceeds from preferred stock                                  --      4,847,750
         Net proceeds from private
          stock placements                                           2,777,032
         Net proceeds from debt placements                             500,000
         Proceeds from bank loan                                     1,200,000      2,696,898
         Net repayments of loan payable-bank                        (1,701,287)    (1,594,108)
         Repayment of Superior note payable                           (416,666)            --
         Increase in deferred financing
          costs                                                             --       (328,123)
         Decrease in bank overdraft                                   (142,616)            --
                                                                   -----------    -----------

                  Net cash provided by
                   financing activities                              2,216,463      6,476,667
                                                                   -----------    -----------

Net change in cash and cash equivalents                               (466,557)    (7,378,703)

Cash and cash equivalents,
 beginning of period                                                   697,045      2,112,300
                                                                   -----------    -----------

Cash and cash equivalents,
 end of period                                                     $   230,488    $   576,881
                                                                   ===========    ===========

Supplemental cash flow information:
         Common stock issued for
          convertible note payable                                 $   450,000    $ 1,065,000
         Debt issued for delayed registration
          penalty                                                      262,500             --
         Interest paid                                                 498,737             --
Schedule of non-cash investing and financing
         activities:
On June 18, 1997, the Company purchased all of the
 common stock of Superior Pharmaceutical Company, Inc.
 for $16,250,000. In connection with the acquisition,
 non cash financing activities, liabilities assumed and
 goodwill were as follows:
         Fair value of assets acquired                                      --    $10,913,834
         Cash paid for common stock                                         --    (6,250,000)
         Fair value of common stock issued                                  --    (5,000,000)
         Note payable issued                                                --    (5,000,000)
         Liabilities assumed                                                --     (8,263,477)
                                                                                  -----------
         Goodwill (exclusive of other acquisition
                   costs of ($694,890)                                            $13,599,643
                                                                                  ===========

March 2, 1998, the Company purchased the net assets of GDLP
     for $2,350,000. In connection with the acquisition,
     non cash financing activities, liabilities assumed and
     customer lists were as follows: fair value of assets
     acquired                                                     $  2,375,274             --
Cash paid                                                           (1,200,000)            --
Preferred stock issued                                              (1,150,000)            --
Liabilities assumed                                                   (658,274)            --
                                                                    ----------
Customer lists (exclusive of other acquisition costs of
     $96,628)                                                     $    633,000             --
                                                                    ==========
Note payable

     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

          -------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of DynaGen, Inc. (the Company) and its wholly-owned subsidiaries, Able Laboratories, Inc.
(Able), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company (Superior) and Generic Distributors Incorporated (GDI), which are engaged in the distribution of generic pharmaceuticals, and Apex Pharmaceuticals, Inc., which is developing therapeutic products. The consolidated financial statements no longer include the accounts of BioTrack for the reason described below. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. All significant intercompany balances and transactions have been eliminated in consolidation. In March 1998, the Company acquired Generic Distributors Limited Partnership which is engaged in the distribution of generic pharmaceuticals. (See Note 2.)

         During the first and second quarter of 1998, the Company sold 300,000 shares of its BioTrack subsidiary's common stock, recognizing a gain of $150,000, which is included in investment income. In addition, during this same period, BioTrack sold shares of its common stock directly to outside investors. Also, BioTrack redeemed 3,930,000 shares of its common stock held by the Company for a $1,000,000 promissory note. This note has not been recognized in the accompanying financial statements because of the uncertainty and risks inherent in technology start-up companies. As a result of the ownership changes in BioTrack described above, the Company adjusted its investment in BioTrack by approximately $469,000 which was added to additional paid-in capital. The Company's ownership interest in BioTrack at June 30, 1998 was approximately 29%. Accordingly, BioTrack's financial statements are not included in the accompanying consolidated financial statements. The Company's remaining investment is carried on the equity basis of accounting.

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

         REBATES

         Rebates represent incentives provided by pharmaceutical suppliers to the distributors based on purchases. Management has estimated its rebates based upon agreements and purchases during the year. Actual rebates could be different due to market volatility and whether the Company continues to use these suppliers.

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

         EARNINGS PER SHARE

         In February 1997, FASB issued SFAS No. 128, Earnings per Share which requires that earnings per share be calculated on a basic and a dilutive basis. Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. The Statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior-period earnings per share data presented. Accordingly, the Company has restated all earnings per share data presented herein.

         For the three and six months ended June 30, 1998 and 1997 options, warrants and put warrants, were anti-dilutive and excluded from the diluted earnings per share computations.

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

         COMPREHENSIVE INCOME

         In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted these disclosure requirements in the first quarter of 1998 and has presented comparative disclosure for the quarter ended March 31, 1997. There is no other comprehensive income in the quarter ended June 30, 1998.

2.       BUSINESS ACQUISITIONS

         SUPERIOR PHARMACEUTICAL COMPANY

         On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company (Superior), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three-year secured promissory notes and 166,667 shares of the Company's Common Stock with a guaranteed value of $5,000,000. The secured promissory notes were subsequently reduced by $400,000 due to a deficiency in the required net worth of Superior as of the acquisition date. DynaGen is obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock after twelve months if its common stock is not trading at an average of at least $30.00 per share for 10 consecutive trading days. The merger agreement provides further that DynaGen shall pay to the former Superior stockholders the difference between $5,000,000 and the current aggregate market value of the shares issued to the former Superior stockholders. DynaGen is obligated to register the shares within eleven months after the closing of the acquisition. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000. The former shareholders of Superior, who remain as senior management at Superior, may also receive certain incentive payments based on Superior's performance during the three years following the closing of the acquisition. Any such payments will be charged to expense when incurred. DynaGen contributed $1,750,000 in additional capital to Superior immediately following the closing.

         On July 31, 1998, the Company signed a contingent settlement agreement with the selling shareholders of Superior which provides for an overall reduction in purchase price of $4,900,000 through waiver of any additional stock or cash payment. The agreement also provides for, and is contingent upon, a payment of $4,200,000, which represents the remaining amount due on the original selling shareholder notes by September 30, 1998.

         The Superior acquisition has been accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $13,612,000 of the purchase price to customer lists based on an independent appraisal, which is being amortized on a straight-line basis over five years. Amortization of customer lists amounted to $1,361,200 for the six months ended June 30, 1998. In addition, the Company recorded goodwill of $386,219, which is being amortized on a straight-line basis over 15 years. Amortization expense for the six months ended June 30, 1998 was $12,908.

         GENERIC DISTRIBUTORS, INC.

         On March 2, 1998 the Company, through its subsidiary, Generic Distributors, Incorporated (GDI), completed the acquisition of substantially all of the assets and liabilities of Generic Distributors Limited Partnership
(GDLP), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, and $1,050,000 in Series E Convertible Preferred Shares and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Shares are convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's Common Stock commencing 120 days after the closing. In connection with the transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan carries interest of LIBOR plus 3%, is payable in quarterly installments of principal and interest and matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2-1/2%. The loans are secured by all of the assets of GDI and the Company's subsidiary, Able Laboratories, Inc., and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers which provide, among other things, for annual compensation and a signing bonus of 1,500 shares of Series F Preferred Stock, convertible into $100,000 of the Company's Common Stock commencing 120 days after the closing.

         The GDI acquisition has been accounted for as a purchase. The results of operations of GDI have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $729,618 of the purchase price to customer lists, based on an independent appraisal, which is being amortized on a straight line basis over five years. Amortization of customer lists amounted to $48,613 for the six months ended June 30, 1998.

         Unaudited pro forma consolidated operating results for the Company, assuming the acquisitions of Superior and GDI had been made as of the beginning of the most recent fiscal year for each of the periods presented, are as follows:

                                   Six months ended
                                   ----------------
                           June 30, 1998         June 30, 1997
                           -------------         -------------
Revenues                   $ 14,572,510          $ 17,105,176
Net loss                     (4,288,211)           (5,753,710)
Net loss per share                (0.32)                (1.91)

                                   Three months ended
                                   ------------------
                           June 30, 1998         June 30, 1997
                           -------------         -------------
Revenues                   $  6,430,162          $  7,707,558
Net loss                     (2,506,597)           (3,948,290)
Net loss per share                (0.13)                (1.30)

         The unaudited pro forma information is not necessarily indicative either of the actual results of operations that would have occurred had the purchases been made as of the beginning of each of the fiscal periods presented or of future results of operations of the combined companies.

3.       INVENTORY

         Inventory consists of the following:

                                   June 30,
                            -----------------------
                               1998         1997
                            ----------   ----------
         Raw materials      $  340,945   $  311,166
         Work-in-progress      180,717      136,240
         Finished goods      6,890,024    8,663,918
                            ----------   ----------
                            $7,411,686   $9,111,324
                            ==========   ==========

4.       DEBT

         Notes payable consist of the following:

                                      June 30,    December 31,
                                        1998         1997
                                     ----------   -----------
         Convertible note payable    $  535,000   $  535,000
         Bridge loans                   500,000      630,000
         Notes payable - Superior
          acquisition                 3,766,667    4,183,333
         Secured debt - Fleet Bank    1,157,140           --
         Senior subordinated debt     3,000,000    3,000,000
                                     ----------   ----------
                                     $8,958,807   $8,348,333
                                     ==========   ==========

5.       SUBSEQUENT EVENTS

         In July 1998, the Company, through its Able Laboratories, Inc. subsidiary (Able), entered into a short-term financing agreement with Porter Capital (Porter) whereby Able will finance its outstanding accounts receivable through Porter. Porter will advance funds equal to 70% of invoice value upon receipt of invoices from Able. Upon payment in full from Able's customers, Porter will remit the balance due Able less Porter's net charge of 2% per 30 days outstanding. Porter has the right to reject any or all accounts receivable tendered from Able. No assurance can be given that Porter will accept any or all of Able's outstanding accounts receivable. The term of this agreement is six months.

         On July 25, 1998, the Company issued 4,750 shares of its Series H Convertible Preferred Stock to an unaffiliated investor. The aggregate purchase price was $475,000. Under the terms of the purchase agreement, the Series H Stock is convertible beginning 90 days after issuance into shares of Common Stock at a price of 80% of the trading price of the Common Stock for the five trading days preceding conversion.

         On July 31, 1998, the Company entered into a contingent settlement agreement with the selling shareholders of Superior which provides for an overall reduction in purchase price of $4,900,000 through waiver of any additional stock or cash payment. This agreement also provides for, and is contingent upon, a payment by DynaGen of $4,200,000, which represents the remaining amount due on the original selling shareholder notes, by September 30, 1998. There can be no assurance that the Company will be able to obtain financing to meet the obligations to pay the selling shareholders. The Company's inability to meet any such obligation or other fixed or contingent obligations of the Company as they become due could have a material adverse effect on the Company's ability to continue its operations.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully develop, test, produce and market its proposed products; obtain governmental approvals in a timely manner; identify and attract marketing partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection or otherwise over the Company's proprietary technology; protect itself from product liability risks or limitations imposed due to potential health care reform; raise capital for future operations and commercialization of its products; integrate the products and personnel the Company acquired in the acquisition of Able Laboratories, Inc.
(Able), Superior and GDI, and successfully respond to technological changes in the marketplace. Specifically, regulatory approvals of the Company's products are subject to factors beyond the Company's control, and there can be no assurance that such approvals will not be delayed or ultimately denied. The Company will need to attract marketing partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners. Additional information on potential factors which could affect the Company's financial results are included in the Company's public filings with the Securities and Exchange Commission, including without limitation its Form 10-K for the period ended December 31, 1997.

         The information set forth below should be read in connection with the financial statements and notes thereto, as well as other information contained in this Report which could have a material adverse effect on the Company's financial condition and results of operations. The reader's attention is directed, in particular, to the matters described under the headings Special Considerations and Liquidity and Capital Resources contained elsewhere in this Report.

OVERVIEW

         The Company develops and markets generic and specialty products. The Company has changed its focus from development and licensing to building a business focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals. The Company is implementing this strategy through the acquisition of businesses, technologies and products as well as through internal product development. In August 1996, the Company acquired the tablet business of Able Laboratories, Inc. (Able), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, in June 1997 the Company has purchased all of the outstanding shares of Superior Pharmaceutical Company (Superior), a distributor of generic pharmaceuticals. In March 1998, the Company, through its wholly-owned subsidiary, Generic Distributors Incorporated (GDI), completed the acquisition of Generic Distributors Limited Partnership (GDLP).

         The Company has financed its operations primarily through the proceeds from its public and private stock offerings, convertible notes, bank debt and other loans and limited revenues from product sales and technology license fees and royalties. Management anticipates that revenues from product sales will not be sufficient to fund its current operations or produce an operating profit until such time as the Company is able to develop additional products, obtain the necessary FDA approvals and establish acceptance of its products in their respective markets and expand its distribution channels. The Company has incurred losses since inception and expects to incur additional losses until such time as it is able to successfully develop, manufacture, and sell or license its existing and proposed products and technologies.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 1998

         Revenues for the three month period ended June 30, 1998 were $6,430,162 versus $1,280,272 for the period ended June 30, 1997. The increase of $5,149,890 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Able (acquired in August 1996), Superior (acquired in June 1997) and GDI (acquired in March 1998).

         Cost of product sales was $5,509,938, or 86% of product sales for the three-month period ended June 30, 1998 compared to $1,754,509, or 143% of product sales for the three month period ended June 30, 1997. The decrease in cost percentage was due to higher sales resulting in higher absorption of manufacturing overhead.

         Research and development expenses for the three month period ended June 30, 1998 were $93,670 versus $1,159,267 for the three month period ended June 30, 1997. 1997 R&D expenses were primarily the result of the NicErase(R)-SL Phase 3 clinical trials, now completed, and the NicErase(R)-SL development program which has been discontinued. The Company is currently developing several generic versions of branded pharmaceuticals to support its generic drug business.

         Selling, general and administrative expenses for the three month period ended June 30, 1998 were $2,763,864 versus $1,066,743 for the three months ended June 30, 1997. The increase was primarily due to the Company's acquisitions of Superior and GDI.

         Investment income was $101,604 for the three months ended June 30, 1998 as compared to $16,704 for the three month period ended June 30, 1997, due to sale of equity position in subsidiary. Interest and financing expenses of $359,553 for the three month period ended June 30, 1998, compared to $112,133 for the three month period ended June 30, 1997, relate primarily to private placements of equity as well as private debt financing for the Superior and GDI acquisitions.

Six-Month Period Ended June 30, 1998

         Revenues for the six month period ended June 30, 1998 were $13,391,787 versus $1,834,515 for the period ended June 30, 1997. The increase of $11,557,272 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Superior (acquired in June
1997) and GDI (acquired in March 1998).

         Cost of product sales was $11,068,500, or 83% of product sales for the six-month period ended June 30, 1998 compared to $2,707,667, or 152% of product sales for the six-month period ended June 30, 1997. The percent reduction in cost of product sales is due to higher capacity utilization at Able which offset the fixed manufacturing costs at Able's manufacturing facility.

         Research and development expenses for the six month period ended June 30, 1998 were $320,287 versus $1,646,679 for the six-month period ended June 30, 1997. 1997 R&D expenses were primarily the result of the NicErase(R)-SL Phase 3 clinical trials and the NicErase(R)-SL development program which has been discontinued. The Company is currently developing several generic versions of branded pharmaceuticals to support its generic drug business.

         Selling, general and administrative expenses for the six month period ended June 30, 1998 were $5,231,053 versus $2,248,649 for the six months ended June 30, 1997. The $2,982,404 increase in expenses was primarily due to acquisition of Superior and GDI.

         Investment income was $154,611 for the six months ended June 30, 1998 as compared to $109,035 for the six month period ended June 30, 1997, as the Company had less funds available for investment. Interest and financing expenses of $801,151 for the six month period ended June 30, 1998, compared to $134,859 for the six month period ended June 30, 1997, relate primarily to private placements of equity as well as private debt financing for the Superior and GDI acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had a working capital deficit of $9,628,157, compared to working capital deficit of $11,711,296 at December 31, 1997. Cash was $230,488 at June 30, 1998 compared to $697,045 at December 31, 1997. Working capital was used primarily to fund the Company's operating losses, including operating losses of its Able subsidiary, and research and development costs of approximately $320,000. The Company expects its cash needs for the next 12 months to be approximately $6,000,000. The Company intends to generate the needed cash through additional financing activities. If the Company is not able to raise the needed financing, it may need to seek the protection of the bankruptcy courts. See "Special Considerations - Financial Condition of the Company."

         In June 1997, the Company completed the acquisition of Superior Pharmaceutical Company, of Cincinnati, Ohio, for a purchase price of $16.25 million in cash, notes and stock. The Company guaranteed that the selling shareholders would receive at least $5,000,000 in the stock value as of June 1998. The agreement provided that the Company make up any shortfall in this guaranteed stock value through the issuance of additional stock and cash. See "Special Considerations - Contingent Obligation with Respect to Superior Acquisition. "The Company financed this acquisition by issuing Series A and Series B Preferred Shares for proceeds of $6,100,000 and subordinated debt of $3,000,000 obtained from two institutional lenders. The Company also invested $1,750,000 in Superior towards working capital as required by the secured lender. Superior has a $9,000,000 secured revolving facility through Huntington National Bank, of Cincinnati, Ohio.

         Subsequent to the acquisition of Superior in June 1997, Superior experienced the loss of key personnel, declining revenues, erosion of margins and an overall decline in its business. These factors have resulted in the Company not meeting certain loan covenants stipulated by the secured and subordinated lenders. As a result, the secured lender has agreed to extend the credit line and upon review of the Company's performance may consider further extension. The Company obtained a waiver and extension of the third and fourth quarterly payments of $515,625 each to the selling shareholders which were due on March 31, 1998 and June 30, 1998 respectively. The Huntington Bank agreement provides that the selling shareholders of Superior may draw this payment out of its operating cash flows provided that Superior and DynaGen meet the loan covenants. The Company has also received an extension on the payment of the $535,000 convertible note payable which matured on February 7, 1998.

         On July 31, 1998, the Company entered into a contingent settlement agreement with the selling shareholders of Superior which provides for an overall reduction in purchase price of $4,900,000 through waiver of any additional stock or cash payment. The agreement also provides for, and is contingent upon, a payment of $4,200,000, which represents the remaining amount due on the original selling shareholder notes, by September 30, 1998. There can be no assurance that the Company will be able to obtain financing to meet the obligations to pay the selling shareholders. See "Special Considerations - Contingent Obligation with Respect to Superior Acquisition."

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

         The Company's private placement of Series A and Series B Preferred Stock allowed investors to convert into shares of common stock at a floating discount to the market of approximately 25%. The stock price was depressed due to below-market conversions and selling of common shares by the holders of Series A and Series B Preferred Stock. This investment, along with the outlicensing of the Company's lead product, NicErase(R)-SL, and continued losses at both DynaGen and Able, resulted in a severe negative impact on the Company's stock price. As a result, the Company reached its limit of 75,000,000 authorized shares. On March 4, 1998, the Company held a special meeting of stockholders and approved a one for ten reverse split of its outstanding shares. As a result, at the effective date of the reverse split, March 10, 1998, 75,000,000 shares of common stock, $0.01 par value per share, were authorized, and approximately 7,500,000 were issued and outstanding. As of June 30, 1998, there were 22,527,583 shares of Common Stock outstanding. This increase is primarily due to conversions of preferred stock.

         Management has initiated intensive reviews of its operations and is implementing plans to cure defaults, raise additional equity, and improve the liquidity and cash resources for general working capital purposes. Specifically, at the corporate level, the Company has discontinued all R&D activity either through terminating the programs or outlicensing the products to other companies. The Company's lead product to date, NicErase(R)-SL, has been licensed to Nastech Pharmaceutical, of Hauppauge, NY. The Company has reduced its workforce by approximately 40 employees through termination and attrition. The Company has sublet approximately 4,000 square feet of its Cambridge, MA headquarters and is also negotiating to sublease all or part of the remaining space in that facility to further reduce its overhead expenses. In 1998, management expects to maintain a staff of approximately seven full-time and four part-time employees to manage the corporate functions of the Company. Management is also actively reviewing every cost center for further cost reductions.

         In November 1997, the Company initiated similar measures at its Able manufacturing facility. The Company has reduced Able's workforce by 50 percent through terminations and attrition. Management has actively initiated programs to increase sales of Able's products to existing customers and is seeking to bring back customers Able has lost over the past two years. The Company is also renegotiating its development agreement with Kali Laboratories to minimize further cash outlays for product development. The Company has also received offers from a service contractor for clinical testing in return for deferred compensation, warrants and royalty payments on new products. The Company has also initiated a modest internal R&D program at Able to develop prescription drugs which do not require FDA approval. These grandfathered products are expected to generate revenues by March 1999.

         Management, in conjunction with key personnel at Superior, has implemented a program to reverse the decline in the general business of Superior. Specific actions taken at Superior include recruitment of key personnel, review of the product line, reduction in the selling, general and administrative expenses and an aggressive program to seek competitive business in both the government and corporate sectors. Superior is also negotiating supply agreements with its primary vendors to obtain more favorable terms, which would improve the gross margins and make Superior more competitive in the marketplace.

         To date, the Company has met substantially all of its requirements for capital through the sale of its securities. The negative impact of the events in 1997 has severely limited the Company's ability to raise further capital in a conventional sale of its securities. The Company plans to raise capital in order to finance the working capital requirements. There can be no assurance that the Company will be able to secure additional financing or that such financing will be available on favorable terms. Between April 30, 1998 and July 25, 1998, the Company raised $2,000,000 through the sale of Convertible Preferred Stock and $450,000 in Limited Recourse Notes.

         Management believes that such financing will create additional common shares in the market and could result in further depression of the stock price, making it even more difficult to raise capital. Therefore, the Company intends to seek financing primarily from sources who will be long-term investors. In view of the Company's current stock price and its financial condition, it is exceedingly difficult to find such investors. However, the Company has had limited and preliminary discussions with investors and believes that additional financing could become available over the next several weeks. The Company plans to use the interim financing for general working capital, partial payment to the creditors and the limited internal R&D program at Able. If the Company cannot raise such financing, it may be forced to seek the protection of the bankruptcy courts. See "Special Considerations."

         The Company is also pursuing additional sources of capital for the long-term needs of the Company. The Company has engaged an investment banking firm to seek conventional investments. There is no assurance that such financing will be available, and if available will be on terms favorable to the Company. Furthermore, management has evaluated proposals which may include raising additional capital through the sale of registered securities. The Company has filed a registration statement on Form S-3 for the sale of Series C and Series D Convertible Preferred Stock. The registration statement has not been declared effective. The Company expected to raise substantial additional capital through this arrangement. If the Company cannot raise such financing, it may be forced to seek the protection of the bankruptcy courts. See "Special Considerations."

         The Company has also been working with its trade creditors to reduce its obligations. A substantial majority of the creditors have accepted the Company's payments plans, which include periodic payments, discounts of amounts outstanding and acceptance of Company shares.

YEAR 2000

         Computer systems and software products that were designed to accept entries of only two digits in the "year" date code field may be unable to properly process date information beyond the year 1999. The Company does not believe that any material year 2000 issues exist with software contained within its product manufacturing or distribution processes. The Company is in the process of working with suppliers and other third parties upon which it is dependent to determine the extent of their Year 2000 compliance. Although the Company's assessment of its Year 2000 readiness is not complete, based on its investigation to date the Company does not expect the total cost of Year 2000 compliance to have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that the Company's Year 2000 compliance program will be implemented successfully or on a timely basis, or that systems operated by third parties with which the Company's systems interface will be Year 2000 compliant. Inability of the Company to correct any Year 2000 problems affecting its products, its internal systems or its communications with third parties could have a material adverse effect on the Company's business, results of operations and financial condition.

MANAGEMENT PLANS

         The following represents management's plans to improve the financial condition of the Company including curing defaults and obtaining waivers wherever applicable. These plans are targeted to the specific areas listed below. The Company can give no assurance that the plans of management discussed in the subsequent paragraphs will be successfully implemented. Furthermore, there can be no assurance that even if successfully implemented such plans will improve the company's results of operations or prospects.

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

         Superior Pharmaceutical Company - On July 31, 1998, the Company entered into a contingent settlement agreement with the selling shareholders of Superior which provides for an overall reduction in purchase price of approximately $4,900,000 through waiver of any additional stock or cash payment. The agreement also provides for, and is contingent upon, a payment of approximately $4,200,000, which represents the remaining amount due on the original selling shareholder notes, by September 30, 1998. There can be no assurance that the Company will be able to obtain financing to meet the obligations to pay the selling shareholders.

         The Huntington National Bank - The Company is in discussions with investment bankers to raise additional equity for its ongoing operations. The net worth of the Company is greater than $4,000,000 as required in the loan agreement with the bank. The bank considers subordinated debt, selling stockholder debt and the equity line available to the Company under its Series D preferred shares as equity capital and therefore applicable towards the net worth calculations. Assuming that the bank continues to allow for this calculation and that the Company is successful in obtaining additional financing, the net worth will be higher.

         SUSPENSION OF CONVERSION OF SERIES A AND B PREFERRED STOCK

         On April 24, 1998, the Company suspended conversions of its Series A and B Preferred Stock into the Company's Common Stock. The purpose of this suspension is to give the Company time to coordinate its efforts to negotiate orderly settlements of these outstanding convertible securities. To date, $4,800,000 out of $5,000,000 of Series A and $500,000 out of $1,250,000 of
Series B Preferred Stock has been converted.

         The Company can give no assurance that the plans of management discussed in the foregoing paragraphs will be successfully implemented. Furthermore, there can be no assurance that even if successfully implemented such plans will improve the company's results of operations or prospects.

                            PART II. OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.

         c. Sales of Unregistered Securities

         In the three months ended June 30, 1998, the Company engaged in the following transactions:

         On April 30, 1998 and May 13, 1998, the Company issued notes in the aggregate amount of $450,000 to an unaffiliated investor. As amended by a letter agreement dated June 25, 1998, the notes are convertible into common stock of the Company at a discount to the market price of the common stock over the 5 days preceeding the conversion.

         On April 3, 1998, the company sold $500,000 of its Series D Convertible Preferred Stock to an unaffiliated investor. The company also issued an 8% debenture in the principal amount of $87,500 to the investor.

         Between June 1, 1998 and June 30, 1998, the Company sold 14,250 shares of its Series H Convertible Preferred Stock to unaffiliated investors.

         On April 30, 1998, the Company issued a warrant to purchase 2,500,000 shares of common stock at an exercise price of $.50 per share to an investment banker. The warrant was issued in consideration of the execution of an agreement for investment banking services.

         On June 30, 1998, the Company issued to an investment banker a warrant to purchase 350,000 shares of the Company's Common Stock in consideration of the execution of an agreement for investment banking services. The warrant is exercisable at a purchase price of $.01 per share.

         On April 1, 1998, the Company issued to an investment banker a warrant to purchase

200,000 shares of the Company's Common Stock in consideration of the execution of an investment banking services agreement. The warrant is exercisable at a purchase price of $0.125 per share and provides that if the investment banking services agreement is extended past the original term, it will become exercisable for an additional 200,000 shares.

         On April 1, 1998, the Company issued to an investment banker a warrant to purchase 250,000 shares of the Company's Common Stock in consideration of the execution of an investment banking services agreement. The warrant is exercisable at a purchase price of $0.125 per share.

         On April 29, 1998, the Company's board of directors authorized the issuance of an aggregate of 1,893,333 shares of Common Stock to various individuals in consideration for the forgiveness of personal loans made to the Company.

         The foregoing transactions were effected by the Company in reliance upon the exemption from registration under the Securities Act provided by
Section 4(2) thereof.

Item 3.  Defaults On Senior Securities.

         The Company has incurred recurring losses from operations resulting in an accumulated deficit of $40,431,062 and a working capital deficiency of $9,628,157 at June 30, 1998. In addition, the Company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:

         Sirrom Capital Corporation (Sirrom) and Odyssey Investment Partners, L.P. (Odyssey) - The Company issued secured promissory notes in the aggregate principal amount of $3,000,000 on June 18, 1997 and were due June 17, 2002. In addition, the Company issued stock warrants to purchase in the aggregate 400,000 shares of the Company's common stock and granted Sirrom and Odyssey the right to sell to the Company the warrants (put warrants) under a put and substitution agreement. At the time of issuance, $702,000 of the proceeds was allocated to the put warrants, resulting in a discount on the promissory notes.

         The discount on the notes was being amortized to expense over the term of the promissory notes. The Company is in default of certain covenants in the loan agreement and has not obtained a waiver of the defaults from the lender. Accordingly, the total principal amount of the loan, $3,000,000, has been classified as a current liability and the unamortized discount on the loan was charged to expense at December 31, 1997.

         Superior Pharmaceutical Company - The Company acquired Superior on June 18, 1997 for $16,250,000. The purchase price was paid as follows:$6,250,000 in cash, $5,000,000 of 9.5% secured promissory notes to the former Superior stockholders due in quarterly installments through June 30, 2000 and common stock of the Company with a guaranteed value of $5,000,000.

         Quarterly payments on the secured promissory notes were due on March 31, 1998 and June 30, 1998 and the Company received a waiver and extension from the former stockholders of Superior. The total unpaid amount of the secured promissory notes $3,766,667 has been classified as a current liability.

         The Company issued 166,667 shares of common stock to the former Superior stockholders on the closing date. The Agreement and plan of merger with the Superior stockholders provided that at the first anniversary of the closing, June 18, 1998, the Superior stockholders would receive an additional 1,666, 667 shares of common stock, if the Company's stock price was not equal to or greater than $30.0. Any difference between the value of the stock received and the $5,000,000 guaranteed value is to be paid in cash. The common stock price did not reach the specified level of $30.0 by June 18, 1998. Accordingly, the Company accrued a current liability to the former Superior stockholders in the amount of $4,083,000 and reduced the amount originally added to additional paid-in capital at the time of acquisition.

         On July 31, 1998, the Company signed a Contingent Settlement Agreement with the selling shareholders of Superior which provides for an overall reduction in purchase price of $4,900,000 through waiver of any additional stock or cash payment. The Agreement also provides for a payment of $4,200,000, which represents the remaining amount due on the original selling shareholder notes by September 30, 1998. There can be no assurance that the Company will be able to obtain financing to meet the obligations to pay the selling shareholders.


Item 5. Other Information

         Under rules recently adopted by the Securities and Exchange Commission, proxies solicited by management in connection with the Company's 1998 annual meeting of stockholders may confer discretionary authority to vote on any shareholder proposal of which the Company did not have notice by a reasonable time before the Company mails its proxy materials for such annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

 (a)List of Exhibits:

 The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit
No.      Description of Exhibit
-------  ----------------------

4a       Certificate of Designations, Preferences and Rights of Series H
         Preferred Stock

4b       Warrant to Purchase 2,500,000 shares of Common Stock, dated April 30,
         1998

4c       Warrant to Purchase 350,000 shares of Common Stock, dated June 30, 1998

4d       Warrant to Purchase up to 400,000 shares of Common Stock, dated April
         1, 1998

4e       Warrant to Purchase 250,000 shares of Common Stock, dated April 1, 1998

4f       $250,000 Note dated April 30, 1998

4g       $200,000 Note dated May 13, 1998

4h       Letter Agreement dated June 25, 1998 amending terms of Notes

4i       Form of Subscription Agreement for Series H Convertible Preferred Stock

10a Commercial Financing Agreement between the Company and Porter Capital Corporation

27       Financial Data Schedules (filed in electronic form only)

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DYNAGEN, INC.



                By: /s/ Indu A. Muni
                    ----------------------------------
                    Indu A. Muni, Ph.D.
                    President, Chief Executive Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)




Date: August 14, 1998

                                  Exhibit Index

Exhibit
No.       Description of Exhibit
-------- ----------------------


4a       Certificate of Designations, Preferences and Rights of Series H
         Preferred Stock

4b       Warrant to Purchase 2,500,000 shares of Common Stock, dated April 30,
         1998

4c       Warrant to Purchase 350,000 shares of Common Stock, dated June 30, 1998

4d       Warrant to Purchase up to 400,000 shares of Common Stock, dated April
         1, 1998

4e       Warrant to Purchase 250,000 shares of Common Stock, dated April 1, 1998

4f       $250,000 Note dated April 30, 1998

4g       $200,000 Note dated May 13, 1998

4h       Letter Agreement dated June 25, 1998 amending terms of Notes

4i       Form of Subscription Agreement for Series H Convertible Preferred Stock

10a Commercial Financing Agreement between the Company and Porter Capital Corporation

27       Financial Data Schedules (filed in electronic form only)