Form 10-K/A
period 1997-12-31
DYNAGEN INC
filed 1998-09-14
CIK 857171

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


                          AMENDMENT NO. 3 TO FORM 10-K


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


     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 by amending and restating Items 6, 7 and 8 in their entirety as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


                                          TRANSITION
                                            PERIOD
                                             ENDED
                            YEAR ENDED     DECEMBER                     YEARS ENDED JUNE 30,
                           DECEMBER 31,       31,       -----------------------------------------------------
                               1997          1996          1996          1995          1994          1993
                           ------------   ----------       ----          ----          ----          ----
STATEMENT OF OPERATIONS
  DATA:
Revenues.................  $ 14,009,730   $   359,908   $   555,745   $   497,553   $   437,005   $   883,910
Costs and Expenses.......    24,087,512     4,687,745     5,899,650     3,836,295     4,264,141     4,388,575
Loss From Continuing
  Operations.............   (12,241,278)   (4,306,140)   (6,082,494)   (3,042,383)   (3,645,804)   (3,405,387)
Loss From Discontinued
  Operations.............            --            --            --            --       (14,945)      (48,095)
Net Loss.................   (12,241,278)   (4,306,140)   (6,082,494)   (3,042,383)   (3,660,749)   (3,453,482)
Less returns to preferred
  stock including benefi-
  cial conversion
  features...............     2,108,000            --       865,000            --            --            --
Net loss applicable to
  common stock...........   (14,349,278)   (4,306,140)   (6,947,494)   (3,042,383)   (3,660,749)   (3,453,482)
Loss Per Share:
  From Continuing
     Operations..........         (4.48)        (1.50)        (2.84)        (1.44)        (2.21)        (2.64)
  From discontinued
     Operations..........                          --            --            --            --            --
  Net Loss...............         (4.48)        (1.50)        (2.84)        (1.44)        (2.21)        (2.64)
Weighted Average Number
  of Shares
  Outstanding............     3,204,163     2,879,412     2,443,395     2,117,970     1,651,712     1,307,056

                               AT             AT                             AT JUNE 30,
                          DECEMBER 31,   DECEMBER 31,   -----------------------------------------------------
                              1997           1996          1996          1995          1994          1993
                          ------------   ------------      ----          ----          ----          ----
BALANCE SHEET DATA:
Total Assets............  $ 29,348,114   $ 7,463,149    $11,576,666   $ 5,114,021   $ 7,834,706   $ 5,602,289
Convertible Note Paya-
  ble...................       535,000     1,600,000      2,000,000            --            --            --
Long term debt..........       328,500            --             --            --            --            --
Warrant put liability...       750,594            --             --            --            --            --
Total Liabilities.......    26,723,486     2,409,133      2,733,032       587,207       420,964       441,171
Working Capital (Defi-
  cit)..................   (11,711,296)    5,502,295     10,203,693     4,102,747     6,967,894     4,584,747
Stockholders' Equity....     2,624,628     5,054,016      8,843,634     4,526,814     7,413,742     5,161,118



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

  Other Income (Expense)


     The increase in investment income is primarily due to greater funds available for investment during Fiscal 1996. The increases in interest expense and debt financing cost amortization are primarily attributable to the $985,000 beneficial conversion discount on the Company's $2,000,000 convertible note issued in 1996.


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


     History of Losses; Anticipation of Future Losses. The Company has incurred operating losses since its inception and has an accumulated deficit of $37,541,544 as of December 31, 1997. The Company incurred a net loss of $1,679,062 for the quarter ended March 31, 1998, a net loss of $12,241,278 for the year ended December 31, 1997, a net loss of $4,306,140 for the six months ended December 31, 1996, and a net loss of $1,809,816 for the six months ended December 31, 1995. The Company incurred a net loss of $6,082,494 for the fiscal year ended June 30, 1996, compared with a net loss of $3,042,383 for the fiscal year ended June 30, 1995. Such losses have resulted principally from expenses incurred in research and development and from general and administrative costs associated with the Company's development efforts. In addition, the Company's Able subsidiary has incurred operating losses resulting primarily from insufficient revenues. The continued development of the Company's products will require the commitment of substantial resources to conduct further development and preclinical and clinical trials, and to establish manufacturing, sales, marketing, regulatory and administrative capabilities. The Company expects to incur substantial operating losses over the next several years as its product programs expand, various clinical trials commence and marketing efforts are launched. The amount of net losses and the time required by the Company to reach sustained profitability are highly uncertain, and to achieve profitability the Company must, among other things, successfully complete development of its products, obtain regulatory approvals, and establish manufacturing and marketing capabilities by itself or with third parties. There is no assurance that the Company will ever generate substantial revenues from its proprietary and generic products or achieve profitability.


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


     As described in note 1, the Company restated its financial statements to present the effect of a beneficial conversion discount on the convertible notes issued in 1996.


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
                                                              ===========    ===========

                                 DYNAGEN, INC.
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)


                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................  $   142,616    $         --
  Notes payable (Note 6)....................................    8,348,333              --
  Loan payable -- bank (Note 6).............................    6,584,710              --
  Accounts payable..........................................    6,390,421         712,239
  Accrued payroll and payroll taxes.........................       95,312          96,894
  Acquisition obligation (Note 2)...........................    4,083,000              --
                                                              ------------   ------------
     Total current liabilities..............................   25,644,392         809,133
  Warrant put liability (Note 6)............................      750,594              --
  Long term debt (Notes 6 and 10)...........................      328,500       1,600,000
                                                              ------------   ------------
     Total liabilities......................................   26,723,486       2,409,133
                                                              ------------   ------------
  Commitments and contingencies (Note 9)....................
Stockholders' equity (Notes 1, 2, 6, 9, 10 and 13):
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, 63,522 shares of Series A, B, C and G
     outstanding, (liquidation value $6,348,417):...........          635              --
  Common stock, $.01 par value, 75,000,000 shares
     authorized, 4,315,137, and 2,910,623 shares issued and
     outstanding............................................       43,151          29,106
  Additional paid-in capital................................   40,122,386      30,323,869
  Accumulated deficit.......................................  (37,541,544)    (25,300,266)
                                                              ------------   ------------
                                                                2,624,628       5,052,709
  Unrealized gain on investment securities available for
     sale (Note 3)..........................................           --           1,307
                                                              ------------   ------------
     Total stockholders' equity.............................    2,624,628       5,054,016
                                                              ------------   ------------
                                                              $29,348,114    $  7,463,149
                                                              ============   ============


          See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.

                        CONSOLIDATED STATEMENTS OF LOSS


                                           YEAR ENDED        SIX MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,            YEARS ENDED JUNE 30,
                                          ------------   -------------------------   -------------------------
                                              1997          1996          1995          1996          1995
                                          ------------   -----------   -----------   -----------   -----------
                                                                      (UNAUDITED)
REVENUES (NOTE 11):
  Product sales.........................  $ 13,920,904   $   358,467   $    57,855   $   220,745   $   247,553
  Fees and royalties....................        88,826         1,441       275,000       335,000       250,000
                                          ------------   -----------   -----------   -----------   -----------
  Total revenues........................    14,009,730       359,908       332,855       555,745       497,553
                                          ------------   -----------   -----------   -----------   -----------
Costs and expenses:
  Cost of sales.........................    13,255,651       356,312        28,837        96,680       134,392
  Research and development..............     3,220,283     1,092,253     1,036,622     3,118,145     1,718,006
  Selling, general and administrative...     7,611,578     3,239,180     1,188,733     2,684,825     1,983,897
                                          ------------   -----------   -----------   -----------   -----------
  Total costs and expenses..............    24,087,512     4,687,745     2,254,192     5,899,650     3,836,295
                                          ------------   -----------   -----------   -----------   -----------
  Operating loss........................   (10,077,782)   (4,327,837)   (1,921,337)   (5,343,905)   (3,338,742)
                                          ------------   -----------   -----------   -----------   -----------
Other income (expense):
  Investment income, net................       120,359       157,788       111,521       367,715       296,555
  Interest and financing expense (Note
     6).................................    (2,283,855)     (136,091)           --    (1,106,304)         (196)
                                          ------------   -----------   -----------   -----------   -----------
  Other income (expense), net...........    (2,163,496)       21,697       111,521      (738,589)      296,359
                                          ------------   -----------   -----------   -----------   -----------
  Net loss..............................   (12,241,278)   (4,306,140)   (1,809,816)   (6,082,494)   (3,042,383)
Less returns to preferred stockholders:
  Beneficial conversion feature (Note
     10)................................     1,918,000            --            --       865,000            --
  Dividends paid and accrued............       190,000            --            --            --            --
                                          ------------   -----------   -----------   -----------   -----------
Net loss applicable to common stock.....  $(14,349,278)  $(4,306,140)  $(1,809,816)  $(6,947,494)  $(3,042,383)
                                          ============   ===========   ===========   ===========   ===========
Net loss per share-basic (Note 1).......  $      (4.48)  $     (1.50)  $     (0.81)  $     (2.84)  $     (1.44)
                                          ============   ===========   ===========   ===========   ===========
Weighted average shares outstanding.....     3,204,163     2,879,412     2,221,765     2,443,395     2,117,970
                                          ============   ===========   ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (NOTES 1, 2, 6, 9, 10 AND 13)


                                             PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                         -----------------------   --------------------     PAID-IN     ACCUMULATED
                                           SHARES       AMOUNT       SHARES     AMOUNT      CAPITAL       DEFICIT
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at June 30, 1994...............          --   $       --    2,117,454   $21,174   $19,300,479   $(11,869,249)
Exercise of stock options..............          --           --           50        1            374            --
Exercise of underwriters' warrants.....          --           --       27,345      274        128,483            --
Decrease in unrealized loss on
  investment securities................          --           --           --       --             --            --
Net loss for the year ended June 30,
  1995.................................          --           --           --       --             --    (3,042,383)
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at June 30, 1995...............          --           --    2,144,849   21,449     19,429,336   (14,911,632)
                                         ----------   ----------   ----------   -------   -----------   ------------
Exercise of underwriters' warrants.....          --           --       50,398      504         36,621            --
Exercise of public warrants............          --           --      324,449    3,244      3,851,963            --
Shares issued in private placements....   1,178,264    3,461,150      152,069    1,521      1,389,890            --
Conversion of preferred stock..........  (1,178,264)  (3,461,150)     161,283    1,613      3,459,537            --
Beneficial conversion feature of
  convertible note.....................          --           --           --       --        985,075            --
Exercise of stock options..............          --           --        9,586       96          5,479            --
Employee stock and stock option
  grants...............................          --           --       11,725      117        558,740            --
Stock options issued for future
  services.............................          --           --           --       --         55,225            --
Stock issued for interest obligation...          --           --        1,641       16         37,317            --
Change in unrealized gain (loss) on
  investment securities................          --           --           --       --             --            --
Net loss for the year ended June 30,
  1996.................................          --           --           --       --             --    (6,082,494)
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at June 30, 1996...............          --           --    2,856,000   28,560     29,809,183   (20,994,126)
                                         ----------   ----------   ----------   -------   -----------   ------------
Exercise of stock options..............          --           --        8,177       82         16,418            --
Stock issued for interest obligation...          --           --        5,005       50         79,567            --
Stock options issued for services......          --           --           --       --         55,742            --
Conversion of note payable.............          --           --       41,441      414        362,959            --
Increase in unrealized gain on
  investment securities................          --           --           --       --             --            --
Net loss for the six months ended
  December 31, 1996....................          --           --           --       --             --    (4,306,140)
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at December 31, 1996                     --           --    2,910,623   29,106     30,323,869   (25,300,266)
                                         ----------   ----------   ----------   -------   -----------   ------------
Shares issued in private placements....      69,950          699      147,500    1,475      6,672,473            --
Stock issued for Superior
  acquisition..........................          --           --      166,667    1,667        915,333            --
Exercise of stock options..............          --           --          150        2          1,123            --
Issuance of common stock purchase
  warrants.............................          --           --           --       --            450            --
Delayed registration penalty...........          --           --           --       --       (328,500)           --
Stock options and warrants issued for
  service..............................          --           --           --       --        801,034            --
Stock issued for interest obligation...          --           --        6,418       64         59,774            --

Conversions of notes payable...........       5,015           50      113,959    1,140      1,495,163            --
Conversion of preferred stock..........     (11,443)        (114)     757,320    7,573         (7,459)           --
Stock issued for services..............          --           --      212,500    2,124        189,126            --
Decrease in unrealized gain on
  investment securities................          --           --           --       --             --            --
Net loss for the year ended December
  31, 1997.............................          --           --           --       --             --   (12,241,278)
                                         ----------   ----------   ----------   -------   -----------   ------------
Balance at December 31, 1997...........      63,522   $      635    4,315,137   $43,151   $40,122,386   $(37,541,544)
                                         ==========   ==========   ==========   =======   ===========   ============

                                           UNREALIZED GAIN
                                              (LOSS) ON
                                              INVESTMENT
                                         SECURITIES AVAILABLE
                                               FOR SALE            TOTAL
                                         --------------------   ------------
Balance at June 30, 1994...............         $(38,662)       $  7,413,742
Exercise of stock options..............               --                 375
Exercise of underwriters' warrants.....               --             128,757
Decrease in unrealized loss on
  investment securities................           26,323              26,323
Net loss for the year ended June 30,
  1995.................................               --          (3,042,383)
                                                --------        ------------
Balance at June 30, 1995...............          (12,339)          4,526,814
                                                --------        ------------
Exercise of underwriters' warrants.....               --              37,125
Exercise of public warrants............               --           3,855,207
Shares issued in private placements....               --           4,852,561
Conversion of preferred stock..........               --                  --
Beneficial conversion feature of
  convertible note.....................               --             985,075
Exercise of stock options..............               --               5,575
Employee stock and stock option
  grants...............................               --             558,857
Stock options issued for future
  services.............................               --              55,225
Stock issued for interest obligation...               --              37,333
Change in unrealized gain (loss) on
  investment securities................           12,356              12,356
Net loss for the year ended June 30,
  1996.................................               --          (6,082,494)
                                                --------        ------------
Balance at June 30, 1996...............               17           8,843,634
                                                --------        ------------
Exercise of stock options..............               --              16,500
Stock issued for interest obligation...               --              79,617
Stock options issued for services......               --              55,742
Conversion of note payable.............               --             363,373
Increase in unrealized gain on
  investment securities................            1,290               1,290
Net loss for the six months ended
  December 31, 1996....................               --          (4,306,140)
                                                --------        ------------
Balance at December 31, 1996                       1,307           5,054,016
                                                --------        ------------
Shares issued in private placements....               --           6,674,647
Stock issued for Superior
  acquisition..........................               --             917,000
Exercise of stock options..............               --               1,125
Issuance of common stock purchase
  warrants.............................               --                 450
Delayed registration penalty...........               --            (328,500)
Stock options and warrants issued for
  service..............................               --             801,034
Stock issued for interest obligation...               --              59,838
Conversions of notes payable...........               --           1,496,353
Conversion of preferred stock..........               --                  --
Stock issued for services..............               --             191,250
Decrease in unrealized gain on
  investment securities................           (1,307)             (1,307)
Net loss for the year ended December
  31, 1997.............................               --         (12,241,278)
                                                --------        ------------
Balance at December 31, 1997...........         $     --        $  2,624,628
                                                ========        ============


          See accompanying notes to consolidated financial statements.

                                 DYNAGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   YEAR ENDED        SIX MONTHS ENDED
                                                  DECEMBER 31,         DECEMBER 31,            YEARS ENDED JUNE 30,
                                                  ------------   -------------------------   -------------------------
                                                      1997          1996          1995          1996          1995
                                                  ------------   -----------   -----------   -----------   -----------
                                                                               (UNAUDITED)
Cash flows from operating activities:
  Net loss......................................  $(12,241,278)  $(4,306,140)  $(1,809,816)  $(6,082,494)  $(3,042,383)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Beneficial conversion feature of convertible
      note......................................           --             --            --       985,075            --
    Stock and stock options issued for
      services..................................      992,284         55,742            --       558,857            --
    Depreciation and amortization...............    1,714,250        129,558        32,440       125,610        64,195
    Amortization and accretion of (discounts)
      premiums on investment securities.........      (10,152)       (31,497)      (19,539)     (134,474)      101,553
    Stock issued for interest obligation........       59,838         79,617            --        37,333            --
    Write-off of patent costs...................           --             --            --        41,852        40,893
    (Increase) decrease in operating assets:
      Accounts receivable.......................     (428,612)      (172,229)      (23,621)      (60,732)       30,518
      Rebates...................................     (215,672)            --            --            --            --
      Inventory.................................   (1,268,351)      (138,583)           --            --            --
      Prepaid expenses and other current
        assets..................................      170,149         12,543       (47,227)      (57,780)       24,121
      Deposits and other assets.................     (211,250)       (90,895)           --            --            --
    Increase (decrease) in operating
      liabilities:
      Accounts payable and accrued expenses.....    4,521,843        142,068        (3,770)      329,858       (77,933)
      Deferred revenue..........................           --        (65,967)     (150,000)     (184,033)      250,000
                                                  ------------   -----------   -----------   -----------   -----------
        Net cash used for operating
          activities............................   (6,916,951)    (4,385,783)   (2,021,533)   (4,440,928)   (2,609,036)
                                                  ------------   -----------   -----------   -----------   -----------
Cash flows from investing activities:
    Purchase of investment securities...........   (1,186,455)    (2,567,445)   (5,937,166)  (29,913,212)   (3,187,379)
    Proceeds from sales and maturities of
      investment securities.....................    4,200,000      9,683,450     5,600,000    24,174,000     5,500,000
    Purchase of wholly-owned subsidiary.........   (6,878,463)      (700,000)           --            --            --
    Purchase of property and equipment..........     (959,224)      (200,370)       (2,874)      (36,020)      (23,339)
    Patent and trademark costs..................     (103,067)            --       (32,867)      (72,611)      (69,293)
    Decrease in deposits........................           --             --            --            --         9,325
    (Increase) decrease in notes receivable.....       75,000       (110,000)           --       (75,000)           --
                                                  ------------   -----------   -----------   -----------   -----------
        Net cash provided by (used for)
          investing activities..................   (4,852,209)     6,105,635      (372,907)   (5,922,843)    2,229,314
                                                  ------------   -----------   -----------   -----------   -----------
Cash flows from financing activities:
  Net proceeds from stock warrants and
    options.....................................        1,125         16,500     3,896,088     3,897,907       129,132
  Net proceeds from private stock placements....    6,775,920             --            --     4,852,561            --
  Net proceeds from debt placements.............    3,326,898             --            --     1,725,295            --
  Net repayments of loan payable -- bank........      524,013             --            --            --            --
  Increase in bank overdraft....................      142,616             --            --            --            --
  Repayment of Superior notes payable...........     (416,667)            --            --            --            --
  Principal payments on capital lease...........           --             --            --            --        (5,824)
                                                  ------------   -----------   -----------   -----------   -----------
        Net cash provided by financing
          activities............................   10,353,905         16,500     3,896,088    10,475,763       123,308
                                                  ------------   -----------   -----------   -----------   -----------
Net change in cash and cash equivalents.........   (1,415,255)     1,736,352     1,501,648       111,992      (256,414)
Cash and cash equivalents at beginning of
  period........................................    2,112,300        375,948       263,956       263,956       520,370
                                                  ------------   -----------   -----------   -----------   -----------
Cash and cash equivalents at end of period......  $   697,045    $ 2,112,300   $ 1,765,604   $   375,948   $   263,956
                                                  ============   ===========   ===========   ===========   ===========
Supplemental cash flow information:
  Interest paid.................................  $   574,300    $        --   $        --   $        --   $       196
Schedule of non cash investing and financing
  activities:
  On June 18, 1997, the Company purchased all of
  the common stock of Superior Pharmaceutical
  Company, Inc. for $15,850,000. In connection
  with the acquisition, non cash financing
  activities, liabilities assumed and goodwill
  and customer lists were as follows:
    Fair value of assets acquired...............  $10,810,660
    Cash paid for common stock..................   (6,250,000)
    Common stock issued and acquisition
      obligation................................   (5,000,000)
    Note payable issued, net of adjustment......   (4,600,000)
    Liabilities assumed.........................   (8,263,478)
                                                  ------------
    Goodwill and customer lists (exclusive of
      other acquisition costs of $694,890)......  $13,302,818
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

                                 DYNAGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business and Basis of Presentation

     The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") and its wholly-owned subsidiaries, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company ("Superior"), which is engaged in the distribution of generic pharmaceuticals BioTrack, Inc. and Apex Pharmaceuticals, Inc. which are developing diagnostic and therapeutic products. All significant intercompany balances and transactions have been eliminated in consolidation. In March 1998, the Company acquired Generic Distributors Limited Partnership which is engaged in the distribution of generic pharmaceuticals. (See Note 13)


  Financial Statement Restatement



     The accompanying financial statements have been restated from those originally issued to reflect a change in accounting for the February 1996 issuance of a convertible note, as described in note 6 to the financial statements. The convertible note could be converted at a discount to the traded market price of the common stock into which the securities are convertible. At the date of issuance, the company did not allocate any portion of the proceeds received to the beneficial discount.



     Subsequently,, the Securities and Exchange Commission announced its position that a beneficial conversion discount on convertible notes should be computed based the quoted market value of the Company's Common Stock and this amount should be recognized as additional interest expense and an addition to paid-in capital.



     The company estimated the amount of the beneficial conversion discount at the date of issuance to be $985,000 and the financial statements have been restated to comply with the accounting treatment described above. A summary of the impact of the restatement on the company's financial statements follows:



PERIOD                                                        AS REPORTED     AS RESTATED
------                                                        ------------    ------------
June 30, 1996:
  Net Loss..................................................  $ (5,097,419)   $ (6,082,494)
                                                              ============    ============
December 31, 1996:
  Additional paid-in capital................................  $ 29,338,794    $ 30,323,869
                                                              ============    ============
  Accumulated deficit.......................................  $(24,315,191)   $(25,300,266)
                                                              ============    ============
December 31, 1997:
  Additional paid-in capital................................  $ 39,137,311    $ 40,122,386
                                                              ============    ============
  Accumulated deficit.......................................  $(36,556,469)   $(37,541,544)
                                                              ============    ============


  Going Concern


     The Company has incurred recurring losses from operations resulting in an accumulated deficit of $37,541,544 and a working capital deficiency of $11,711,296 at December 31, 1997. In addition, the Company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:


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
                                                              ----------
                                                              $8,348,333
                                                              ==========

  Convertible Note Payable


     On February 7, 1996, the Company issued a $2,000,000 convertible note payable in connection with a private placement. The note matured on February 7, 1998 and bears interest at 8% per annum, with interest payable quarterly in cash or the Company's common stock. The note is convertible into shares of common stock at any time at the option of the investor at a rate of 67% of the five-day average of the closing bid price per share of the Company's common stock one trading day prior to the date the notice of conversion is received by the Company. The value of the beneficial conversion feature at the date of issuance, based on the market value of the Company's common stock was approximately, $985,000. This discount has been charged as additional interest expense and added to paid-in capital in the year ended June 30, 1998. The Company may require conversion of the note provided that no event of default shall have occurred and the Registration Statement required to be filed shall be effective. During the six months ended December 31, 1996, $400,000 of the note payable was converted for 41,441 shares of the Company's common stock and $36,627 of related deferred debt financing costs were charged to additional paid-in capital. During the year ended December 31, 1997, $1,065,000 of the note payable was converted for 98,959 shares of the Company's common stock and $79,235 of related deferred debt financing costs were charged to additional paid-in capital.



     Interest expense on the convertible note payable for the year ended December 31, 1997 was $45,640, for the six months ended December 31, 1996 was $74,282 and for the year ended June 30, 1996 was $1,049,074. Amortization expense on deferred debt financing costs for the year ended December 31, 1997 was $36,744, for the six months ended December 31, 1996 was $61,809, and for the year ended June 30, 1996 was $57,230.


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


     DynaGen also issued to the investors warrants to purchase 40,000 shares of common stock of DynaGen at an exercise price of $.10 per share exercisable for five years. In addition, these warrants are subject to put features under certain circumstances. Proceeds of $702,000 from this financing were allocated to the DynaGen stock warrants, based on their estimated fair value. This amount is reflected in the accompanying financial statements as a warrant put liability because the warrants give the holders the choice of a cash settlement under certain conditions. The put allows the holders to sell two-thirds of the warrants to the Company after three years for $667,000, and all of the warrants after five years for $1,500,000 unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value. The Company is accruing the put value of the warrants to their redemption amounts over their respective terms. The stock purchase warrants contain a provision which allows the warrant holder to substitute their warrants for stock purchase

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)


warrant, issued by Superior, unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value. The substitute warrants allow the warrant holders to purchase 15% of Superior's common stock at an exercise price of $.01 per share.


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

                                                                              YEARS ENDED JUNE 30,
                                 YEAR ENDED       SIX MONTHS ENDED    -------------------------------------
                              DECEMBER 31, 1997   DECEMBER 31, 1996         1996                1995
                              -----------------   -----------------   -----------------   -----------------
                                       WEIGHTED            WEIGHTED            WEIGHTED            WEIGHTED
                                       AVERAGE             AVERAGE             AVERAGE             AVERAGE
                                       EXERCISE            EXERCISE            EXERCISE            EXERCISE
                              SHARES    PRICE     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                              ------   --------   ------   --------   ------   --------   ------   --------
Outstanding at beginning of
  period....................  20,800    $8.80     22,000    $8.70     27,000    $7.10     27,000    $7.10
Granted.....................      --       --         --       --         --       --         --       --
Canceled....................      --       --         --       --         --       --         --       --
Exercised...................      --       --     (1,200)    7.50     (5,000)     .50         --       --
                              ------              ------              ------              ------
Outstanding at end of
  period....................  20,800     8.80     20,800     8.80     22,000     8.70     27,000     7.10
                              ======              ======              ======              ======
Exercisable at end of
  period....................  20,800     8.80     20,050     8.90     19,750     8.90     22,850     7.20
                              ======              ======              ======              ======
Reserved for future grants
  at end of period..........      --                  --                  --                  --
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


                                                                        SIX MONTHS ENDED
                                                       YEAR ENDED         DECEMBER 31,      YEAR ENDED
                                                    DECEMBER 31, 1997         1996         JUNE 30, 1996
                                                    -----------------   ----------------   -------------
    Net loss:
      As reported.................................    $(12,241,278)       $(4,306,140)      $(6,082,494)
      Pro forma...................................     (12,555,111)       $(4,489,433)      $(6,131,944)
    Net loss per share:
      As reported.................................    $      (4.48)       $     (1.50)      $     (2.84)
      Pro forma...................................    $      (4.58)       $     (1.66)      $     (2.86)


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


     On March 2, 1998, the Company through its subsidiary, Generic Distributions, Incorporated ("GDI"), completed the acquisition of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, 10,500 shares of Series E Convertible Preferred Stock valued at $1,050,000 and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Stock is convertible beginning 12 months from the closing into shares of the Company's Common Stock at the then-prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's Common Stock commencing 120 days after the closing at then-prevailing market prices. In connection with this transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan carries an interest of LIBOR plus 3%, is payable in quarterly installments of principal and interest and matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2 1/2%. The loans are secured by all of the assets of GDI and

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

Able and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers which provide, among other things, for annual compensation and a signing bonus of 1400 shares of Series F Preferred Stock, convertible into $100,000 of the Company's Common Stock commencing 120 days after the closing.

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

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

15.  QUARTERLY DATA (UNAUDITED)

     Summaries of operating results on a quarterly basis are as follows:


                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,               YEAR ENDED JUNE 30,
                                            YEAR ENDED                 -----------------   -------------------------------------
                                         DECEMBER 31, 1997                   1996                          1996
                               -------------------------------------   -----------------   -------------------------------------
                               FOURTH     THIRD    SECOND     FIRST    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                               QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net product sales............  $6,662     5,572    $1,230    $  457    $  299    $   59    $   70    $   93    $   39    $    19
License fees and royalties...      --        38        50         1         1        --        25        35        25        250
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total revenues...........   6,662     5,610     1,280       458       300        59        95       128        64        269
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Cost of sales................   6,402     4,645     1,255       454       331        25        22        46        21          8
Research and development.....     851       723     1,159       487       332       760     1,230       852       566        470
Selling, general and
  administrative.............   2,525     2,546     1,066     1,475     2,166     1,073       616       880       618        571
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total costs and
      expenses...............   9,778     7,914     3,980     2,416     2,829     1,858     1,868     1,778     1,205      1,049
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Operating loss...............  (3,116)   (2,304)   (2,700)   (1,958)   (2,529)   (1,799)   (1,773)   (1,650)   (1,141)      (780)
Other income, net............  (1,623)     (514)      (95)       69         1        21        74      (923)       57         54
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
    Net loss.................  (4,739)   (2,818)   (2,795)   (1,889)   (2,528)   (1,778)   (1,699)   (2,573)   (1,084)      (726)
Less returns to preferred
  stockholders:
  Beneficial conversion
    feature..................    (486)   (1,229)     (203)       --        --        --      (552)     (313)       --         --
  Dividends paid and
    accrued..................     (96)      (73)      (21)       --        --        --        --        --        --         --
                               -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Net loss applicable to common
  stock......................  $(5,321)  $(4,120)  $(3,019)  $(1,889)  $(2,528)  $(1,778)  $(2,251)  $(2,886)  $(1,084)  $  (726)
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Net loss per share --Basic...  $(1.51)   $(1.27)   $ (.99)   $ (.63)   $ (.88)   $ (.62)   $ (.82)   $(1.11)   $ (.48)   $  (.34)
                               =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Weighted average shares
  outstanding................   3,525     3,246     3,041     2,998     2,897     2,862     2,729     2,606     2,263      2,180
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

                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 1997

Current assets:
  Accounts receivable.......................................  $    14,981
  Notes receivable..........................................      110,000
  Prepaid expenses and other current assets.................      127,270
                                                              -----------
          Total current assets..............................      252,251
                                                              -----------
Property and equipment, net.................................      124,001
                                                              -----------
Other assets:
  Investment in and advances to subsidiaries................   16,869,157
  Patents and trademarks, net of accumulated amortization...      242,315
  Deferred debt financing costs, net of accumulated
     amortization...........................................      359,621
  Deposits and other assets.................................      245,725
                                                              -----------
          Total other assets................................   17,716,818
                                                              -----------
                                                              $18,093,070
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Bank overdraft............................................  $    142,616
  Notes payable.............................................     7,873,333
  Accounts payable..........................................     2,248,184
  Accrued payroll and payroll taxes.........................        42,215
  Acquisition obligation....................................     4,083,000
                                                              ------------
          Total current liabilities.........................    14,389,348
  Warrant put liability.....................................       750,594
  Long term debt............................................       328,500
                                                              ------------
          Total liabilities.................................    15,468,442
                                                              ------------
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
     authorized, 63,522 shares of Series A, B, C and G
     outstanding, (liquidation value $6,348,417): ..........           635
  Common stock, $.01 par value, 75,000,000 shares
     authorized, 4,315,137 shares issued and outstanding....        43,151
  Additional paid-in capital................................    40,122,386
  Accumulated deficit.......................................   (37,541,544)
                                                              ------------
          Total stockholders' equity........................     2,624,628
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
                                                              ============

                                 DYNAGEN, INC.

                     (INFORMATION FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 1995 IS UNAUDITED.)

                       CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997

Cash flows from operating activities:
  Net loss..................................................  $(12,241,278)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Stock and stock options issued for services............       992,284
     Depreciation and amortization..........................     1,582,475
     Accretion of discounts on investment securities........       (10,152)
     Stock issued for interest obligation...................        59,838
     Losses of unconsolidated subsidiaries..................     4,255,070
  (Increase) decrease in operating assets:
     Accounts receivable....................................           (88)
     Prepaid expenses and other current assets..............       146,783
     Deposits and other assets..............................      (218,747)
  Increase in accounts payable and accrued expenses.........     2,612,725
                                                              ------------
          Net cash used for operating activities............    (2,821,090)
                                                              ------------
Cash flows from investing activities:
     Purchase of investment securities......................    (1,186,455)
     Proceeds from maturities of investment securities......     4,200,000
     Investment in and advances to subsidiaries.............   (11,610,269)
     Purchase of property and equipment.....................       (41,765)
     Decrease in notes receivable...........................        75,000
                                                              ------------
          Net cash used for investing activities............    (8,563,489)
                                                              ------------
Cash flows from financing activities
     Net proceeds from stock warrants and options...........         1,125
     Net proceeds from private stock placements.............     6,775,920
     Net proceeds from debt placements......................     2,851,898
     Increase in bank overdraft.............................       142,616
     Repayment of superior notes payable....................      (416,667)
                                                              ------------
          Net cash provided by financing activities.........     9,354,892
                                                              ------------
Net decrease in cash and cash equivalents...................    (2,029,687)
Cash and cash equivalents at beginning of year..............     2,029,687
                                                              ------------
Cash and cash equivalents at end of year....................  $         --
                                                              ============

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Cambridge, Commonwealth of Massachusetts on September 11, 1998.


                                          DYNAGEN, INC.


                                          By:   /s/ DHANANJAY G. WADEKAR

                                            ------------------------------------

                                                    Dhananjay G. Wadekar



                                                  Executive Vice President