Form 10-Q/A
period 1998-06-30
DYNAGEN INC
filed 1998-09-14
CIK 857171

                                     10-Q/A

                               AMENDMENT NO. 1 TO

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


     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant hereby amends its Annual Report on Form 10-Q for the quarter ended June 30, 1998 by amending and restating Items 1 and 6 in their entirety as follows:

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

         On July 31, 1998, the Company signed a contingent settlement agreement with the selling shareholders of Superior which provides for an overall reduction in purchase price of $4,900,000 through waiver of any additional stock or cash payment. If the settlement agreement is finalized, the company will reduce its liabilities to the selling shareholders and reduce the acquired intangible assets by the amount of the settlement. The agreement also provides for, and is contingent upon, a payment of $4,200,000, which represents the remaining amount due on the original selling shareholder notes by September 30, 1998.


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

Item 6.  Exhibits and Reports on Form 8-K

 (a)List of Exhibits:

 The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit
No.      Description of Exhibit
-------  ----------------------

3a       Restated Certificate of Incorporation

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DYNAGEN, INC.



                By: /s/ DHANANJAY G. WADEKER
                    ----------------------------------
                        Dhanenjay G. Wadeker
                        Executive Vice President




Date: September 11, 1998

                                  Exhibit Index

Exhibit
No.       Description of Exhibit
-------- ----------------------

3a        Restated Certificate of Incorporation