Form 10-Q
period 1998-09-30
DYNAGEN INC
filed 1998-11-16
CIK 857171

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED:  September 30, 1998; or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------
Commission File Number 1-11352
                       -------

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


As of November 9, 1998, there were outstanding 27,500,449 shares of common stock, $.01 par value per share.

                                  DYNAGEN, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT



                                TABLE OF CONTENTS



Facing Page                                                             1

Table of Contents                                                       2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.   Financial Statements:
                    Condensed Consolidated Balance Sheets               3
                    Condensed Consolidated Statements of Loss           5
                    Condensed Consolidated Statements of Changes
                     in Stockholders' Equity                            7
                    Condensed Consolidated Statements of
                     Cash Flows                                         8
                    Notes to Unaudited Condensed Consolidated
                     Financial Statements                              10

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                       24

PART II.  OTHER INFORMATION

         Item 2.    Changes in Securities                              32
         Item 3.    Defaults Upon Senior Securities                    32
         Item 5.    Other Information                                  34
         Item 6.    Exhibits and Reports on Form 8-K                   34

SIGNATURES                                                             36





(*) The financial information at December 31, 1997 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                                          ASSETS

                                                                       September 30,             December 31,
                                                                           1998                      1997
                                                                       -------------             ------------
                                                                                                 (As Restated)

Current assets:
         Cash and cash equivalents                                     $     205,426             $    697,045

         Accounts receivable, net of
          allowance for doubtful accounts
          of $42,793 and $43,118                                           3,648,701                3,152,779
         Rebates                                                             628,172                  713,976
         Inventory (Note 3)                                                7,554,576                9,111,324
         Notes receivable                                                    360,000                  110,000
         Prepaid expenses and other
          current assets                                                     112,983                  147,972
                                                                       -------------             ------------
            Total current assets                                          12,509,858               13,933,096
                                                                       -------------             ------------
Property and equipment, net                                                1,760,612                1,772,878
                                                                       -------------             ------------

Other assets:
         Customer lists, net of accumulated
          amortization of $3,488,486 and
          $1,361,200 (Note 2)                                             10,853,132               12,250,800
         Goodwill, net of accumulated
          amortization of $55,021 and
          $22,751 (Note 2)                                                   331,198                  363,468
         Patents and trademarks, net of
          accumulated amortization of
          $102,930 and $89,164                                               272,375                  345,381
         Deferred debt financing costs,
          net of accumulated amortization                                    341,620                  359,621
         Deposits and other assets                                            81,317                  322,870
                                                                       -------------             ------------
            Total other assets                                            11,879,642               13,642,140
                                                                       -------------             ------------
                                                                       $  26,150,112             $ 29,348,114
                                                                       =============             ============



     See accompanying notes to unaudited consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       September 30,             December 31,
                                                                            1998                     1997
                                                                       -------------             ------------
                                                                                                 (As Restated)

Current liabilities:
         Bank overdraft                                                $     551,179             $    142,616
         Notes payable (Note 4)                                            8,815,947                8,348,333
         Loan payable - bank                                               4,385,725                6,584,710
         Accounts payable                                                  4,079,900                6,390,421
         Accrued payroll and
          payroll taxes                                                      244,388                   95,312
         Acquisition obligation (Note 2)                                   4,083,000                4,083,000
                                                                       -------------             ------------
                  Total current liabilities                               22,160,139               25,644,392
         Warrant put liability                                               812,680                  750,594
         Long term debt                                                      578,500                  328,500
                                                                       -------------             ------------
                  Total liabilities                                       23,551,319               26,723,486
                                                                       -------------             ------------

Stockholders' equity (Notes 1 and 2):
         Preferred stock, $.01 par value,
          10,000,000 shares authorized,
          55,781 and 63,522 shares of
          Series A through H outstanding
          (liquidation value $5,582,132 and
          $6,348,417 respectively)                                               558                      635
         Common stock, $.01 par value,
          75,000,000 shares authorized,
          26,388,260 and 4,315,137 shares
          issued and outstanding
          respectively                                                       263,883                   43,151
         Additional paid-in capital                                       46,851,457               40,122,386
         Accumulated deficit                                             (44,517,105)             (37,541,544)
                                                                       -------------             ------------
                  Total stockholders' equity                               2,598,793                2,624,628
                                                                       -------------             ------------
                                                                       $  26,150,112             $ 29,348,114
                                                                       =============             ------------


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    -----------------------------------------
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                       ---------------------------------------
                                                                       September 30,             September 30,
                                                                           1998                      1997
                                                                       -------------             -------------
Revenues:
         Product sales                                                 $  20,009,036             $   7,355,636
         Fees and Royalties                                                      553                    88,744
                                                                       -------------             -------------
          Total revenues                                                  20,009,589                 7,444,380
                                                                       -------------             -------------

Costs and expenses:
         Cost of sales                                                    17,145,156                 7,352,213
         Research and development                                            430,774                 2,369,821
         Selling, general and
          administrative                                                   8,437,873                 4,795,008
                                                                       -------------             -------------
          Total costs and expenses                                        26,013,803                14,517,042
                                                                       -------------             -------------
          Operating loss                                                  (6,004,214)               (7,072,662)
                                                                       -------------             -------------

Other income (expense):
         Investment income, net                                              297,894                   112,170
         Interest expense                                                   (902,256)                 (581,025)
         Warrant put expense                                                 (62,086)                  (23,821)
         Amortization of debt
          financing costs                                                   (304,900)                  (47,366)
                                                                       -------------             -------------
          Other income (expense), net                                       (971,348)                 (540,042)
                                                                       -------------             -------------
          Net loss                                                        (6,975,561)               (7,612,704)

Less, returns to preferred stockholders:
         Beneficial conversion feature                                       570,198                 1,432,000
         Dividends paid and accrued                                          126,006                    94,000
                                                                       -------------             -------------
Net loss applicable to common stock                                    $  (7,671,765)            $  (9,138,704)
                                                                       =============             =============
Net loss per share - basic                                             $       (0.45)            $       (2.95)
                                                                       =============             =============
Weighted average shares outstanding                                       17,023,765                 3,095,982
                                                                       =============             =============


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    -----------------------------------------
                                   (Unaudited)



                                                                                 Three Months Ended
                                                                       ---------------------------------------
                                                                       September 30,             September 30,
                                                                           1998                      1997
                                                                       -------------             -------------
Revenues:
         Product sales                                                 $   6,617,614             $   5,571,779
         Fees and Royalties                                                      188                    38,086
                                                                       -------------             -------------
          Total revenues                                                   6,617,802                 5,609,865
                                                                       -------------             -------------

Costs and expenses:
         Cost of sales                                                     6,076,656                 4,644,546
         Research and development                                            110,487                   723,143
         Selling, general and
          administrative                                                   3,206,820                 2,546,360
                                                                       -------------             -------------
          Total costs and expenses                                         9,393,963                 7,914,049
                                                                       -------------             -------------
          Operating loss                                                  (2,776,161)               (2,304,184)
                                                                       -------------             -------------

Other income (expense):
         Investment income, net                                              143,283                     3,136
         Interest expense                                                   (222,507)                 (464,538)
         Warrant put expense                                                  (9,975)                  (23,821)
         Amortization of debt
          financing costs                                                   (235,609)                  (28,995)
                                                                       -------------             -------------
          Other income, (expense), net                                      (324,808)                 (514,218)
                                                                       -------------             -------------
          Net loss                                                        (3,100,969)               (2,818,402)

Less, returns to preferred stockholders:
         Beneficial conversion feature                                       245,156                 1,229,000
         Dividends paid and accrued                                           28,357                    73,000
                                                                       -------------             -------------
Net loss applicable to common stock                                    $  (3,374,482)            $  (4,120,402)
                                                                       =============             =============
Net loss per share - basic                                             $       (0.14)            $       (1.27)
                                                                       =============             =============
Weighted average shares outstanding                                       24,589,980                 3,246,312
                                                                       =============             =============

     See accompanying notes to unaudited consolidated financial statements.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        Nine Months Ended September 30, 1998 and 1997 (Unaudited)

                                                   COMMON STOCK              PREFERRED STOCK      ADDITIONAL
                               COMPREHENSIVE  ---------------------       --------------------    PAID-IN
                                  INCOME        SHARES       AMOUNT       SHARES        AMOUNT    CAPITAL
                               -------------  ----------     ------       -------       ------    ------------
Balance at
 December 31, 1996                  -         2,910,623    $ 29,106        -          $ -          $29,338,794
Shares issued in private
 placements                         -           147,500       1,475        60,950          610       5,838,665
Stock issued for
 Superior acquisition               -           166,667       1,667        -            -            4,998,333
Exercise of stock options           -               150           2        -            -                1,123
Issuance of common stock
 purchase warrants                  -            -           -             -            -                  450
Stock options issued for
 services                           -            -           -             -            -              728,145
Stock issued for interest
 obligation                         -             3,863          39        -            -               49,099
Conversion of note payable          -            98,959         990        -            -              984,775
Conversion of Preferred
 Stock and dividend                 -            23,249         233          (800)          (8)           (225)
Net loss                       $(7,612,704)      -           -             -            -               -
Decrease in unrealized
 gain on investment
 securities                         (1,307)      -           -             -            -               -
                               -----------   ----------    --------     ---------   ----------     -----------
Balance at
 September 30, 1997            ($7,614,011)   3,351,011    $ 33,510        60,150          602     $41,939,161
                               ===========   ==========    ========     =========   ==========     ===========

Balance at December 31, 1997
 (As Restated)                                4,315,137    $ 43,151        63,522   $      635     $40,122,386
Stock issued for GDI
 acquisition                                     -           -             12,000          120       1,199,880
Shares issued in private
 placements                                      -           -             34,000          340       3,251,698
Stock issued for services                     1,562,671      15,626        -            -              655,585
Employee stock & stock options
granted for services                            300,000       3,000        -            -              128,400
Issuance of common stock
 purchase warrants                               -           -             -            -              182,500
Common stock issued
 for interest                                   416,167       4,162        -            -              139,528
Conversion of note payable
 to preferred stock                              -           -              4,500           45         449,955
Delayed registration
 penalty                                         -           -             -            -             (175,000)
Conversion of note payable
 into common stock                            1,798,526      17,986        -            -              412,014
Conversion of family loans                    1,560,000      15,600        -            -              179,400
Conversion of preferred
 stock                                       16,435,759     164,358       (58,241)        (582)       (163,777)
Adjustment due to change in
 ownership of former subsidiary                  -           -             -            -              468,888
Net loss                         6,975,561       -           -             -            -               -
                               -----------    ----------    --------    ---------    ----------    -----------
Balance at
 September 30, 1998              6,975,561    26,388,260    $263,883       55,781    $      558    $46,851,457
                               ===========    ==========    ========    =========    ==========    ===========

                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 Nine Months Ended September 30, 1998 and 1997 (Unaudited)(Continued)

                                              ACCUMULATED
                                              OTHER
                                ACCUMULATED   COMPREHENSIVE
                                DEFICIT       INCOME       TOTAL
                                ------------- ----------   -----------
Balance at
 December 31, 1996              $ (24,315,191) $   1,307   $ 5,054,016
Shares issued in private
 placements                            -          -          5,840,750
Stock issued for
 Superior acquisition                  -          -          5,000,000
Exercise of stock options              -          -              1,125
Issuance of common stock
 purchase warrants                     -          -                450
Stock options issued for
 services                              -          -            728,145
Stock issued for interest
 obligation                            -          -             49,138
Conversion of note payable             -          -            985,765
Conversion of Preferred
 Stock and dividend                                             -
Net loss                           (7,612,704)    -         (7,612,704)
Decrease in unrealized
 gain on investment
 securities                            -          (1,307)       (1,307)
                                 ------------ ----------   -----------

Balance at
 September 30, 1997             $ (31,927,895) $  -        $10,045,378
                                ============= ===========   ==========

Balance at December 31, 1997
 (As Restated)                  $ (37,541,544) $  -        $ 2,624,628
Stock issued for GDI
 acquisition                           -          -          1,200,000
Shares issued in private
 placements                            -          -          3,252,038
Stock issued for services              -          -            671,212
Employee stock & stock options
granted for services                   -          -            131,400
Issuance of common stock
 purchase warrants                     -          -            182,500
Common stock issued
 for interest                          -          -            143,690
Conversion of note payable
 to preferred stock                    -          -            450,000
Delayed registration
 penalty                               -          -           (175,000)
Conversion of note payable
 into common stock                     -          -            430,000
Conversion of family loans             -          -            195,000
Conversion of preferred
 stock                                 -          -             -
Adjustment due to change in
 ownership of former subsidiar                                 468,888
Net loss                           (6,975,561)    -         (6,975,561)
                                 ------------- -----------   ----------
Balance at
 September 30, 1998              ($44,517,105)$   -         $2,598,793
                                 ============ ===========   ==========

     See accompanying notes to unaudited consolidated financial statements.

                                       7

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                       ---------------------------------------
                                                                       September 30,             September 30,
                                                                           1998                      1997
                                                                       -------------             -------------
Cash flows from operating activities:
         Net loss                                                      $ (6,975,561)             $  (7,612,704)
         Adjustments to reconcile
          net loss to net cash used for
           operating activities:
                  Employee stock and stock
                   option grants                                            131,400                        -
                  Depreciation and amortization                           2,346,105                    549,195
                  Stock options and warrants issued
                   for services                                             853,712                    728,145
                  Amortization and accretion
                   of (discounts) premiums on
                   investment securities                                        -                      (10,152)
                  Stock issued for
                   interest obligation                                      143,690                     49,138
                  Write-off of patent costs                                  97,076                        -

         (Increase) decrease in operating assets:
                  Accounts receivable                                       259,332                   (390,132)
                  Rebates                                                    85,804                    112,982
                  Inventory                                               2,608,532                   (358,105)
                  Prepaid expenses and
                   other current assets                                     157,969                        -
                  Deposits and other assets                                 226,944                   (128,876)
                  Notes receivable                                         (250,000)                       -

         Increase (decrease) in operating liabilities:
                  Accounts payable and
                   accrued expenses                                      (2,636,119)                 2,315,208
                                                                      -------------              -------------
                  Net cash used for
                   operating activities                                  (2,951,116)                (4,745,301)
                                                                      -------------              -------------
Cash flows from investing activities:
         Acquisition of Superior                                                -                   (6,878,463)
         Acquisition of GDI                                                (756,406)                      -
         Purchase of investment securities                                      -                   (1,186,455)
         Proceeds from sales and maturities
          of investment securities                                              -                    4,200,000
         Purchase of property and equipment                                  38,673                   (783,268)
         Increase in deposits                                                   -                     (200,000)
         Increase in deferred financing and
          acquisition costs                                                 (50,000)                       -
                                                                      -------------              -------------
                  Net cash provided (used) by
                   investing activities                                    (767,733)                (4,848,186)
                                                                      -------------              -------------


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
           -----------------------------------------------------------
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                       ---------------------------------------
                                                                       September 30,             September 30,
                                                                           1998                      1997
                                                                       -------------             -------------
Cash flows from financing activities:
         Net proceeds on exercise of stock
          warrants and options                                         $         -               $       1,125
         Net proceeds from issuance of
          common stock and warrants                                              -                     854,250
         Net proceeds from preferred stock                                 3,252,038                 5,790,052
         Proceeds from bank loan                                           1,214,280                       -
         Net proceeds from private
          debt placements                                                  1,200,000                 2,696,898
         Increase in deferred
          financing costs                                                        -                    (419,002)
         Net repayments of loan
          payable-bank                                                   (2,430,984)                (1,837,833)
         Repayments of long-term debt                                      (416,667)                  (416,667)
         Increase in bank overdraft                                         408,563                    844,509
                                                                       ------------              -------------
                  Net cash provided by
                   financing activities                                   3,227,230                  7,513,332
                                                                       ------------              -------------
Net change in cash and cash equivalents                                    (491,619)                (2,080,155)

Cash and cash equivalents,
 beginning of period                                                        697,045                  2,112,300
                                                                       ------------              -------------
Cash and cash equivalents,
 end of period                                                         $    205,426              $      32,145
                                                                       ============              =============

Supplemental cash flow information:
Conversion of preferred stock
 into common stock                                                     $    164,358              $       2,325
Common stock issued for
 convertible note payable                                              $    430,000              $   1,065,000
Conversion of related party loans                                      $    195,000                        -
Conversion of note payable
 to preferred stock                                                    $    450,000                        -
Debt issued for delayed
 registration penalty                                                  $    262,500
Interest paid                                                          $    633,013              $     549,527

Schedule of non-cash investing and financing activities:
On June 18, 1997 the Company purchased all of the common stock of Superior Pharmaceutical Company, Inc. for
$16,250,000. In connection with the acquisition, non-cash financing activities, liabilities assumed and goodwill were as follows:

Fair value of assets acquired                                                                       10,913,834
Cash paid for common stock                                                                          (6,250,000)
Common stock issued                                                                                 (5,000,000)
Note payable issued                                                                                 (5,000,000)
Liabilities assumed                                                                                 (8,263,477)
                                                                                                 -------------
Goodwill and customer list (exclusive of
 other acquisition cost of $694,890.00)                                                          $  13,599,644
                                                                                                 =============

March 2, 1998, the Company purchased the net
assets of GDLP for $2,350,000. In connection
with the acquisition, non-cash financing activities,
liabilities assumed and customer lists were as
follows:  fair value of assets acquired                                                          $   2,375,274
Cash paid                                                                                           (1,200,000)
Preferred stock issued                                                                              (1,150,000)
Liabilities assumed                                                                                   (658,274)
                                                                                                 -------------
Customer lists (exclusive of other
acquisition costs of $96,628)                                                                    $     633,000
                                                                                                 =============


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
          -------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS AND BASIS OF PRESENTATION
         ----------------------------------

         The consolidated financial statements include the accounts of DynaGen, Inc. (the Company) and its wholly-owned subsidiaries, Able Laboratories, Inc.
(Able), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company (Superior) and Generic Distributors Incorporated (GDI), which are engaged in the distribution of generic pharmaceuticals, and Apex Pharmaceuticals, Inc., which is developing therapeutic products. The consolidated financial statements no longer include the accounts of BioTrack for the reason described below. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. All significant intercompany balances and transactions have been eliminated in consolidation. In March 1998, the Company acquired Generic Distributors Limited Partnership which is engaged in the distribution of generic pharmaceuticals. (See Note 2).

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

         The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

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

         FINANCIAL STATEMENT RESTATEMENT
         -------------------------------

         The accompanying financial statements have been restated from those originally issued to reflect a change in accounting for the February 1996 issuance of a convertible note, as described in Note 6 to the December 31, 1997 financial statements. The convertible note could be converted at a discount to the traded market price of the common stock into which the securities are convertible. At the date of issuance, the company did not allocate any portion of the proceeds received to the beneficial discount.

         Subsequently, the Securities and Exchange Commission announced its position that a beneficial conversion discount on convertible notes should be computed based on the quoted market value of the Company's Common Stock and this amount should be recognized as additional interest expense and an addition to paid-in capital.

         The Company estimated the amount of the beneficial conversion discount at the date of issuance to be $985,000 and the financial statements have been restated to comply with the accounting treatment described above. A summary of the impact of the restatement on the Company's financial statements follows:

Period                                    As Reported          As Restated
------                                    -----------          -----------

December 31, 1997:
 Additional paid-in capital               $ 39,137,311         $ 40,122,386
 Accumulated deficit                      $(36,556,469)        $(37,541,544)

         REVERSE STOCK SPLIT
         -------------------

         On March 4, 1998 the Company's Stockholders approved a 1 for 10 reverse stock split of the common shares. All common stock information presented herein has been retroactively adjusted to reflect the reverse stock split.


         USE OF ESTIMATES
         ----------------

         In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

significant change in the near term relate to the carrying values of rebates receivable and intangible assets, the valuation of equity instruments issued by the Company and the amount of obligations due as a result of defaults on certain debt obligations. Actual results could differ from those estimates.

         REBATES
         -------

         Rebates represent incentives provided by pharmaceutical suppliers to the distributors based on purchases. Management has estimated its rebates based upon agreements and purchases during the year. Actual rebates could be different due to market volatility and whether the Company continues to use these suppliers.

         INVENTORY
         ---------

         Inventory is valued at the lower of average cost or market on a first-in first-out (FIFO) method.

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment are stated at cost. Depreciation expense is provided over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the life of the related lease term.

         CUSTOMER LISTS AND GOODWILL
         ---------------------------

         Customer lists and goodwill are being amortized over estimated lives of five and fifteen years, respectively. (See Note 2.)

         REVENUE RECOGNITION
         -------------------

         Revenues from product sales are recognized when products are shipped. Revenues from license fees and royalties are recognized as the terms of the agreements are met.

         EARNINGS PER SHARE
         ------------------

         In February 1997, FASB issued SFAS No. 128, Earnings per Share, which requires that earnings per share be calculated on a basic and a dilutive basis. Basic earnings per share represents

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. The Statement is effective for interim and annual periods ending after December 15, 1997, and requires the restatement of all prior-period earnings per share data presented. Accordingly, the Company has restated all earnings per share data presented herein.

         For the three and nine months ended September 30, 1998 and 1997 options, warrants and put warrants, were anti-dilutive and excluded from the diluted earnings per share computations.

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

         COMPREHENSIVE INCOME
         --------------------

         In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted these disclosure requirements in the first quarter of 1998 and has presented comparative disclosure for the nine monthes ended September 30, 1997. There is no other comprehensive income for the nine months ended September 30, 1998.

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

2.       BUSINESS ACQUISITIONS

         SUPERIOR PHARMACEUTICAL COMPANY
         -------------------------------

         On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three year secured promissory notes and 166,667 shares of it's common stock with a guaranteed value of $5,000,000. The secured promissory notes were subsequently reduced by $400,000 due to a deficiency in the required net worth of Superior as of the acquisition date. DynaGen is obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock after twelve months if its common stock is not trading at an average of at least $30.00 per share for 10 consecutive trading days. The merger agreement provides further that DynaGen shall pay to the former Superior stockholders the difference between $5,000,000 and the current aggregate market value of the shares issued to the former Superior stockholders. DynaGen is obligated to register the shares within eleven months after the closing of the acquisition. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000. The former shareholders of Superior, who remain as senior management at Superior, may also receive certain incentive payments based on Superior's performance during the three years following the closing of the acquisition. Any such payments will be charged to expense when incurred. DynaGen contributed $1,750,000 in additional capital to Superior immediately following the closing.

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

         The Superior acquisition has been accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

estimated fair values at the date of acquisition. The Company allocated $13,612,000 of the purchase price to customer lists based on an independent appraisal, which is being amortized on a straight-line basis over five years. Amortization of customer lists amounted to $2,041,800 for the nine months ended September 30, 1998. In addition, the Company recorded goodwill of $386,219, which is being amortized on a straight-line basis over 15 years. Amortization expense for the nine months ended September 30, 1998 was $19,362.

         GENERIC DISTRIBUTORS, INC.
         --------------------------

         On March 2, 1998, the Company through its subsidiary, Generic Distributions, Incorporated (GDI), completed the acquisition of substantially all of the assets and liabilities of Generic Distributors Limited Partnership
(GDLP), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, and $1,050,000 in Series E Convertible Preferred Shares and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Shares are convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's Common Stock commencing 120 days after the closing. In connection with the transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan carries interest of LIBOR plus 3%, is payable in quarterly installments of principal and interest and matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2-1/2%. The loans are secured by all of the assets of GDI and the Company's subsidiary, Able Laboratories, Inc., and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers which provide, among other things, for annual compensation and a signing bonus of 1,500 shares of Series F Preferred Stock, convertible into $100,000 of the Company's Common Stock commencing 120 days after the closing.

         The GDI acquisition has been accounted for as a purchase. The results of operations of GDI have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $729,618

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

of the purchase price to customer lists, based on an independent appraisal, which is being amortized on a straight line basis over five years. Amortization of customer lists amounted to $85,486 for the nine months ended September 30, 1998.

         Unaudited proforma consolidated operating results for the Company, assuming the acquisitions of Superior and GDI had been made as of the beginning of the most recent fiscal year for each of the periods presented, are as follows:

                                             Nine Months Ended
                                             -----------------
                                September 30, 1998      September 30, 1997
                                ------------------      ------------------

      Revenues                     $21,903,312             $25,010,420
      Net loss                      (7,562,796)            (10,259,021)
      Net loss per share                 (0.44)                 (3.32)

                                            Three Months Ended
                                            ------------------
                                September 30, 1998      September 30, 1997
                                ------------------      ------------------

      Revenues                     $ 7,330,802             $ 7,905,244
      Net loss                      (3,274,585)             (4,505,311)
      Net loss per share                 (0.13)                  (1.45)

         The unaudited proforma information is not necessarily indicative either of the actual results of operations that would have occurred had the purchases been made as of the beginning of each of the fiscal periods presented or of future results of operations of the combined companies.

3.       INVENTORY

         Inventory consists of the following:

                                           September 30,          December 31,
                                           -------------          ------------
                                               1998                   1997
                                               ----                   ----

         Raw materials                      $  453,893             $  311,166
         Work-in-progress                      224,870                136,240
         Finished goods                      6,875,813              8,663,918
                                            ----------             ----------
                                            $7,554,576             $9,111,324
                                            ==========             ==========

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

4.       DEBT

         Notes payable consist of the following:

                                          September 30,         December 31,
                                          -------------         ------------
                                              1998                  1997
                                              ----                  ----

         Convertible note payable          $  535,000            $  535,000
         Bridge loans                         300,000               630,000
         Notes payable - Superior
          acquisition                       3,766,667             4,183,333
         Secured debt - Fleet Bank          1,214,280                  -
         Senior subordinated debt           3,000,000             3,000,000
                                           ----------            ----------
                                           $8,815,947            $8,348,333

5.       SUBSEQUENT EVENTS

         In October 1998, the Company, through its Able Laboratories, Inc. subsidiary (Able), refinanced its existing short-term financing agreement with Porter Capital with a short-term financing agreement with K&L Financial, Inc. (K&L) whereby Able will finance its outstanding accounts receivable through K&L. K&L will advance funds equal to 80% of invoice value upon receipt of invoices from Able. Upon payment in full from Able's customers, K&L will remit the balance due Able less K&L's net charge of 1% per each 10 days outstanding. K&L has the right to reject any or all accounts receivable tendered from Able. No assurance can be given that K&L will accept any or all of Able's outstanding accounts receivable. The term of this agreement is twelve months.

         In October, 1998, the Company, through its Able Laboratories, Inc. subsidiary (Able), refinanced its existing machinery & equipment financing agreement with Porter Capital with a machinery & equipment financing agreement with Triple L, Ltd. (Triple L). Net proceeds from this refinancing totalled $303,500.

         In November 1998, the Company's Executive Vice President, who is also a director, invested $50,000 in the Company and purchased shares of BioTrack, Inc. owned by the Company. Also, in connection with the subordinated loan of $150,000 by the spouse of the Chief Executive Officer and Chairman of the Company, the Company transferred shares of BioTrack, Inc. to the investor.

         On November 5, 1998, the Company accepted the resignation of Indu A. Muni, Ph.D. as President, Chief Executive Officer, Treasurer and Director. On November 6, 1998, Mr. C. Robert Cusick, who had been serving since May 1998 as Chairman of the board of directors, was appointed Chief Executive Officer of the Company.

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. Except for historical information contained herein, the matters discussed below contain potential risks and uncertainties, including, without limitation, risks related to the Company's ability to successfully develop, test, produce and market its proposed products; obtain governmental approvals in a timely manner; identify and attract marketing partners to help commercialize the Company's products; attract and retain key employees; obtain meaningful patent protection or otherwise over the Company's proprietary technology; protect itself from product liability risks or limitations imposed due to potential health care reform; raise capital for future operations and commercialization of its products; integrate the products and personnel the Company acquired in the acquisition of Able Laboratories, Inc., Superior and GDI, and successfully respond to technological changes in the marketplace. Specifically, regulatory approvals of the Company's products are subject to factors beyond the Company's control, and there can be no assurance that such approvals will not be delayed or ultimately denied. The Company will need to attract marketing partners in order to exploit its products, and there can be no assurance that the Company will be successful in attracting such partners.



                             SPECIAL CONSIDERATIONS

         During the nine months ended September 30, 1998, DynaGen, Inc. ("DynaGen" or the "Company") experienced continued losses from operations and substantial and continuing dilution to existing stockholders due to the below market conversion features of convertible securities sold by the Company. The following special considerations should be carefully noted by the reader:

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

FINANCIAL CONDITION OF THE COMPANY
----------------------------------

         For the three months ended September 30, 1998, the Company incurred net losses of approximately $3,100,969. As of September 30, 1998, the Company had approximately $205,426 in cash and cash equivalents and a net worth of $2,598,993. The Company's current liabilities, as of such date, aggregated $22,160,139. The Company expects its operating cash needs for the next twelve months to be approximately $6,000,000. The Company does not presently have adequate cash from operations to meet these needs. In order to meet its needs for cash to fund its operations, the Company must obtain additional financing and renegotiate the terms of its current arrangements with creditors. The Company is presently in default under a number of its arrangements, agreements and instruments with creditors, with the result that the Company's obligations under such agreements and instruments may be accelerated.

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

COMPANY'S COMMON STOCK DELISTED FROM NASDAQ STOCK MARKET
--------------------------------------------------------

         On October 7, 1998 the Company was informed by the NASDAQ Stock Market that the Company's Common Stock does not meet the applicable listing requirement and is therefore delisted as of the end of the day. The Company continues to trade on the Boston Stock Exchange and the OTC Bulletin Board. The delisting could have a material adverse effect on the liquidity of the Common Stock and on the Company's ability to raise capital necessary for the Company's continued operations.

ADVERSE CONSEQUENCES ASSOCIATED WITH THE OBLIGATION TO ISSUE A
--------------------------------------------------------------
SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK UPON CONVERSION OF
---------------------------------------------------------------
CONVERTIBLE SECURITIES
----------------------

         The Company is obligated to issue a substantial number of shares of Common Stock upon the conversion or exercise of its

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

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

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                                    OVERVIEW

         The Company develops and markets generic and specialty products. The Company has changed its focus from being a development and licensing company to building a business focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals. The Company is implementing this strategy through the acquisition of businesses, technologies and products as well as through internal product development. In August 1996, the Company acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, the Company has purchased all of the outstanding shares of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceuticals. In March 1998, the Company, through its wholly-owned subsidiary, Generic Distributors Incorporated ("GDI"), completed the acquisition of Generic Distributors Limited Partnership ("GDI").

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

                              RESULTS OF OPERATIONS

Three Month Period Ended September 30, 1998 as Compared With the
----------------------------------------------------------------
Three Month Period Ended September 30, 1997
-------------------------------------------

         Revenues for the three month period ended September 30, 1998 were $6,617,802 versus $5,609,865 for the period ended September 30, 1997. The increase of $1,007,937 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Superior (acquired in June
1997) and GDI (acquired in March 1998).

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         Cost of product sales was $6,076,656, or 92% of product sales for the three-month period ended September 30, 1998 compared to $4,644,546, or 83% of product sales for the three month period ended September 30, 1997 due to increased sales of the newly acquired subsidiary, GDI.

         Research and development expenses for the three month period ended September 30, 1998 were $110,487 versus $723,143 for the three month period ended September 30, 1997. 1997 R&D expenses were primarily the result of the NicErase(R)-SL Phase 3 clinical trials, now concluded, and the NicErase(R)-SL development program which has been discontinued. The Company is currently developing several generic versions of branded pharmaceuticals to support its generic drug business.

         Selling, general and administrative expenses for the three month period ended September 30, 1998 were $3,206,820 versus $2,546,360 for the three month ended September 30, 1997. The increase is primarily due to GDI's selling, general and administrative expenses.

         Investment income was $143,283 for the three months ended September 30, 1998 as compared to $3,136 for the three month period ended September 30, 1997. The increase is due to forgiveness of debt. Interest and financing expenses of $468,091 for the three month period ended September 30, 1998, compared to $517,354 for the three month period ended September 30, 1997, relate primarily to private placements of equity as well as private debt financing for the Superior and GDI acquisitions.

Nine Month Period Ended September 30, 1998 as Compared With the
---------------------------------------------------------------
Nine Month Period Ended September 30, 1997
------------------------------------------

         Revenues for the nine month period ended September 30, 1998 were $20,009,589 versus $7,444,380 for the period ended September 30, 1997. The increase of $12,565,209 is primarily the result of product sales by the Company's wholly-owned generic pharmaceutical subsidiaries, Superior (acquired in June 1997) and GDI (acquired in March 1998).

         Cost of product sales was $17,145,156, or 86% of product sales for the nine month period ended September 30, 1998 compared to $7,352,213, or 99% of product sales.

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

         Research and development expenses for the nine month period ended September 30, 1998 were $430,774 versus $2,369,821 for the nine month period ended September 30, 1997. 1997 R&D expenses were primarily the result of the NicErase(R)-SL Phase 3 clinical trials, now concluded, and the NicErase(R)-SL development program which has been discontinued. The Company is currently developing several generic versions of branded pharmaceuticals to support its generic drug business.

         Selling, general and administrative expenses for the nine month period ended September 30, 1998 were $8,437,873 versus $4,795,008 for the nine months ended September 30, 1997. The $3,642,865 increase is primarily due to Superior's selling, general and administrative expenses of $3,150,000.

         Investment income was $297,894 for the nine months ended September 30, 1998 as compared to $112,170 for the nine month period ended September 30, 1997 primarily due to the sale of BioTrack stock. Interest and financing expenses of $1,269,242 for the nine month period ended September 30, 1998, compared to $652,212 for the nine month period ended September 30, 1997, relate primarily to private placements of equity as well as private debt financing for the Superior and GDI acquisitions.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had a working capital deficit of $9,650,281, compared to working capital deficit of $11,711,296 at December 31, 1997. Cash was $205,426 at September 30, 1998 compared to $697,045 at December 31, 1997. Working capital was used primarily to fund the Company's operating losses, including approximately $1,660,000 of operating losses of its Able subsidiary. The Company expects its cash needs for the next 12 months to be approximately $6,000,000. Of this amount, approximately $2,000,000 is expected to be general and administrative and approximately $4,000,000 is expected to be for working capital. The Company expects to generate the needed cash through additional financing activities.

         In June 1997, the Company completed the acquisition of Superior Pharmaceutical Company, of Cincinnati, OH, for a purchase price of $16.25 million in cash, notes and stock. The Company guaranteed that the selling shareholders would receive at least $5,000,000 in the stock value as of June 1998. The agreement provided that the Company make up any shortfall in this guaranteed

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

stock value through the issuance of additional stock and cash. See "Special Considerations - Contingent Obligation with Respect to Superior Acquisition." The Company financed this acquisition by issuing Series A and Series B Preferred Shares for proceeds of $6,100,000 and subordinated debt of $3,000,000 obtained from two institutional lenders. The Company also invested $1,750,000 in Superior towards working capital as required by the secured lender. Superior has a $9,000,000 secured revolving facility through Huntington National Bank, of Cincinnati, OH.

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

         On July 31, 1998, the Company entered into a contingent settlement agreement with the selling shareholders of Superior which provides for an overall reduction in purchase price of $4,900,000 through waiver of any additional stock or cash payment. The agreement also provides for, and is contingent upon, a payment of $3,800,000, which represents the remaining amount due on the original selling shareholder notes, by September 30, 1998. There can be no assurance that the Company will be able to obtain financing to meet the obligations to pay the selling shareholders.

         The Company continues to operate its Able Laboratories, Inc. manufacturing facility for manufacture and distribution of generic drugs. Able has a working capital deficit and management expects Able will require

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

approximately $4,000,000 in the next 12 months to continue operations. No assurance can be given that such financing will be available upon reasonable terms.

         The Company's private placement of Series A and Series B Preferred Stock allowed investors to convert into shares of common stock at a floating discount to the market of approximately 25%. The stock price was depressed due to below-market conversions and selling of common shares by the holders of Series A and Series B Preferred Stock. This investment, along with the outlicensing of the Company's lead product, NicErase(R)-SL, and continued losses at both DynaGen and Able, resulted in a severe negative impact on the Company's stock price. As a result, the Company reached its limit of 75,000,000 authorized shares. On March 4, 1998, the Company held a special meeting of stockholders and approved a one for ten reverse split of its outstanding shares. As a result, at the effective date of the reverse split, March 10, 1998, 75,000,000 shares of common stock, $0.01 par value per share, were authorized, and approximately 7,500,000 were issued and outstanding. As of November 9, 1998, there were 27,500,449 shares of Common Stock outstanding. This increase is primarily due to conversions of preferred stock.

         Management has initiated intensive reviews of its operations and is implementing plans to cure defaults, raise additional equity, and improve the liquidity and cash resources for general working capital purposes. Specifically, at the corporate level, the Company has discontinued all R&D activity either through terminating the programs or outlicensing the products to other companies. The Company's lead product to date, NicErase(R)-SL, has been licensed to Nastech Pharmaceutical, of Hauppauge, NY. The Company has reduced its workforce by approximately 40 employees through termination and attrition. The Company has sublet approximately 8,000 square feet of its Cambridge, MA headquarters and is also negotiating to sublease all or part of the remaining space in that facility to further reduce its overhead expenses. In 1998, management expects to maintain a staff of approximately seven full-time and four part-time employees to manage the corporate functions of the Company. Management is also actively reviewing every cost center for further cost reductions.

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

                                  DYNAGEN, INC.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

Management has actively initiated programs to increase sales of Able's products to existing customers and is seeking to bring back customers Able has lost over the past two years. The Company is also renegotiating its development agreement with Kali Laboratories to minimize further cash outlays for product development. The Company has also received offers from a service contractor for clinical testing in return for deferred compensation, warrants and royalty payments on new products. The Company has also initiated a modest internal R&D program at Able to develop prescription drugs which do not require FDA approval. These so-called "grandfathered" products are expected to generate revenues by June 1999.

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

         To date, the Company has met substantially all of its requirements for capital through the sale of its securities. The negative impact of the events in 1997 has severely limited the Company's ability to raise further capital in a conventional sale of its securities. The Company plans to raise capital in order to finance the working capital requirements. There can be no assurance that the Company will be able to secure additional financing or that such financing will be available on favorable terms. Between April 30, 1998 and October 31, 1998, the Company raised $2,000,000 through the sale of convertible preferred stock, $450,000 in Limited Recourse Notes, and $700,000 through factoring and leasing arrangements.

         Management believes that such financing will create additional common shares in the market and could result in further depression of the stock price, making it even more difficult to raise capital. Therefore, the Company intends to seek financing primarily from sources who will be long-term investors. In view of the Company's current stock price and its financial condition, it is exceedingly difficult to find such investors. However, the Company has had limited and preliminary discussions with investors and believes that additional financing could become available over the next several weeks. The Company plans to use the interim financing for general working capital, partial payment to its creditors and the limited internal R&D program at Able.

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

YEAR 2000
---------

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

                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION
          -------------------------------------------------------------

Item 2.           Changes in Securities
                  ---------------------

                  a.       Not applicable.

                  b.       Not applicable.

                  c. Sales of Unregistered Securities - In the three months ended September 30, 1998 the Company sold the following securities:

                           On July 22, 1998, the Company sold 4,750 shares of Series H Convertible Preferred Stock to an unafilliated accredited investor in a private placement. The Company received aggregate proceeds of $475,000 from the sale.

                           On August 26, 1998, the Company issued a Warrant to purchase 150,000 shares of Common Stock to Michael Sorrell, a former director of the Company, in consideration for service provided. This Warrant is exercisable at $0.50 per share.

                           On August 1, 1998 the Company issued a Warrant to purchase 200,000 shares of the Company's Common Stock to Fortress Financial for $0.15 per share, in consideration of investment banking services provided.

                           On August 18, 1998 the Company issued a Warrant to purchase 37,500 shares of the Company's Common Stock to Carolyn Cusick in connection with her loan to the Company. This Warrant is exercisable at $0.40 per share.

                           On August 18, 1998 the Company issued a Warrant to purchase 37,500 shares of the Company's Common Stock to Porter Capital Corporation in connection with a loan to the Company. This Warrant is exercisable at $0.40 per share.

                           On September 29, 1998, the Company issued a 7% Convertible Debenture in the principal amount of $250,000 to a private investor. The Company received aggregate proceeds of $250,000 from the sale. The debenture may be converted into common stock or, at the option of the investor, repaid through the proceeds of future financing.

                           The foregoing transactions were effected by the
                  Company in reliance upon the exemption from a registration under the Securities Act provided by Section 4(2) thereof.

Item 3.           Defaults
                  --------

                  The Company has incurred recurring losses from operations resulting in an accumulated deficit of $44,517,105 and a working capital deficiency of $9,650,281 at September 30, 1998. In addition, the company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:

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

                  The discount on the notes was being amortized to expense over the term of the promissory notes. The Company is in default of certain covenants in the loan agreement and has not obtained a waiver of the defaults from the lender. Accordingly, the total principal amount of the loan, $3,000,000, has been classified as a current liability and the unamortized discount on the loan has been charged to expense at March 31, 1998. (See Note 6.)

                  Superior Pharmaceutical Company - The Company acquired Superior on June 18, 1997 for $16,500,000. The purchase price was paid as follows: $6,500,000 in cash, $5,000,000 of 9.5%
                  secured promissory notes to the former Superior stockholders due in quarterly installments through June 30, 2000 and common stock of the Company with a guaranteed value of $5,000,000.

                  Quarterly payments on the secured promissory notes was due on March 31, 1998 and June 30, 1998 and the Company received a waiver and extension from the former stockholders of Superior. The total unpaid amount of the secured promissory notes $3,766,667 has been classified as a current liability.

                  The Company issued 166,667 shares of common stock to the former Superior stockholders on the closing date. The Agreement and plan of merger with the Superior stockholders provided that at the first anniversary of the closing, June 18, 1998, the Superior stockholders would receive an additional 1,666,667 shares of common stock, if the Company's stock price was equal to or greater than $1.50. Any difference between the value of

                                  DYNAGEN, INC.

                           PART II. OTHER INFORMATION
          -------------------------------------------------------------

                  the stock received and the $5,000,000 guaranteed value has to be paid in cash. The common stock price did not reach the specified level of $1.50 by June 18, 1998. Accordingly, the Company has accrued a current liability to the former Superior stockholders in the amount of $4,083,333 at March 31, 1998 and reduced the amount originally added to additional paid-in capital at the time of acquisition.

                  On July 31, 1998, the Company entered into a contingent settlement agreement with the selling shareholders of Superior which provides for an overall reduction in purchase price of $4,900,000 through waiver of any additional stock or cash payment. The Agreement also provides for a payment of $4,200,000, which represents the remaining amount due on the original selling shareholder notes. There can be no assurance that the Company will be able to obtain financing to meet the obligations to pay the selling shareholders.

Item 5.           Other Information

                  On November 5, 1998, the Company accepted the resignation of Indu A. Muni, Ph.D. as President, Chief Executive Officer, Treasurer and Director. On November 6, 1998, Mr. C. Robert Cusick, who had been serving since May 1998 as Chairman of the board of directors, was appointed Chief Executive Officer of the Company.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      List of Exhibits:

         The following exhibits, required by Item 601 of Regulation s- K, are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit
No.      Description of Exhibit
---      ----------------------

3a Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended, and incorporated herein by reference).

3b       By-laws, as amended (filed as Exhibit 3b to Registrant's
         Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

4a Warrant dated August 26, 1998 in the name of Michael Sorrell to purchase 150,000 shares of Common Stock.

4b Warranted dated August 1, 1998 in the name of Fortress Financial to purchase 200,000 shares of Common Stock.

4c Warrant dated August 18, 1998 in the name of Carolyn Cusick to purchase 37,500 shares of Common Stock.

4d Warrant dated August 18, 1998 in the name of Porter Capital Corporation to purchase 37,500 shares of Common Stock.

4e $250,000 7% Convertible Debenture in the name of Sovereign Partners dated September 29, 1998.

10a      Factoring Agreement dated October 2, 1998 with K & L Financial, Inc.

10b Asset Purchase Agreement and exhibits thereto dated October 2, 1998 with Triple L, Ltd.

27       Financial Data Schedules (filed in electronic form only)

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DYNAGEN, INC.



                           By: /s/ Dhananjay G. Wadekar
                               --------------------------------
                               Dhananjay G. Wadekar
                               Executive Vice President







Date:  November 14, 1998

                                  EXHIBIT INDEX



Exhibit
No.      Description of Exhibit

3a Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended, and incorporated herein by reference).

3b       By-laws, as amended (filed as Exhibit 3b to Registrant's
         Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

4a Warrant dated August 26, 1998 in the name of Michael Sorrell to purchase 150,000 shares of Common Stock.

4b Warranted dated August 1, 1998 in the name of Fortress Financial to purchase 200,000 shares of Common Stock.

4c Warrant dated August 18, 1998 in the name of Carolyn Cusick to purchase 37,500 shares of Common Stock.

4d Warrant dated August 18, 1998 in the name of Porter Capital Corporation to purchase 37,500 shares of Common Stock.

4e $250,000 7% Convertible Debenture in the name of Sovereign Partners dated September 29, 1998.

10a      Factoring Agreement dated October 2, 1998 with K & L Financial, Inc.

10b Asset Purchase Agreement and exhibits thereto dated October 2, 1998 with Triple L, Ltd.

27       Financial Data Schedules (filed in electronic form only)