Form 10-Q/A
period 1998-09-30
DYNAGEN INC
filed 1999-01-05
CIK 857171

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 by amending and restating Items 1 and 2 in their entirety as follows:

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


         The goodwill associated with the acquisition of Superior and GDI is a long-lived asset subject to the provisions of SFAS 121. SFAS 121 requires the owner of a long-lived asset to recognize an impairment loss if, and to the extent that, the expected future cash flows to be produced by the asset are less than the carrying amount of the asset. SFAS 121 also requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may be not be recoverable. Because of the Company's continuing operating losses and negative cash flow, in November 1998 the Company undertook an impairment analysis of the intangible assets it acquired through the acquisitions of Superior and GDI. Based on its projections at that time of future cash flows to be produced by the acquired assets, the Company determined that the assets were not impaired. The Company intends to continue to evaluate its long-lived assets. If such assets were determined to be impaired, the Company would be required to recognize a loss in accordance with SFAS 121. Because a high percentage of the Company's assets are intangible assets subject to SFAS 121, this could have a material adverse effect on the Company's financial condition and results of operations. The Company's projections of future cash flows depend on a number of assumptions, including the following:

       o The Company is presently developing several generic products intended to compete with proprietary drugs whose patent protection has expired or is due to expire in the near future. Based on its research, the Company believes that those companies that are among the first two or three suppliers of a given generic drug in the market are likely to obtain the greatest market share for that generic equivalent product. The Company intends to be among the first three suppliers to enter the market with certain of its proposed new generic products, and has projected revenues based on achieving this potentially favorable competitive position.

       o Generic drug products can be approved by the U.S. Food and Drug Administration in a significantly shorter time than new proprietary pharmaceutical products. The Company's projected revenues are based on achieving approvals for its developmental generic products within a six-month to two-year period, with most of the products elected to be approved in one year or less from the time development is begun.

       o While overall margins for generic products are generally lower than those for proprietary products, the Company believes that margins can be potentially higher than the industry norm in instances where competition is limited or where there are barriers to entry due to specialty manufacturing capabilities. The Company believes that certain of its products under development, such as suppository products, target market niches where competition is expected to be less intense than in the overall generic market. Also, state legislation increasingly requires substitution of generic products if available, even when the equivalent proprietary product is prescribed by the physician. The Company believes that this trend toward increased use of generic products will help the Company penetrate the market for those products where it is among the first two or three competitors to offer a generic substitute, and could contribute to lower sales and marketing expenses. The Company's revenue projections for those products where it believes it may attain such a favorable position reflects higher profit margins and lower sales and marketing costs than industry averages.

         The projected revenues for the Company's developmental generic products depend, in part, on the Company's ability to realize the benefits of each of the foregoing assumptions. The Company's inability for any reason to be among the first to market with its proposed products, delays in gaining regulatory approval of its products or the inability to realize higher than average profit margins could all adversely affect its ability to achieve the revenues necessary to cover the carrying value of its intangible assets. Recognition of an impairment loss under SFAS 121 could have a material adverse effect on the Company's financial condition and results of operations.

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

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

ADVERSE CONSEQUENCES ASSOCIATED WITH THE OBLIGATION TO ISSUE A
--------------------------------------------------------------
SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK UPON CONVERSION OF
---------------------------------------------------------------
CONVERTIBLE SECURITIES
----------------------

                                  DYNAGEN, INC.

                               September 30, 1998
          -------------------------------------------------------------

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


Impairment Analysis of Intangible Assets
----------------------------------------

         SFAS 121 requires the owner of a long-lived asset to recognize an impairment loss if, and to the extent that, the expected future cash flows to be produced by a given asset are less than the carrying amount of the asset. SFAS 121 also requires the owner to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In light of the Company's continuing operating losses and negative cash flow, in August 1998 the Company undertook an impairment analysis of the intangible assets it acquired through the acquisitions of Superior and GD1. Based on its projections at that time of future cash flows to be produced by the acquired assets, the Company determined that the assets were not impaired. The Company's projections of future cash flows depend on a number of assumptions, including the following:

    o The Company is presently developing several generic products intended to compete with proprietary drugs whose patent protection has expired or is due to expire in the near future. Based on its research, the Company believes that those companies that are among the first two or three suppliers of a given generic drug in the market are likely to obtain the greatest market share for that generic equivalent product. The Company intends to be among the first three suppliers to enter the market with certain of its proposed new generic products, and has projected revenues based on achieving this potentially favorable competitive position.

    o Generic drug products can be approved by the U.S. Food and Drug Administration in a significantly shorter time than new proprietary pharmaceutical products. The Company's projected revenues are based on achieving approvals for its developmental generic products within a six-month to two-year period, with most of the products expected to be approved in one year or less from the time development is begun.

    o While overall margins for generic products are generally lower than those for proprietary products, the Company believes that margins can be potentially higher than the industry norm in instances where competition is limited or where there are barriers to entry due to specialty manufacturing capabilities. The Company believes that certain of its products under development, such as suppository products, target market niches where competition is expected to be less intense than in the overall generic market. Also, state legislation increasingly requires substitution of generic products if available, even when the equivalent proprietary product is prescribed by the physician. The Company believes that this trend toward increased use of generic products will help the Company penetrate the market for those products where it is among the first two or three competitors to offer a generic substitute, and could contribute to lower sales and marketing expenses. The Company's revenue projections for those products where it believes it may attain such a favorable position reflects higher profit margins and lower sales and marketing costs than industry averages.

         The projected revenues for the Company's developmental generic products depend, in part, on the Company's ability to realize the benefits of each of the foregoing assumptions. The Company's inability for any reason to be among the first to market with its proposed products, delays in gaining regulatory approval of its products or the inability to realize higher than average profit margins could all adversely affect its ability to achieve the revenues necessary to cover the carrying value of its intangible assets. The Company intends to continue to evaluate its long-lived assets. If such assets were determined to be impaired, the Company would be required to recognize a loss in accordance with SFAS 121. Because a Leigh percentage of the Company's assets are intangible assets subject to SFAS 121, this could have a material adverse effect on the Company's financial condition and results of operations. See "Risk Factors -Intangible Assets Subject to Impairment Loss; Risks of Non-Compliance With SFAS 121."

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







Date:  January 5, 1999