Form 10KSB
period 1998-12-31
DYNAGEN INC
filed 1999-03-31
CIK 857171

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-KSB
                                   -----------


         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended                            Commission File Number
      December 31, 1998                                        1-11352

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                                  DYNAGEN, INC.
             (Exact name of Registrant as specified in its Charter)

                    DELAWARE                               04-2911026
           (State or other jurisdiction                  (I.R.S. Employer
         of incorporation or organization)              Identification No.)


                 840 MEMORIAL DRIVE                       01821
           CAMBRIDGE, MASSACHUSETTS 02139               (Zip Code)
               (Address of principal
                 executive offices)



                  Registrant's telephone number: (617) 491-2527

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Issuer's revenues for its most recent fiscal year : $24,980,294

         The aggregate market value of the DynaGen, Inc.'s common stock, $0.01 par value per share ("Common Stock") held by non-affiliates, based on the closing price of the Common Stock on March 15, 1999 as reported on the OTC Bulletin Board, was approximately $9,717,430.

         As of March 15, 1999, there were outstanding 41,350,765 shares of Common Stock.


================================================================================

                                     PART I

ITEM 1.            BUSINESS

INTRODUCTION

     DynaGen, Inc., referred to in this Report as the "Company," "we" or "us," develops, makes and sells generic drugs. From our inception in 1988 until 1996, we focused primarily on developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our business focus to building a generic drug manufacturing and distribution business. We have licensed most of our existing proprietary therapeutic and diagnostic products to other companies for further development and commercialization, and have divested a non-core business, BioTrack, Inc. We no longer intend to devote significant time and resources to the development of proprietary drugs or technology.

RISK FACTORS -- SPECIAL CONSIDERATIONS

     We experienced a sharp decline in our stock price and market value in 1997 and 1998. In the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results," we have described several risk factors which we believe are significant and should be given very careful consideration by you when you evaluate DynaGen. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact to some degree other businesses in our market sector. In our case, there are three specific risk factors to which we want to draw your attention:

     o our independent auditors, in their opinion on our financial statements as of December 31, 1998 and for the year then ended, have expressed substantial doubt as to our ability to continue as a going concern;

     o   we need significant additional financing; and

     o we are involved in litigation with the former stockholders of Superior Pharmaceutical Company, our distribution subsidiary which accounts for a substantial part of our assets and revenues.

If we are unable to solve these problems in the near future, we will likely have to file for bankruptcy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results,"

MULTISOURCE GENERIC DRUG BUSINESS

     Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They must meet the same governmental standards as the brand-name drugs they replace, and they must meet all FDA guidelines before they can be made or sold. We can manufacture and market a generic drug only if the patent or other government-mandated market exclusivity period for the brand-name equivalent has expired. Generic drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents. We estimate that the U.S. generic or multisource pharmaceutical market approximates $12 billion in annual sales. We believe that this market has grown due to a number of factors, including:

     o a significant number of widely-prescribed brand-name drugs are at or near the end of their period of patent protection, making it possible for generic manufacturers to produce and market competing generic drugs;

     o managed care organizations, which typically prefer lower-cost generic drugs to brand-name products, continue to grow in importance and impact in the U.S. health care market; and

     o physicians, pharmacists and consumers increasingly accept generic drugs.

OUR STRATEGY AND SUBSIDIARIES

     We intend to compete with other generic companies through vertical integration of two key elements of the business: manufacturing and distribution. We have acquired three operating subsidiaries to effect this integration:

     o In August 1996, we acquired Able Laboratories, Inc., including its 46,000-square foot tablet and suppository manufacturing facility in South Plainfield, New Jersey;

     o in June 1997, we acquired Superior Pharmaceutical Company, a generic drug distributor in Cincinnati, Ohio; and

     o in March 1998, we acquired Generic Distributors Limited Partnership, or GDI, a distributor of generic drugs based in Monroe, Louisiana.

     As part of the acquisition of Able, we obtained rights to market several generic drug products the sale of which had already been approved by the FDA. We are currently marketing three of these products.

     Since we acquired it, Superior has experienced a sharp and steady decline in its sales and margins. This decline was due in part to the loss of key personnel immediately after the acquisition, which resulted in a loss of business with certain federal and corporate accounts, as well as further erosion in margins as a result of price pressure in the generic drug industry. We have since taken actions intended to improve Superior's performance. We can give no assurance, however, that these actions will improve Superior's performance in the near future. In the past six months, Superior has hired and trained additional sales staff, upgraded its systems and instituted controls to improve margins. Superior is also aggressively bidding on federal and state contracts and has won supply agreements with the governments of the states of Florida, Ohio, Louisiana, and Texas. We are presently involved in a dispute with the former owners of Superior. See "-- Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

     GDI's customer base consists primarily of independent pharmacies in the states of Louisiana, Texas, Arkansas, Alabama and Mississippi. We believe that GDI complements Superior by providing next-day delivery service to the southern and southeastern United States. We believe that GDI has the potential to grow its business through supply opportunities with institutional, hospital and nursing home pharmacies. We can give no assurance, though, that such opportunities will arise, or that we will be able to exploit any such opportunities profitably.

PRODUCT LINE INFORMATION

     Our operations consist of manufacturing and distribution of generic drugs. Our manufacturing subsidiary, Able Laboratories, produces tablets and suppositories. Our distribution subsidiaries, GDI and Superior, primarily sell products manufactured by almost all of the major generic drug manufacturers. In addition, they provide sales and marketing support for all of Able's products. We currently manufacture or have approval to manufacture the following products:

                                                                                              Equivalent
                  Product                            Indication                         Brand-Name Product(1)
                  -------                            ----------                         ---------------------



     ANDA Products:
     Clorazepate tablets (three dosages)             Anxiolytic                         Tranxene
     Loperamide tablets                              Antidiarrheal                      Imodium(R)
     Acetaminophen suppositories
         (three dosages)                             Analgesic                          Tylenol(R) suppositories
     Hydrocortisone acetate cream(1%)                Anti-inflammatory                  Anusol4(R)-HC cream

     Other Generic Formulations:
     Biacodyl tablets                                Laxative                           Dulcolax(R)
     Choline magnesium trisalicylate tablets
          (three dosages)                            Anti-inflammatory                  Trilisate(R)
     Methenamine Mandelate tablets
         (two dosages)                               Urinary Antibacterial              Mandelamine(R)
     Phenazopyridine HCL tablets
         (two dosages)                               Urinary Tract Analgesic            Pyridium(R)
     Salsalate tablets (two dosages)                 Anti-inflammatory                  Disalcid(R)

     --------------

     (1) All brand names are registered trademarks of their respective manufacturers.

     While we are primarily a generic drug company, we have also developed a brand product, ZotrimTM, for the complete treatment of urinary tract infection. We have entered into an agreement with MOVA Laboratories, Inc., under which we will manufacture and supply the product to MOVA.

     Zotrim is a specialty product aimed at providing complete treatment of urinary tract infection, a condition primarily afflicting women. Current treatments require two separate drugs to be taken in a specific sequence over several days. This requires two separate prescriptions which result in higher costs, including higher co-payments for the patient, and increased time for pharmacists to dispense. In addition, patients are prone to make errors in taking both medications in proper sequence. Zotrim(TM) combines the two most commonly used drugs in an easy-to-use package which is designed to enhance compliance by providing standardized medication instructions on the package.

     We have filed several patent applications covering the Zotrim(TM) product as well as our proprietary method of compliance enhancement packaging. In February 1999, we filed a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for Zotrim(TM).

     At our manufacturing subsidiary, Able Laboratories, we are developing generic products in the form of tablets, capsules and suppositories. The research, development, clinical testing and FDA review process leading to approvals takes approximately two years for each product. As discussed in the section titled "Government Regulation," some of the products require no review or limited laboratory testing, in which case the timing is less than two years. Typically, our research and development activities consist of (i) identifying brand name drugs for which patent protection has expired or is to expire in the near future, (ii) conducting research (including patent and market research) and developing new product formulations based upon such drugs, and (iii) obtaining approval from the FDA for such new product formulations. We contract with outside laboratories to conduct biostudies which are required for FDA approval. We use biostudies to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from that achieved by the corresponding brand name drug. These biostudies are subject to rigorous standards set by the FDA. They can cost up to $500,000 and are a major part of the overall cost of drug development.

BIOTRACK, INC.

     We formed BioTrack, Inc. in 1997 to develop and commercialize a technology involving tumor localization and tracking intended to allow breast biopsies to be performed in a cost-effective and less invasive manner. BioTrack requires significant additional research and development expenditures to complete development of this technology.

     In 1998, in connection with our plan to shift our business to generic drug manufacturing and distribution, the Board of Directors determined that BioTrack did not fit into our plan to be a generic drug manufacturing and distribution company. On April 30, 1998, the Board of Directors unanimously voted to divest our majority share in BioTrack. We caused BioTrack to redeem 3,930,000 shares of its common stock held by DynaGen, in exchange for a $1,000,000 promissory note. Our equity in BioTrack was reduced to approximately 1,300,000 shares, or 26%, and the balance was distributed to the inventors of the technology, investors, and BioTrack management. In February 1999, the Board of Directors voted to issue options to purchase 1,045,000 of our remaining shares of BioTrack to various individuals, including each of our directors, in consideration of services rendered to DynaGen by each of the individuals. If these options are exercised in full, then we would own 255,000 shares of BioTrack.

SALES AND MARKETING

     Our products are sold through private label arrangements primarily through direct sales efforts to drug wholesalers, distributors and retail drug chains and other pharmaceutical companies. We also market our generic drug products under our "Able Laboratories" name, as well as under our "Superior Pharmaceutical Company" name. The majority of Able's sales are to customers who purchase under firm purchase order commitments. These purchase orders range from $25,000 to $400,000 and are filled within three to four months from the time we receive them. Able generally does not manufacture products unless it has a firm purchase order.

     Our distribution subsidiaries, Superior and GDI, have over 5,000 customers, the majority of whom are independent pharmacies. These customers purchase products via telephone orders depending on their needs from time to time, but are not obligated to purchase any products from us. We compete with other generic distributors on the basis of price and service to attract and retain such customers. We have minimal levels of sales under long-term contracts, which are typically for a term of twelve months. These arrangements include contracts with federal, state or local agencies. Superior and GDI bid on a fixed price basis for these contracts.

     Superior employs approximately 25 telemarketers who have been trained in products and sales techniques. Superior has developed a database of independent pharmacies as potential customers. The pharmacies routinely purchase from several wholesalers and distributors. Superior's sales personnel use competitive price, service, delivery, accuracy of shipment and selling technique as competitive factors in getting business. Superior allocates territories and accounts to its telemarketers who develop a relationship with the pharmacists. Superior supports its sales staff through marketing and promotional events including mass mailings, price specials, and general advertising. Superior compensates sales personnel based on their performance.

     GDI's marketing organization is similar to that of Superior. Almost 80% of GDI's sales are to independent pharmacies in the southern United States with minimal sales to the chains and institutional pharmacies. Both Superior and GDI generate approximately 75% of their business with existing customers.

BACKLOG

     Approximately 90% of our sales are from operations of Superior and GDI. Both Superior and GDI generally ship orders within 24 to 48 hours of receipt. Therefore, the order backlog does not bear a significant relationship to their overall sales. The dollar amount of backlog orders for Able as of December 31, 1998 was approximately $472,000. Although orders at Superior and GDI are subject to cancellation without penalty, management expects to fill substantially all of them in the near future.

MANUFACTURING AND SUPPLIERS

     We manufacture our generic products at our Able Laboratories facility in South Plainfield, New Jersey. The principal components used in the manufacture of generic products are active and inactive pharmaceutical ingredients and certain packaging materials. The FDA must approve sources for certain materials, and in many instances only one source may have been approved. We purchase active raw material ingredients primarily from United States distributors of bulk pharmaceutical materials manufactured by the U.S. or foreign companies. If raw materials from a specified supplier were to become unavailable, we would have to file a supplement to the applicable regulatory approval, and revalidate the manufacturing process using any new supplier's materials. Delays in revalidating the manufacturing process or in obtaining new materials could result in the loss of revenues and could have a material adverse effect on our business, financial condition and results of operations.

     Superior Pharmaceutical Company stocks and sells over 2,000 different items such as tablets, capsules, injectables, vaccines, over-the-counter products, vitamins and hospital supplies. Superior must carry a broad product line of this nature in order to service its customer base, which consists of independent pharmacies, pharmacy chains and institutional pharmacies. Superior negotiates and issues purchase orders, normally in the beginning of each year, to vendors and manufacturers for these items. The supply agreements are complex, as they normally provide for volume discounts (rebates), shelf stock adjustments for lower prices, and returns of unsold goods. Competition among generic drug manufacturers is intense and the pressure has resulted in steadily declining prices. If multiple vendors are not available (i.e., if a sole generic approval is granted by the FDA), the prices generally remain high and the suppliers do not offer the traditional discounts. In general, however there are almost always multiple suppliers available for most products. Superior has traditionally enjoyed good relationships with its suppliers.

     GDI's agreements with its suppliers, most of whom are common to Superior, are similar in nature. The two companies are now combining their purchasing functions, wherever possible, and are issuing purchase orders to vendors to take advantage of higher volume. Both Superior and GDI consider their relationship with the vendors satisfactory.

     Able's facilities in South Plainfield, New Jersey are registered with the FDA and are subject to current Good Manufacturing Practices ("cGMP") as prescribed by the FDA.

COMPETITION

     We compete primarily with other generic manufacturers and distributors. Many of these companies possess substantially greater financial and other resources, such as expertise in clinical trials, FDA submissions and marketing, that are needed to commercialize a pharmaceutical product.

     In the generic drug market, we compete with:

     o   off-patent drug manufacturers;

     o   brand-name pharmaceutical companies that manufacture off-patent drugs;

     o   the original manufacturers of brand-name drugs; and

     o manufacturers of new drugs that may be used for the same indications as our products.

Revenues and gross profit derived from generic drugs tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high revenues and gross profit. As other generic manufacturers receive regulatory approvals on competing products, prices and revenues typically decline. Accordingly, the level of revenues and gross profit we can achieve from developing and manufacturing generic products depends, in part, on our ability to develop and introduce new generic products, the timing of regulatory approval of such products, and the number and timing of regulatory approvals of competing products. In addition, competition in the United States generic pharmaceutical market continues to intensify as the pharmaceutical industry adjusts to increased pressures to contain health care costs. Brand name companies are increasingly selling their products into the generic market directly by acquiring or forming strategic alliances with generic pharmaceutical companies. No regulatory approvals are required for a brand name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. These competitive factors may have a material adverse effect on our ability to sell our generic products.

     Both Superior and GDI compete with other distributors and wholesalers of generic drugs. The wholesalers are much larger, have a national network of warehouse and distribution centers, and carry a full line of products, including brand-name pharmaceuticals. The wholesalers are also better capitalized and obtain the best (or lowest) price from the vendors. Other distributors are small, privately-held companies that distribute generic drugs to regional pharmacies. Major wholesalers include Cardinal Health, Inc., McKesson Corp., and Andox Corporation.

     Superior and GDI believe that size of a company and price are not the only factors in achieving sales. Superior and GDI employ a direct telemarketing force (comprising approximately 36 persons currently). The telemarketers call upon customers, assist them in providing critical product information, and supply almost on a "just in time" basis. Several customers, mostly the independent pharmacies, order product at least two or three times a week to minimize inventory cost. The telemarketing force and an efficient shipping operation provide a competitive advantage for Superior and GDI. We believe that several other distributors with whom we compete, who are smaller, less automated, and have a smaller telemarketing force are not as efficient as Superior.

     There can be no assurance that we will be able to successfully market any of our current or proposed products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results."

GOVERNMENT REGULATION

     Our products are highly regulated, principally by the FDA, the Drug Enforcement Administration, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacture, labeling, storage, recordkeeping, approval, advertising and promotion of our products. Noncompliance with applicable requirements can result in judicially and administratively imposed sanctions, including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can also involve product recalls and the refusal of the government to approve new drug applications, known as NDAs, or abbreviated new drug applications, known as ANDAs. In order to conduct clinical tests and produce and market products for human diagnostic and therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, standards require that products be approved by the FDA as safe and effective for their intended use prior to being marketed for human applications.

     To obtain FDA approval for a new drug or generic equivalent, a prospective manufacturer must, among other things, comply with the FDA's current Good Manufacturing, or cGMP, regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. Our Able manufacturing subsidiary must follow cGMP regulations at all times during the manufacture and other processing of drugs. To comply with the requirements set forth in these regulations, we must continue to expend significant time and resources in the areas of development, production, quality control and quality assurance.

     We must obtain FDA approval before we can market a generic equivalent of a previously approved drug. The process for obtaining an ANDA approval is as follows:

     Abbreviated New Drug Application (ANDA) - The Waxman-Hatch Act of 1984 established a statutory procedure for the submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA. Under the ANDA procedure, the FDA waives the requirement of conducting complete clinical studies of safety and efficacy, and instead typically requires the applicant to submit data illustrating that the generic drug formulation is "bioequivalent" to a previously approved drug. "Bioequivalence" means that the rate of absorption and the levels of concentration of a generic drug in the body needed to produce a therapeutic effect are substantially equivalent to those of the previously approved drug. For some drugs, the FDA may require other means of demonstrating that the generic drug is bioequivalent to the original drug. The NDA and ANDA approval processes both generally take a number of years and involve the expenditure of substantial resources.

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

     The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, imposes three types of user fees on manufacturers of NDA-approved prescription drugs. Applicants submitting only ANDAs and most other off-patent drug manufacturers, including DynaGen, are not currently subject to any of the three user fees. If we submit NDAs for non-ANDA products, we may be subject to user fees.

     Penalties for wrongdoing in connection with the development or submission of an ANDA were established by the Generic Drug Enforcement Act of 1992, authorizing the FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA. They may also temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct, and under certain circumstances also has authority to withdraw approval of an ANDA and to seek civil penalties. We do not expect the law to have a material impact on the review or approval of our ANDAs.

     Reimbursement legislation such as Medicaid, Medicare, Veterans Administration and other programs govern reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate 11% of average net sales price for products marketed under ANDAs. NDA manufacturers are required to rebate the greater of 15.2% of average net sales price or the difference between average net sales price and the lowest net sales price during a specified period. We believe that the federal and state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. We cannot predict the nature of such measures or their impact on our profitability.

     Our manufacturing subsidiary, Able, currently manufactures several products which are regulated as "old drugs" and subject to the requirements of the Over-the-Counter Drug Review regulations promulgated by the FDA. This class of drugs requires no prior approval from FDA before marketing, but such products must comply with applicable FDA monographs which specify, among other things, required ingredients, dosage levels, label contents and permitted uses. These monographs may be changed from time to time, in which case we might be required to change the formulation, packaging or labeling of any affected product. Changes to monographs normally have a delayed effective date, so while we may have to incur costs to comply with any such changes, disruption of distribution is not likely.

     The FDA can also significantly delay the approval of a pending NDA or ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." Manufacturers of drugs and devices must also comply with the FDA's cGMP standards or risk sanctions such as the suspension of manufacturing approval, the seizure of drug products or the FDA's refusal to approve additional applications.

     There can be no assurance that the requisite approvals from the FDA will be granted for any of our proposed products or processes, that the process to obtain such approvals will not be excessively expensive or lengthy, or that we will have sufficient funds to pursue such approvals. The failure to receive the requisite approvals for our products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent us from commercializing our products as anticipated and would have a materially adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results."

     Able is subject to a consent decree entered by the court on April 9, 1992 in United States v. Able Laboratories, Inc., Civ. No. 91-4916 (D.N.J.) for failure to comply with FDA cGMP. Able has been operating under this consent decree since April 1992. The principals involved in the issuance of that order are no longer employed by Able, DynaGen or any of their affiliates. Since we acquired it, Able has made substantial commitments (both operational and financial) to improve the plant, personnel, and equipment in order to effect an improvement in its operations. We have made key management changes to retain individuals who have knowledge and commitment for cGMP in order to ensure continued cGMP compliance. We have also provided cGMP training on a regularly scheduled basis to Able's employees.

     As generic drug distributors, Superior Pharmaceutical Company and GDI sell products in almost every state in the U.S. They are each required to have a wholesale distributor's license as well as a license for controlled substances for the states of Ohio and Louisiana, respectively. The licenses that a distributor is required to carry for other states varies from state to state. For example, Kentucky, Massachusetts, Nebraska, New York and New Jersey, among others, do not require that an out-of-state distributor obtain any licenses as a condition to conducting trade in their states. Other states, such as Idaho, Illinois, Maryland, Oregon and Montana, among others, require that an out-of-state distributor obtain a wholesale distribution license as well as a controlled substance license from that particular state in order to conduct business. Thus, the distributor is required to ascertain which licenses are required from each state and then obtain them accordingly. The licenses, once obtained, need to be renewed periodically including the payment of fees which vary from state to state. Furthermore, since several products carried by DynaGen's distribution subsidiaries are controlled substances, the distribution subsidiaries are each required to detail and hold a federal license for controlled substances from the Drug Enforcement Agency.

PRODUCT LIABILITY AND INSURANCE COVERAGE

     We presently maintain product liability insurance in the amount of $3,000,000 for the products we market. We also maintain product liability insurance for those products in clinical investigations. Although we intend to obtain product liability insurance prior to the commercialization of certain products which are not presently insured, there can be no assurance that we will obtain such insurance at favorable rates or, even if obtained, that any insurance will be adequate to cover potential liabilities.

     In the event of a successful suit against us, insufficiency of insurance coverage could have a materially adverse impact on our operations and financial condition. Furthermore, the costs of defending or settling a product liability claim and any attendant negative publicity may have a materially adversely affect us, even if we ultimately prevailed. Furthermore, certain food and drug retailers require minimum product liability insurance coverage as a precondition to purchasing or accepting products for commercial distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad commercial distribution of our proposed products, which could have a materially adverse effect upon our business and financial condition.

RESEARCH AND DEVELOPMENT

     For the fiscal year ended December 31, 1998, we expended $814,108 on research and development activities compared to $3,220,283 in the fiscal year ended December 31, 1997. This decline is due primarily to our decision to focus on generic drug manufacturing and distribution.

PATENTS AND PROPRIETARY TECHNOLOGY

     Our generic business relies upon unpatented trade secrets and proprietary technologies and processes. There is no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or gain access to our trade secrets or proprietary technology, or that the we can meaningfully protect unpatented trade secrets. We require employees, consultants and other advisors to execute confidentiality agreements. However, these agreements may not provide meaningful protection for our trade secrets, or adequate remedies in the event of unauthorized use or disclosure of such information. The manufacture and sale of certain products will involve the use of processes, products or information, including some owned by others.

EMPLOYEES

     As of February 28, 1999, DynaGen and its subsidiaries had 107 full-time employees, of whom 82 were employed in selling, general and administrative activities and 25 were employed in research and development and manufacturing of its products. None of our employees are represented by a union. We believes our relationship with employees is good.

ITEM 2.  PROPERTIES

     We maintain our principal executive offices at 840 Memorial Drive, Cambridge, Massachusetts 02139. The premises, which consist of approximately 4,000 square feet of space, are leased from an unaffiliated party, for a term expiring on September 19, 2002.

     Able Laboratories is located at a 46,000 square foot leased manufacturing facility in South Plainfield, New Jersey. The premises are leased from an unaffiliated party for a term expiring on March 31, 2005.

     Superior is located in a 37,300 square foot facility in Cincinnati, Ohio. The property is leased from a partnership of three of Superior's former stockholders for a term expiring on March 31, 2015.

     GDI is located in a 11,000 square foot leased facility in Monroe, Louisiana. The property is leased from an unaffiliated party for a term expiring on August 31, 1999.

     We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the respective areas.

ITEM 3.  LEGAL PROCEEDINGS

     We acquired Superior in June 1997. At the time Superior had $30,000,000 in sales and was profitable. Superior's performance has declined sharply since the acquisition. Superior experienced loss of key personnel, declining revenues, erosion of margins and an overall decline in its business. Also, a number of key personnel at Superior were recruited by competitors immediately after the acquisition. This downturn has caused a severe shortage of working capital and consequently, we have not paid the former Superior stockholders all of the amounts set forth in the agreement as part of the purchase price.

     We used a combination of cash, a note and 166,667 shares of Common Stock to acquire Superior in June 1997. The merger agreement for the Superior acquisition provided that we would also be obligated to issue to the former stockholders of Superior up to an additional 1,666,667 shares of Common Stock if on June 18, 1998 the Common Stock had not had an average closing bid price of at least $30.00 per share for the 10 previous trading days. The merger agreement also stated that any difference between the value of the stock issued and the $5,000,000 guaranteed value was to be paid in cash. The Common Stock traded at approximately $0.50 per share as of June 18, 1998, and we therefore became obligated to pay approximately $4,000,000 in cash to the former stockholders of Superior. Under the agreement, we owe the former stockholders a total of approximately $9,000,000 in common stock, cash and notes. Because of the business downturn at Superior, we have not been able to obtain financing sufficient to settle all of the amounts owed to the former Superior stockholders.

     On July 31, 1998 we entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000. We continued to seek the exact amount and the form of payment (i.e., cash and/or stock) for the final settlement, but were unable to obtain sufficient financing.

     On December 17, 1998, the former Superior stockholders commenced a civil action in the Court of Common Pleas, Hamilton County, Ohio. The complaint filed by the former Superior stockholders alleged that we owed them approximately $9,000,000, including $4,166,667 in connection with promissory notes issued in connection with the merger as well as $4,817,660 as an adjustment to the purchase price. We have filed our response to this complaint. The former Superior stockholders have voluntarily continued to forbear in taking further action in connection with the lawsuit, and we are working to settle all outstanding issues between us. The two former Superior stockholders who are employees of Superior continue to be employed by Superior and to perform key functions for Superior and for DynaGen, both in connection with our continuing effort to seek additional financing and our ongoing operations.

     If we do not settle or successfully defend against the lawsuit, we will likely have to pay a substantial sum of money to the former owners of Superior. We would lose a substantial amount of assets and face liabilities of up to approximately $9,000,000, and we could be forced to liquidate all of our assets or to declare bankruptcy.

     We can give no assurance that we will be able to obtain financing to meet the obligations to pay the former Superior shareholders. See "Factors That May Affect Future Results -- We Face Substantial Obligations Relating to the Acquisition of Superior."

     We are also involved in certain other legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Price of Common Stock

     Our Common Stock is traded on the Boston Stock Exchange under the symbol "DYG" and is quoted on the OTC Bulletin Board under the symbol "DYGN." On March 15, 1999, based upon information from American Stock Transfer & Trust Company, our transfer agent, there were approximately 1,180 holders of record of Common Stock. We believe that there are a substantial number of additional beneficial owners that hold Common Stock in "street name" through brokerage firms. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices as reported on the OTC Bulletin Board for the Common Stock.
                                                      Common Stock(1)
                                                      ---------------
                                                    High             Low
                                                    ----             ---
       Fiscal 1997:
       ------------
       January 1 to March 31, 1997                  $24.69         $12.81
       April 1 to June 30, 1997                      16.88           9.69
       July 1 to September 30, 1997                  10.63           3.75
       October 1 to December 31, 1997                 5.94           1.25

       Fiscal 1998:
       ------------
       January 1 to March 31, 1998                   $0.94          $0.13
       April 1 to June 30, 1998                       0.78           0.31
       July 1 to September 30, 1998                   0.69           0.19
       October 1 to December 31, 1998                 0.22           0.10
       -------------------
       (1) Prices have been adjusted to reflect a one-for-ten reverse split of the outstanding shares of common stock effective March 10, 1998.

       We have never paid dividends to common stockholders since inception and do not plan to pay dividends to common stockholders in the foreseeable future. We intend to retain any earnings to finance our operations.

(b)  Sales of Unregistered Securities During the Year Ended December 31, 1998

       During the fiscal year ended December 31, 1998, DynaGen sold the following securities pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended, including the exemption provided by
Section 4(2) thereof:

       On February 3, 1998, the Company issued 10,000 shares of Common Stock to Martin Janis Co., an unaffiliated company, in consideration for consulting services rendered.

       On February 26, 1998, the Company sold to Sovereign Partners, for $500,000, a 7% convertible debenture due February 26, 1999, convertible into shares of Common Stock at a conversion price of 85% of the market price of the Common Stock for the five trading days immediately preceding the date of conversion.

       On March 2, 1998 the Company sold 10,500 shares of Series E Convertible Preferred Stock, $0.01 par value per share, and 1,500 shares of Series F Convertible Preferred Stock, $0.01 par value per share, to the owners of Generic Distributors Limited Partnership. in connection with DynaGen's acquisition of

Generic Distributors, Inc. Shares of Series E and Series F Preferred Stock are convertible into shares of Common Stock at a conversion price equal to the average of the closing bid price of the Common Stock for the three (3) trading days immediately prior to the date of the conversion.

       On March 19, 1998, the Company sold 5,000 shares of Series D Convertible Preferred Stock, $0.01 par value per share ("Series D Stock"), to The Endeavour Capital Fund, S.A. for $500,000. The Series D Preferred Stock is convertible into Common Stock at a conversion price per share of 85% of the average of the closing bid price of the Common Stock for the five (5) trading days immediately preceding conversion. The Company also issued to Endeavour, in settlement of contractual penalties, a $328,500 8% convertible debenture, convertible into shares of Common Stock at the market price of the Common Stock for the five trading days immediately preceding the date of conversion, and a warrant, which expires March 19, 2001, to purchase 1% of the outstanding Common Stock on the date of exercise of the warrant for $150,000.

       On March 31, 1998, the Company sold 5,000 shares of Series D Convertible Preferred Stock, $0.01 par value per share ("Series D Stock"), to Sovereign Partners, an unaffiliated investor, in consideration of cancellation of a $500,000 7% convertible debenture previously issued to the investor. The Company also sold 5,000 shares of Series D Stock to Dominion Capital Fund, an unaffiliated investor, for $500,000 on the same date. The Series D Preferred Stock is convertible into Common Stock at a conversion price per share of 85% of the average of the closing bid price of the Common Stock for the five (5) trading days immediately preceding conversion. The Company also issued to each of Sovereign and Dominion an $87,500 8% convertible debenture, convertible into common stock at the average trading price for the five trading days immediately preceding the conversion date, for delayed registration penalties incurred in connection with the Series D Stock purchase.

       On March 31, 1998, the Company issued a warrant expiring January 22, 1999 to purchase up to 250,000 shares of Common Stock at a purchase price of $.125 per share to USIS International, Inc., a public relations consultant to the Company, in consideration for services rendered.

       During the quarter ended March 31, 1998, the Company issued an aggregate of 10,352,814 shares of Common Stock upon exercise of options and warrants and conversion of convertible debt and equity securities.

       On April 29, 1998, the Board of Directors approved the issuance of 1,893,333 shares of Common Stock to various individual officers of the Company and their family members, in consideration of forgiveness of indebtedness for cash advances totaling $295,000 made to the Company by the individuals. The Company issued 400,000 shares to Dhananjay G. Wadekar, Executive Vice President and a director, in consideration of forgiveness of $50,000 advanced to the Company, and issued 400,000 shares to two members of Mr Wadekar's family in consideration for forgiveness of a total of $50,000 advanced to the Company. See "Certain Relationships and Related Transactions."

       On April 30, 1998, the Company granted to various employees, officers and directors of the Company, stock options to purchase up to 2,200,000 shares of Common Stock at purchase prices of $0.37 and $0.41 under the Company's 1998 Stock Option Plan. Options to purchase up to an additional 2,600,000 shares were approved by the Board, subject to stockholders' approval. At the date of this Report, the approval of DyanGen's stockholders for these grants has not been sought or obtained, and so the options have not been granted. All of the 2,200,000 options granted under the 1998 Stock Option Plan were later canceled without being exercised, and 1,150,000 new options were issued in their place, in connection with the November 1998 repricing of options. See "Option/SAR Repricing."

       On April 30, 1998, the Company sold a 5% convertible debenture due July 26, 1998 to Sovereign Partners for $250,000. Pursuant to a letter agreement dated June 25, 1998, the debenture was made convertible into Common Stock at a discount of 20% of the market price of the Common Stock on the date of conversion.

       On May 8, 1998, the Board of Directors voted to approve the grant to Steven Georgiev and Howard Schneider, directors of the Company, of non-qualified stock options to purchase up to 150,000 and 300,000 shares of Common Stock, respectively, at a purchase price of $0.33 per share. These stock options are subject to approval by the Company's stockholders, which as of the date of this Report has not been sought or obtained. These options, therefore, have not been granted.

       On May 13, 1998, the Company sold a 5% convertible debenture due August 12, 1998 to Sovereign Partners for $200,000. Pursuant to a letter agreement dated June 25, 1998, the debenture was made convertible into Common Stock at a discount of 20% of the market price of the Common Stock on the date of conversion.

       On June 1, 1998, the Company granted to C. Robert Cusick, a director of the Company, a non-qualified stock option expiring June 1, 2005 to purchase up to 2,000,000 shares of Common Stock at a purchase price of $0.33 per share, in connection with Mr. Cusick's election as a director of the Company. This option was canceled in connection with the November 1998 repricing of options. See "Option/SAR Repricing."

       In June 1998, the Company issued 14,250 shares of Series H Convertible Preferred Stock, $0.01 par value per share ("Series H Stock"), to various unaffiliated investors for aggregate consideration of $1,425,000. Shares of Series H Preferred Stock are convertible into Common Stock at 67% of the average of the closing bid price of the Common Stock for the five (5) trading days immediately preceding any conversion date.

       On June 24, 1998, the Company issued 60,000 shares of Common Stock to Ascentech, an unaffiliated company, in settlement of amounts owed.

       On June 30, 1998, the Company issued a warrant expiring June 30, 2001 to purchase up to 350,000 shares of Common Stock at a purchase price of $.01 per share to Michael Vasinkevich, an investment banker providing services to the Company.

       During the quarter ended June 30, 1998, the Company issued an aggregate of 5,056,297 shares of Common Stock upon exercise of options and warrants and conversion of convertible debt and equity securities.

       On July 2, 1998, the Company issued 100,000 shares of Common Stock to an unaffiliated company in consideration for services rendered. On the same date, the Company issued 150,000 shares of Common Stock to Dennis Smith, an officer of Superior Pharmaceutical Company, as compensation for services rendered, and issued 60,000 shares of Common Stock to Michael Sorrell, a former director of the Company, in settlement of amounts owed to Mr. Sorrell.

       On July 14, 1998, the Company issued 150,000 shares of Common Stock to Steven Georgiev, a director of the Company, in consideration for services rendered.

       On July 15, 1998, the Company issued 36,000 shares of Common Stock to Martin Janis, an unaffiliated company, in settlement of amounts owed.

       On July 22, 1998, the Company issued 4,750 shares of Series H Stock to various unaffiliated investors for aggregate consideration of $475,000. Shares of Series H Preferred Stock are convertible into

Common Stock at 67% of the average of the closing bid price of the Common Stock for the five (5) trading days immediately preceding any conversion date.

       On August 1, 1998, the Company issued a warrant to purchase up to 200,000 shares of Common Stock at a purchase price of $.15 per share to Fortress Financial, in consideration for services rendered. This warrant expired on December 31, 1998 without being exercised. On the same date, the Company issued a warrant expiring June 30, 1999 to purchase up to 750,000 shares of Common Stock at a purchase price of $.15 per share to USIS International Corp., in consideration for services rendered.

       On August 6, 1998, the Company issued 416,167 shares of Common Stock to the former stockholders of Superior in connection with obligations relating to the Company's June 1997 acquisition of Superior.

       On August 18, 1998, the Company issued a warrant expiring August 18, 2001 to purchase up to 37,500 shares of Common Stock at a purchase price of $.40 per share to Carolyn Cusick, in consideration for Ms. Cusick's making a $150,000 loan to the Company at 15% interest. Carolyn Cusick is the wife of C. Robert Cusick, President and Chairman of the Board of Directors of the Company. See "Certain Relationships and Related Transactions." On the same date, the Company issued a warrant expiring August 18, 2001 to purchase up to 37,500 shares of Common Stock at a purchase price of $.40 per share to Porter Capital, an unaffiliated company, in consideration for a $150,000 loan at 15% interest.

       On August 19, 1998, the Company issued 25,000 shares of Common Stock to Larry Roark and Linda Roark, in consideration for services rendered in connection with the sale of shares of BioTrack, Inc.

       On August 26, 1998, the Company issued a warrant expiring December 31, 1999 to purchase 150,000 shares of Common Stock at a purchase price of $0.50 per share to Michael Sorrell, a former director of the Company, in settlement of amounts owed to Mr. Sorrell.

       On September 29, 1998, the Company issued a $250,000 7% convertible debenture due December 31, 1998 to Sovereign Partners, an unaffiliated investor, for $250,000.

       During the quarter ended September 30, 1998, the Company issued an aggregate of 2,747,014 shares of Common Stock upon exercise of options and warrants and conversion of convertible debt and equity securities.

       On November 19, 1998, the Company's Board of Directors voted to reprice certain options held by its directors and officers. In connection with the repricing, the Company canceled a total of 3,150,000 options held by its directors, C. Robert Cusick, Dhananjay G. Wadekar, Steven Georgiev and F. Howard Schneider, and issued to each individual an option to purchase a number of shares equal to the number of shares under the individual's canceled option at an exercise price of $0.125, the closing price of the Company's Common Stock on the date of the grant.

       On November 20, 1998, the Company issued to Project Capital Partners LLC, an unaffiliated investor, a $500,000 12% subordinated promissory note due March 20, 1999 and a warrant expiring November 20, 2000 to purchase 1,000,000 shares of Common Stock at $0.05 per share. The Company received proceeds of $500,000.

       On December 10, 1998, the Company issued 150,000 shares of Common Stock to Brad Donner and 150,000 shares of Common Stock to David Mura, in consideration for services rendered in connection with the Company's hiring of Mr. Cusick as President and Chief Executive Officer.

       On December 29, 1998, the Company issued a warrant to purchase 1,200,000 shares of common stock at $.375 per share through December 29, 2003 in consideration of future services to be rendered by an investment banker.

       During the quarter ended December 31, 1998, the Company issued an aggregate of 10,924,354 shares of Common Stock upon exercise of options and warrants and conversion of convertible debt and equity securities.

       The Company relied on one or more exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), for each of the foregoing transactions, including without limitation the exemption provided by
Section 4(2) of the Securities Act. The Company used all of the net cash proceeds raised by the sale of unregistered securities to repay indebtedness and for working capital.

       See Note 13 to the financial statements included in this Report, entitled "Subsequent Events," for information relating to sales of unregistered securities during the first quarter of fiscal 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The selected financial data set forth below has been derived from our audited financial statements. The information set forth below should be read in connection with the financial statements and notes thereto, as well as other information contained in this Report which could have a material adverse effect on our financial condition and results of operations. In particular, refer to the matters described under the headings "Factors That May Affect Future Results" contained elsewhere in this Report.

       We acquired Superior Pharmaceutical Company on June 18, 1997, and we acquired Generic Distributors on March 2, 1998. The acquisitions affect the comparability of the data presented below, in that the results of Generic Distributors and Superior are included only after the respective acquisition dates. The acquisitions were accounted for as purchases. See Note 3 to the Financial Statements, entitled "Business Acquisitions."



                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                                        1998                1997
                                                                                        ----                ----
STATEMENT OF OPERATIONS DATA
Revenues                                                                             $24,980,294        $ 14,009,730
Costs and Expenses                                                                    35,509,986          24,087,512
Operating Loss                                                                        10,529,692          10,077,782
Other Income (Expense), Net                                                           (2,082,317)         (2,163,496)
Net Loss                                                                             (12,612,009)        (12,241,278)
Less returns to preferred stock including beneficial conversion features                 883,859           2,108,000
Net loss applicable to common  stock                                                 (13,495,868)        (14,349,278)
Net Loss per share - basic                                                                $(0.67)             $(4.48)
Weighted average number of shares outstanding                                         20,059,286           3,204,163

BALANCE SHEET DATA:                                                                  December 31,        December 31,
                                                                                    ------------        ------------
                                                                                         1998                1997
                                                                                         ----                ----
Current Assets                                                                       $11,167,790         $13,933,096
Total Assets                                                                          21,445,450          29,348,114
Current Liabilities                                                                   21,671,563          25,644,392
Long term debt                                                                         1,510,813             328,500


Warrant put liability                                                                    858,435             750,594
Total Liabilities                                                                     24,040,811          26,723,486
Working Capital (Deficit)                                                            (10,503,773)        (11,711,296)
Stockholders' Equity (Deficit)                                                       $(2,595,361)         $2,624,628

OVERVIEW

       DynaGen makes and sells generic drugs for the human health care market. In 1998, we shifted our business focus from being a development and licensing company to building a company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals. We intend to implement this strategy through the acquisition of businesses, technologies and products that we believe are undervalued, as well as through internal product development. In August 1996, we acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, we acquired Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceuticals, in June 1997. In March 1998, we acquired Generic Distributors Limited Partnership through our wholly-owned subsidiary, Generic Distributors, Incorporated ("GDI"),

       We have financed our operating losses primarily through the proceeds from public and private stock offerings and debt offerings. We anticipate that revenues from product sales will not be sufficient to fund our current operations or produce an operating profit until such time as we can establish acceptance of our products in their respective markets and expand our distribution channels. We have incurred losses since inception and expect to incur additional losses until such time as we can successfully develop, manufacture, and sell or license our existing and proposed products and technologies.

       Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing or to renegotiate our agreements with our existing creditors, we may have to file for bankruptcy. Our independent auditors issued an opinion on our financial statements as of December 31, 1998 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. See "-- Certain Factors That May Affect Future Results" and "Business -- Risk Factors; Special Considerations."

RESULTS OF OPERATIONS

       Revenue: Revenues for the year ended December 31, 1998 were $24,980,294, compared to $14,009,730 for the year ended December 31, 1997. This increase of $10,970,564 is primarily the result of product sales by DynaGen's wholly-owned generic drug distribution subsidiaries, Superior acquired in June 1997 and Generic Distributors, Incorporated ("GDI") acquired in March 1998.

       Cost of Product Sales: Cost of product sales was approximately 85% of product sales for the year ended December 31, 1998 compared to 95% for the year ended December 31, 1997. The high percentage cost in 1998 and 1997 was due to low production and sales levels at Able, which did not support the fixed manufacturing costs of the Able facility. Cost of product sales for Superior and GDI for 1998 and 1997 was 79% and 81% of product sales, respectively.

       Research and Development: Research and development expenses for the year ended December 31, 1998 were $814,108, compared to $3,220,283 for the year ended December 31, 1997. 1997 R&D expenses were primarily the result of the NicErase-SL Phase 3 clinical trials, now concluded, and the NicErase-SL development program which has been discontinued. 1998 expenses relate to developing several generic versions of branded pharmaceuticals to support the generic drug business.

       Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended December 31, 1998 were $10,912,589, compared to $7,611,578 for the year ended December 31, 1997. The increase in expenses was primarily attributable to the acquisition of Superior in June 1997 and GDI in March 1998. Superior and GDI accounted for approximately $2,900,000 of the increase in expenses.

       Loss on Impairment: We recorded a $2,500,000 loss on impairment of Superior's customer lists in the fourth quarter of 1998 based on our current projections of Superior's future cash flows. We plan to continue to monitor and evaluate the accuracy of these projections during 1999. If cash flows do not occur as projected, we may be required to recognize additional impairment losses.

       Other Income: Investment income was $174,188 for the year ended December 31, 1998 as compared to $120,359 for the year ended December 31, 1997. Interest and financing expenses of $2,256,505 for the year ended December 31, 1998, compared to $2,283,855 for the year ended December 31, 1997, relate primarily to private placements of debt financing and bank loans related to the Superior and GDI acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 1998, we had a working capital deficit of $10,503,773, compared to working capital deficit of $11,711,296 at December 31, 1997. Cash was $97,045 at December 31, 1998 compared to $697,045 at December 31, 1997. Working capital increased primarily as a result of our acquisition of GDI and equity placements in 1998. We expect our cash needs for the next 12 months to be approximately $5,000,000. We expect to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, we will likely need to seek the protection of the bankruptcy courts. See "Business -- Risk Factors; Special Considerations" and "Certain Factors That May Affect Future Results."

       In June 1997, we acquired Superior Pharmaceutical Company, of Cincinnati, Ohio, for an adjusted purchase price of $15.9 million in cash, notes and stock. The merger agreement guaranteed that the selling shareholders would receive at least $5,000,000 in the stock value as of June 1998. The agreement provided that we would make up any shortfall in this guaranteed stock value through the issuance of additional stock and cash.

       At the time of the acquisition Superior had $30,000,000 in sales and was profitable. Superior's performance has declined sharply since the acquisition. Superior experienced loss of key personnel, declining revenues, erosion of margins and an overall decline in its business. Also, a number of key personnel at Superior were recruited by competitors immediately after the acquisition. This downturn has caused a severe shortage of working capital and consequently, we have not paid the former Superior stockholders all of the amounts set forth in the agreement as part of the purchase price.

       We used a combination of cash, a note and 166,667 shares of Common Stock to acquire Superior. The merger agreement provided that we would also be obligated to issue to the former stockholders of Superior up to an additional 1,666,667 shares of Common Stock if on June 18, 1998 the Common Stock had not had an average closing bid price of at least $30.00 per share for the 10 previous trading days. The merger agreement also stated that any difference between the value of the stock issued and the $5,000,000 guaranteed value was to be paid in cash. The Common Stock traded at approximately $0.50 per share as of June 18, 1998, and we therefore became obligated to pay approximately $4,000,000 in cash to the former stockholders of Superior. Under the agreement, we owe the former stockholders a total of approximately $9,000,000 in common stock, cash and notes. Because of the business downturn at Superior, we have not been able to obtain financing sufficient to settle all of the amounts owed to the former Superior stockholders.

       On July 31, 1998 we entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000. We continued to seek the exact amount and the form of payment (i.e., cash and/or stock) for the final settlement, but were unable to obtain sufficient financing. On December 17, 1998, the former Superior stockholders commenced a civil action in the Court of Common Pleas, Hamilton County, Ohio. The complaint filed by the former Superior stockholders alleged that we owed them approximately $9,000,000, including $4,166,667 in connection with promissory notes issued in connection with the merger as well as $4,817,660 as an adjustment to the purchase price. We have filed our response to this complaint. The former Superior stockholders have voluntarily continued to forbear in taking further action in connection with the lawsuit, and we are working to settle all outstanding issues between us. The two former Superior stockholders who are employees of Superior continue to be employed by Superior and to perform key functions for Superior and for DynaGen, both in connection with our continuing effort to seek additional financing and our ongoing operations.

       If we do not settle or successfully defend against the lawsuit, we will likely have to pay a substantial sum of money to the former owners of Superior. We would lose a substantial amount of assets and face liabilities of up to approximately $9,000,000, and we could be forced to liquidate all of our assets or to declare bankruptcy. We can give no assurance that we will be able to obtain financing to meet the obligations to pay the former Superior shareholders. See "-- Certain Factors That May Affect Future Results" and "Business -- Legal Proceedings."

       We have satisfied various liabilities by divesting substantially all of our equity ownership in BioTrack, Inc., a subsidiary formed to develop and commercialize a technology involving tumor localization and tracking. In 1998, in connection with our plan to shift our business to generic drug manufacturing and distribution, the Board of Directors determined that BioTrack did not fit into our plan to be a generic drug manufacturing and distribution company. On April 30, 1998, the Board of Directors unanimously voted to divest our majority share in BioTrack. Our equity in BioTrack was reduced to approximately 1,300,000 shares, or 26%, and we distributed the balance to the inventors of the technology, investors and BioTrack management. In February 1999, the Board of Directors voted to issue options to purchase 1,045,000 shares of BioTrack to various individuals, including each of the directors, in consideration of services render to DynaGen by each of the individuals. If these options are all exercised in full, then we will own 255,000 shares of BioTrack.

       We have senior secured working capital and lending facilities from three separate entities. Huntington National Bank has provided working capital for Superior Pharmaceutical. The initial note matured in June 1998 and since then, Huntington has extended the facility on a monthly basis. Fleet Capital has provided a term loan for the acquisition of GDI and K&L Financial has provided working capital for Able Laboratories. We are in default of certain financial covenants, but we have not defaulted on payment obligations.

       To date we have met substantially all of our capital requirements through the sale of securities and loans convertible into common stock. The negative impact of events in 1997 and 1998 has therefore severely limited our ability to raise capital in a conventional sale of our securities. We have engaged an investment banking firm, which specializes in turnaround of companies, to seek both debt and equity financing. We have received a commitment from a national bank for a working capital loan and term loan. If we obtain this financing, we intend to use the working capital line to consolidate our current debt from the three existing lenders. The commitment is contingent upon our settling outstanding Superior payment obligations and obtaining at least $4 million in equity capital. We have received commitments from two separate groups of investors for this equity investment.

       We cannot give any assurance that these commitments will result in investments and lending by these investors. If we cannot raise such financing, we will not be able to satisfy the Superior obligation and have working capital for our other operations. Under such circumstances we will have to seek protection of the bankruptcy courts. See "Business -- Risk Factors; Special Considerations" and "Certain Factors That May Affect Future Results."

       We have also been working with our trade creditors to reduce our obligations. A substantial majority of the creditors have accepted our payment plans, which include periodic payments, discounts of amounts outstanding, and acceptance of shares of Common Stock.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Report that are not historical facts (including but not limited to, statements contained in Item 1 of this Report ("Business") relating to our strategy with respect to the development and marketing of our products and to statements contained in Item 6 of this Report ("Management's Discussion and Analysis of Financial Condition and Results of Operations") relating to liquidity and capital resources constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-KSB, as well as the accuracy of our internal estimates of revenue and operating expense levels.

       The following risk factors should be read in conjunction with the financial statements and related notes thereto. The following factors, among others, could cause our actual results to differ materially from those contained in forward looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

       OUR FINANCIAL CONDITION IS HIGHLY UNCERTAIN; WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES

       We have incurred operating losses in every operating period since our inception and had an accumulated deficit of $50,153,553 as of December 31, 1998. We incurred a net loss of $12,612,009 in the year ended December 31, 1998.

       Our losses have resulted principally from expenses we incurred in research and development activities, and from general and administrative costs associated with our development efforts. In addition, our Able subsidiary has incurred operating losses, primarily because revenues have not equaled expenses. To continue development of our current and proposed products, we will need to expend substantial additional resources to conduct further product development and to establish manufacturing, sales, marketing, regulatory and administrative capabilities. Therefore, we expect to incur substantial operating losses over the next several years as we expand our product programs and commence marketing efforts. We can give no assurance that we will ever generate substantial revenues from our business, or achieve profitability.

       OUR ABILITY TO CONTINUE OPERATIONS IS IN QUESTION; WE NEED TO RAISE SIGNIFICANT ADDITIONAL FUNDS TO CONTINUE OPERATIONS

       Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing or to renegotiate our agreements with our existing creditors, we may be obliged to seek protection from our creditors by declaring bankruptcy. Our independent auditors issued an opinion on our financial statements as of December 31, 1998 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The reasons cited by the independent auditors include the following:

       o we have incurred recurring losses from operations resulting in a stockholders' deficit and a working capital deficiency at December 31, 1998;

       o we have defaulted on conditions placed upon us by our banks and other lenders;

       o we have substantial liabilities to the former stockholders of Superior Pharmaceutical Company, which are past due, and we are involved in litigation with the former Superior stockholders over this liability;

       o our ability to use cash generated by our subsidiaries is restricted under the terms of the subsidiaries' loan agreements.

       OUR FINANCIAL CONDITION IS HIGHLY UNCERTAIN, AND WE MAY NEED TO SEEK PROTECTION FROM OUR CREDITORS BY FILING FOR BANKRUPTCY

       We will likely be forced to declare bankruptcy if we cannot continue to pay our creditors. As of December 31, 1998, our total assets were less than our total liabilities. We need to raise at least $5,000,000 to continue operations for the next year. We also need to renegotiate the terms of our existing agreements with our creditors. If we do not raise the necessary money or are not successful in renegotiating the terms of our existing arrangements, we will probably have to seek the protection of the bankruptcy courts and holders of Common Stock would stand to lose their entire investment. Among other things, we need substantial funds to settle all liabilities to the former stockholders of Superior. See "-- Our Ability to Continue Operations is in Question; We Need to Raise Significant Additional Funds to Continue Operations" and "-- We Face Substantial Obligations Relating to the Acquisition of Superior."

       OUR INTANGIBLE ASSETS ARE SUBJECT TO IMPAIRMENT LOSS

       Depending on our future performance, we may have to recognize a material loss because of the nature of certain of our assets. When we acquired Superior and GDI, we paid more for the companies than the fair value of the tangible assets we acquired. Accounting rules require us to record the difference on our books as an intangible asset. Intangible assets are "long-lived" assets which remain on our balance sheet as we amortize them. The accounting rules also require us to record an impairment loss if, and to the extent that, the expected cash flow to be produced by an acquired asset over its useful life is less than the carrying amount of the asset. We also must review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may be not be recoverable.

       Intangible assets such as customer lists and goodwill account for a high percentage of the total assets on our balance sheet. In light of our continuing operating losses and negative cash flow, in August 1998 we undertook an impairment analysis of these intangible assets. Based on projections of future cash flows expected at that time to be produced by the acquired assets, we determined, at that time, that the assets were not impaired.

       In February 1999, we reviewed and evaluated the assets and the cash flow projections underlying the impairment analysis. We decided at that time to record a $2,500,000 loss on impairment of the Superior customer lists in our 1998 financial statements, based on revised projections of Superior's future cash flows.

       We intend to continue to evaluate these long-lived assets as required by the accounting rules, and to monitor and evaluate the accuracy of the assumptions and beliefs underlying our revenue projections. If our anticipated cash flows do not occur as projected, and as a result we determined that the assets are further impaired, we would be required to recognize an additional loss in accordance with the accounting rules.

       OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ STOCK MARKET

       Our Common Stock was delisted from the Nasdaq Stock Market as of the close of trading on October 6, 1998. We anticipate that our Common Stock will continue to trade on the Boston Stock Exchange and will also be quoted on the OTC Bulletin Board. Delisting of the Common Stock from the Boston Stock Exchange could have a material adverse effect on the public perception of the value of the common stock and, consequently, on our ability to raise capital necessary for our continued operations.

       OUR COMMON STOCK MAY BE SUBJECT TO PENNY STOCK RULES

       The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stock characterized as "penny stocks," and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years, (ii) net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 for the last three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

       If our Common Stock were delisted from the Boston Stock Exchange, and if at that time we did not have at least $2,000,000 in net tangible assets or at least $6,000,000 in average annual revenue for the last three years, trading in the Common Stock would be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker/dealers who recommend such securities to persons other than established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker/dealers to trade in our Common Stock and thus would make it more difficult for purchasers of Common Stock to sell their securities in the secondary market. The market liquidity for the Common Stock could be severely affected.

       WE ARE OBLIGATED TO ISSUE A LARGE NUMBER OF SHARES OF COMMON STOCK AT PRICES BELOW THE MARKET PRICE, WHICH COULD ADVERSELY AFFECT THE VALUE OF THE COMMON STOCK

       We are obligated to issue a large number of shares at prices lower than market value. Therefore, the Common Stock could lose value if a large number of shares are issued into the market. At December 31, 1998 we had 37,612,612 shares of Common Stock issued and outstanding. We have issued a large number of securities, such as options, warrants, convertible preferred stock and convertible notes, that are convertible by their holders into shares of Common Stock. As of December 31, 1998, we were obligated to issue up to approximately 31,282,349 shares of Common Stock upon the conversion or exercise of convertible securities. We have also reserved 9,865,390 shares of Common Stock for issuance pursuant to options granted to our employees, officers, directors and consultants. The holders of these convertible securities likely would only exercise their rights to acquire Common Stock at times when the exercise price is lower than the price at which they could buy the Common Stock on the open market. Therefore, because we would likely receive less than current market price for any shares of Common Stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of Common Stock held by existing investors. Also, the exercise of a large number of convertible securities could limit our ability to obtain additional equity capital by selling Common Stock. In all likelihood, we would be able to sell shares of Common Stock elsewhere on more favorable terms at the time the holders of convertible securities choose to exercise their rights.

       WE FACE SUBSTANTIAL OBLIGATIONS RELATING TO THE ACQUISITION OF SUPERIOR

       We acquired Superior in June 1997. At the time, Superior had $30,000,000 in sales and was profitable. Superior's performance has declined sharply since the acquisition. This downturn caused a cash shortage and consequently, we have not paid the former Superior stockholders all of the amounts set forth in the agreement as part of the purchase price.

       We used a combination of cash, a note and 166,667 shares of Common Stock to acquire Superior in June 1997. The merger agreement for the Superior acquisition provided that we would also be obligated to issue to the former stockholders of Superior up to an additional 1,666,667 shares of Common Stock if on June 18, 1998 the Common Stock had not had an average closing bid price of at least $30.00 per share for the 10 previous trading days. The merger agreement also stated that any difference between the value of the stock issued and the $5,000,000 guaranteed value was to be paid in cash. The Common Stock traded at approximately $0.50 per share as of June 18, 1998, and we therefore became obligated to pay approximately $4,000,000 in cash to the former stockholders of Superior. Under the agreement, we owe the former stockholders a total of approximately $9,000,000 in common stock, cash and notes. Because of the business downturn at Superior, we have not been able to obtain financing sufficient to settle all of the amounts owed to the former Superior stockholders.

       On July 31, 1998 we entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000. We continued to seek the exact amount and the form of payment (i.e., cash and/or stock) for the final settlement, but were unable to obtain sufficient financing.

       On December 17, 1998, the former Superior stockholders commenced a civil action in the Court of Common Pleas, Hamilton County, Ohio. The complaint filed by the former Superior stockholders alleged that we owed them approximately $9,000,000, including $4,166,667 in connection with promissory notes issued in connection with the merger as well as $4,817,660 as an adjustment to the purchase price. We have filed our response to this complaint. The former Superior stockholders have voluntarily continued to forbear in taking further action in connection with the lawsuit, and we are working to settle all outstanding issues between us. The two former Superior stockholders who are employees of Superior continue to be employed by Superior and to perform key functions for Superior and for DynaGen, both in connection with our continuing effort to seek additional financing and our ongoing operations.

       If we do not settle or successfully defend against the lawsuit, we will likely have to pay a substantial sum of money to the former owners of Superior. We would lose a substantial amount of assets and face liabilities of up to approximately $9,000,000, and we could be forced to liquidate all of our assets or to declare bankruptcy.

       We can give no assurance that we will be able to obtain financing to meet the obligations to pay the former Superior shareholders.

       WE FACE INTENSE COMPETITION FROM A WIDE RANGE OF MANUFACTURERS

       The generic drug manufacturing and distribution business is highly competitive. We compete with several companies that are better capitalized and that have financial and human resources significantly greater than ours. Because we manufacture generic drugs, our products by their very nature are chemically and biologically equivalent to the products of our larger and profitable competitors. These larger companies could capture a significant share of the market.

       OUR STOCK PRICE IS HIGHLY VOLATILE; THE VALUE OF THE COMMON STOCK MAY FLUCTUATE WIDELY FROM DAY TO DAY

       Volatility in our stock price may negatively impact the market price of our Common Stock and increases the risk that we could be the subject of costly securities litigation. The market price of our Common Stock has fluctuated between $70.00 and $.10 from January 1, 1993 to December 31, 1998 and was approximately $.25 on January 27, 1999. It is likely that the price of the Common Stock will continue to fluctuate widely in the future. The market price of our Common Stock could fluctuate substantially based on a variety of factors, including:

       o         quarterly fluctuations in our operating results;

       o         announcements of new products by us or our competitors;

       o         key personnel losses;

       o         sales of common stock; and

       o         developments or announcements with respect to industry
                  standards, patents or proprietary rights.

       WE MAY BE SURPRISED BY YEAR 2000 ISSUES

       Many currently installed software products and computer systems are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This ability is commonly referred to as being Year 2000 compliant. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. We have not conducted a Year 2000 review of our vendors and suppliers or licensees. Failure of systems maintained by our vendors and suppliers to operate properly with regard to the Year 2000 and thereafter could require us to incur significant unanticipated expenses to remedy any problems or replace affected vendors and suppliers. See "Year 2000 Compliance."

       WE MAY FACE PRODUCT LIABILITY FOR WHICH WE ARE NOT ADEQUATELY INSURED

       The testing, marketing and sale of pharmaceutical products for human use entail inherent risks. Liability might result from claims made directly by consumers or by pharmaceutical companies or others selling our products. Superior, GDI and Able presently carry product liability insurance in amounts that we believe to be adequate, but there can be no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We intend to seek to obtain insurance coverage if and when our proposed products are commercialized but can give no assurance that we will be able to obtain such insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect us against such potential liability or at a reasonable cost. The obligation to pay any product liability claim or a recall of a product could have a material adverse affect on our business, financial condition and future prospects.

       INTENSE REGULATION BY GOVERNMENT AGENCIES MAY DELAY OUR EFFORTS TO COMMERCIALIZE OUR PROPOSED DRUG PRODUCTS

       Our research, preclinical development, clinical trials, manufacturing and marketing of our proposed products are subject to extensive regulation by numerous governmental authorities in the United States (including the FDA), and other equivalent foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. We can give no assurance that we will be able to obtain the necessary approvals for clinical testing or for the manufacturing or marketing of our proposed products. Present and future governmental regulatory processes could prevent or delay approval of our products make them too costly for us to pursue. Also, if we failed to comply with applicable regulatory requirements we could face fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Our success in the generic drug market depends in part on our ability to obtain FDA approval of ANDAs for our new products, as well as our ability to procure a continuous supply of raw materials and to validate the manufacturing processes used to produce consistent test batches for FDA approval. Sources for certain materials for our products must be approved by the FDA, and in many instances only one source has been approved. If raw materials from a specified supplier were to become unavailable, we would be required to file a supplement to our ANDA and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. Additionally, there is often a time lag, sometimes significant, between the receipt of ANDA approval and the actual marketing of the approved product due to this validation process.

       The Able Laboratories facility is subject to plant inspections by the FDA to determine compliance with cGMP standards. We could be subject to fines and sanctions such as the suspension of manufacturing or the seizure of drug products if we were found to be in non-compliance with cGMP standards.

YEAR 2000 COMPLIANCE

       Many computer systems and software products could experience problems handling dates beyond the year 1999 because the systems are coded to accept only two-digit entries in the date code fields. Inability of products and systems on which we rely to process these dates could have a material adverse effect on our business.

       We have assessed our internal processes and systems. We believe that our sales, administration, and general operations are substantially year 2000 compliant. Prior to purchasing any new equipment or software, it is company policy to ensure that the specifications include year 2000 compliance.

       We intend to query major suppliers and other third parties upon which we may be dependent to determine the extent of their Year 2000 compliance. We intend to complete this inquiry and assessment of the Year 2000 readiness of the systems and products of these suppliers and other third parties by mid-1999. However, due to the need to devote management and financial resources to other matters, we have not as yet completed this inquiry and assessment.

       Contingency Plan

       To minimize potential disruptions, we intend to adopt a contingency plan, if deemed necessary, to address any issues raised during our planned assessment in 1999. Because no specific instance of material

Year 2000 non-compliance has been discovered to date, we have not adopted a contingency plan to deal with Year 2000 issues.

       Costs

       Based on our internal investigation to date, we do not expect the total costs of our Year 2000 review and compliance to have a material adverse effect on our business or financial results. We may have to spend a material amount to develop and implement a contingency plan during 1999, if we find that a material supplier or other third party on whom we rely will face business interruptions as a result of Year 2000 issues.

       Risk

       Based on our review of our Year 2000 issues to date, we do not anticipate significant interruption of normal internal operations. The risk posed by Year 2000 issues depends substantially on the number and type of any instances of non-compliance that have not yet been discovered by us. To the extent that our internal systems, or products and services obtained from third parties, are found not to be Year 2000 compliant, we could face business disruptions which could, in turn, cause delays in meeting operating goals and could divert significant management resources.

ITEM 7.  FINANCIAL STATEMENTS

       DynaGen's Consolidated Financial Statements and Related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 7 are as follows:

       Independent Auditors' Report

       Financial Statements:

                Consolidated Balance Sheets - December 31, 1998 and 1997

                Consolidated Statements of Loss - Years Ended December 31, 1998 and 1997

                Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1998 and 1997

                Consolidated Statements of Cash Flows - Years Ended December 31, 1998 and 1997

                Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
DynaGen, Inc.
Cambridge, Massachusetts

       We have audited the accompanying consolidated balance sheets of DynaGen, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynaGen, Inc. and subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations resulting in a stockholders' deficit and a working capital deficiency at December 31, 1998. In addition, the Company has debt obligations which are in default, a significant acquisition obligation in connection with its acquisition of Superior Pharmaceutical Company ("Superior"), is involved in litigation with the former stockholders of Superior and access to the cash and equity of Superior and Generic Distributors, Inc. is restricted under the terms of their loan agreements. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       As described in Note 1, the Company restated its financial statements to present the effect of a beneficial conversion discount on the convertible notes issued in 1996.


/s/    WOLF & COMPANY, P.C.

Boston, Massachusetts
February 12, 1999, except for Note 13 as to which the date is March 29, 1999

                                  DYNAGEN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                                  ------------
                                                                            1998                1997
                                                                            ----                ----
                                                      ASSETS
Current assets:

       Cash and cash equivalents                                        $    97,045            $   697,045
       Accounts receivable, net of allowance for doubtful
                accounts of $68,133 and $43,118                           3,673,472              3,152,779
       Rebates                                                              398,724                713,976
       Inventory                                                          6,647,079              9,111,324
       Notes receivable                                                     150,000                110,000
       Prepaid expenses and other current assets                           201,470                 147,972
                                                                        -----------            -----------
         Total current assets                                            11,167,790             13,933,096
                                                                        -----------            -----------
Property and equipment, net                                               1,685,010              1,772,878
                                                                        -----------            -----------
Other assets:
       Customer lists, net of accumulated amortization of
                $4,205,133 and $1,361,200                                 7,636,072             12,250,800
       Goodwill, net of accumulated amortization of
                $48,567 and $22,751                                         337,652                363,468
       Patents and trademarks, net of accumulated amortization of
                $0 and $89,164                                               65,229                345,381
       Deferred debt financing costs, net of accumulated
                amortization                                                277,325                359,621
       Deposits and other assets                                            276,372                322,870
                                                                        -----------            -----------
        Total other assets                                                8,592,650             13,642,140
                                                                        -----------            -----------
                                                                        $21,445,450            $29,348,114
                                                                        ===========            ===========


          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.
                    CONSOLIDATED BALANCE SHEETS - (Continued)

                                                                                  December 31,
                                                                                  ------------
                                                                            1998                1997
                                                                            ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Bank overdraft                                                      $621,313              $142,616
       Notes payable and current portion of long-term debt               13,162,041            14,933,043
       Accounts payable and accrued expenses                              3,705,209             6,485,733
       Deferred revenue                                                     100,000                    --
       Acquisition obligation                                             4,083,000             4,083,000
                                                                        -----------            -----------
         Total current liabilities                                       21,671,563            25,644,392
Warrant put liability                                                       858,435               750,594
Long term debt, less current portion                                      1,510,813               328,500
                                                                        -----------            -----------
         Total liabilities                                               24,040,811            26,723,486
                                                                        -----------            -----------
Commitments and contingencies Stockholders' equity (deficit):
       Preferred stock, $.01 par value, 10,000,000 shares authorized
        52,152 and 63,522 shares of Series A through H outstanding,
         (liquidation value $5,212,977 and $6,348,417)                          521                   635
       Common stock, $.01 par value, 75,000,000 shares authorized,
         37,612,612 and 4,315,137 shares issued and outstanding             376,126                43,151
       Additional paid-in capital                                        47,181,545            40,122,386
       Accumulated deficit                                              (50,153,553)          (37,541,544)
                                                                        -----------            -----------
       Total stockholders' equity (deficit)                             (2,595,361)              2,624,628
                                                                        -----------            -----------
                                                                        $21,445,450            $29,348,114
                                                                        ===========            ===========


          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                Year Ended December 31,
                                                                -----------------------
                                                             1998                    1997
                                                             ----                    ----
Revenues:
  Product sales                                          $24,979,594               $13,920,904
  Fees and royalties                                             700                    88,826
                                                         -----------               -----------
       Total revenues                                     24,980,294                14,009,730
                                                         -----------               -----------
Costs and expenses:
  Cost of sales                                           21,283,289                13,255,651
  Research and development                                   814,108                 3,220,283
  Selling, general and administrative                     10,912,589                 7,611,578
  Loss on impairment of customer lists                     2,500,000                        --
                                                         -----------               -----------
       Total costs and expenses                           35,509,986                24,087,512
                                                         -----------               -----------
       Operating loss                                    (10,529,692)              (10,077,782)
                                                         -----------               -----------
Other income (expense):
  Investment income, net                                     174,188                   120,359
  Interest and financing expense                          (2,256,505)               (2,283,855)
                                                         -----------               -----------
       Other income (expense), net                        (2,082,317)               (2,163,496)
                                                         -----------               -----------
       Net loss                                          (12,612,009)              (12,241,278)
Less returns to preferred stockholders:
  Beneficial conversion feature                              733,000                 1,918,000
  Dividends paid and accrued                                 150,859                   190,000
                                                         -----------               -----------
Net loss applicable to common stock                    $(13,495,868)              $(14,349,278)
                                                         ===========               ===========
Net loss per share-basic                                 $    (0.67)               $     (4.48)
                                                         ===========               ===========
Weighted average shares outstanding                       20,059,286                 3,204,163
                                                         ===========               ===========


          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      Preferred Stock                  Common Stock
                                                                      ---------------                  ------------

                                               Comprehensive
                                                  Income             Shares          Amount          Shares         Amount
                                                  ------             ------          ------          ------         ------
Balance at December 31, 1996                                              --      $        --       2,910,623    $     29,106
Stock issued in private placements                                    69,950              699         147,500           1,475
Common Stock issued for Superior acquisition                              --               --         166,667           1,667
Exercise of stock options                                                 --               --             150               2
Issuance of common stock purchase warrants                                --               --              --              --
Delayed registration penalty                                              --               --              --              --
Stock options and warrants issued for services                            --               --              --              --
Stock issued for interest obligation                                      --               --           6,418              64
Conversions of note payable                                            5,015               50         113,959           1,140
Conversion of preferred stock                                       (11,443)            (114)         757,320           7,573
Stock issued for services                                                                             212,500           2,124
Decrease in unrealized gain on investment      $     (1,307)              --               --              --              --
securities
Net loss for the year ended December 31, 1997  $(12,241,278)              --               --              --              --
                                                ------------         -------          -------         -------         -------
                                                (12,242,585)
Balance at December 31, 1997                                          63,522              635       4,315,137          43,151
Exercise of stock options                                                 --               --          30,000             300
Shares issued for GDI acquisition                                     12,000              120              --              --
Shares issued in private placements                                   34,000              340              --              --
Commission paid on private placement                                      --               --              --              --
Delayed registration penalty                                              --               --              --              --
Stock options and warrants issued for service                             --               --              --              --
Conversions of debt                                                       --               --       8,281,362          82,814
Conversion of preferred stock                                       (57,370)            (574)      20,230,295         202,303
Conversion of related party loans                                         --               --       1,893,333          18,933
Common stock issued for interest                                          --               --         733,214           7,332
Common stock issued for services                                          --               --       1,829,271          18,293
Common stock issued for bonus                                             --               --         300,000           3,000
Beneficial conversion feature of convertible                              --               --              --              --
note and debentures
Adjustment due to change in ownership of                                  --               --              --              --
former  subsidiary
Net loss for the year ended December 31, 1998  $(12,612,009)              --               --              --              --
                                                ------------         -------          -------         -------         -------
                                               $(12,612,009)
Balance at December 31, 1998                     ==========           52,152             $521      37,612,612        $376,126
                                                                      ======             ====      ==========        ========

                                  DYNAGEN, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)(continued)

                                                                                  Accumulated
                                                 Additional                          Other
                                                   Paid-In      Accumulated      Comprehensive
                                                   Capital         Deficit           Income         Total
                                                   -------         -------           ------         -----
Balance at December 31, 1996                     $30,323,869   $(25,300,266)           $1,307     $5,054,016
Stock issued in private placements                 6,672,473              --               --      6,674,647
Common Stock issued for Superior acquisition         915,333              --               --        917,000
Exercise of stock options                              1,123              --               --          1,125
Issuance of common stock purchase warrants               450              --               --            450
Delayed registration penalty                       (328,500)              --               --      (328,500)
Stock options and warrants issued for services       801,034              --               --        801,034
Stock issued for interest obligation                  59,774              --               --         59,838
Conversions of note payable                        1,495,163              --               --      1,496,353
Conversion of preferred stock                        (7,459)              --               --             --
Stock issued for services                            189,126              --               --        191,250
Decrease in unrealized gain on investment                 --              --          (1,307)        (1,307)
securities
Net loss for the year ended December 31, 1997             --    (12,241,278)               --   (12,241,278)
                                                  ----------    -----------           -------   ------------

Balance at December 31, 1997                      40,122,386    (37,541,544)               --      2,624,628
Exercise of stock options                              8,700              --               --          9,000
Shares issued for GDI acquisition                  1,199,880              --               --      1,200,000
Shares issued in private placements                3,399,660              --               --      3,400,000
Commission paid on private placement               (150,168)              --               --      (150,168)
Delayed registration penalty                       (175,000)              --               --      (175,000)
Stock options and warrants issued for service        303,996              --               --        303,996
Conversions of debt                                1,077,186              --               --      1,160,000
Conversion of preferred stock                      (201,729)              --               --             --
Conversion of related party loans                    276,067              --               --        295,000
Common stock issued for interest                     169,407              --               --        176,739
Common stock issued for services                     576,672              --               --        594,965
Common stock issued for bonus                        128,400              --               --        131,400
Beneficial conversion feature of convertible         175,000              --               --        175,000
note and debentures
Adjustment due to change in ownership of             271,088              --               --        271,088
former  subsidiary
Net loss for the year ended December 31, 1998             --    (12,612,009)               --   (12,612,009)
                                                  ----------    -----------           -------   ------------

Balance at December 31, 1998                     $47,181,545   $(50,153,553)          $    --   $(2,595,361)
                                                 ===========   ============           =======   ============

                                  DYNAGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                       1998               1997
                                                                       ----               ----
Cash flows from operating activities:
  Net loss                                                         $(12,612,009)      (12,241,278)
  Adjustments to reconcile net loss to net cash used
    for operating activities:
    Loss on impairment of customer lists                              2,500,000                --
    Beneficial conversion feature of convertible note                   175,000                --
    Stock and stock options issued for services                       1,030,161           992,284
    Depreciation and amortization                                     3,438,497         1,714,250
    Adjustment due to change in ownership
      of former subsidiary                                              271,088                --
    Amortization and accretion of (discounts)
     premiums on investment securities                                       --           (10,152)
    Stock issued for interest obligation                                176,739            59,838
    Write-off of patent costs                                           224,984                --
   (Increase) decrease in operating assets:
    Accounts receivable                                                 198,561          (428,612)
    Rebates                                                             315,252          (215,672)
    Inventory                                                         3,516,029        (1,268,351)
    Prepaid expenses and other current assets                           (45,518)          170,149
    Deposits and other assets                                            50,636          (211,250)
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses                            (3,108,549)        4,521,843
    Deferred revenue                                                    100,000                --
                                                                   ------------     -------------
      Net cash used for operating activities                         (3,769,129)       (6,916,951)
                                                                   ------------     -------------
Cash flows from investing activities:
  Purchase of investment securities                                          --        (1,186,455)
  Sales and maturities of investment
    securities                                                               --         4,200,000
  Purchase of wholly-owned subsidiary                                (1,296,205)       (6,878,463)
  Purchase of property and equipment                                   (192,005)         (959,224)
Patent and trademark costs                                                   --          (103,067)
(Increase) decrease in notes receivable                                 (40,000)           75,000
                                                                   ------------     -------------
     Net cash provided by (used for) investing
       activities                                                    (1,528,210)       (4,852,209)
                                                                   ------------     -------------
Cash flows from financing activities:
  Net proceeds from stock warrants and options                            9,000             1,125
  Net proceeds from private stock placements                          3,249,832         6,775,920
  Net proceeds from debt placements                                   3,557,000         3,326,898
 Payment of debt obligations                                          (335,748)                --
 Net change in line of credit                                        (2,029,606)          524,013
 Net change in accounts receivable factoring                            184,830                --
  Increase in bank overdraft                                            478,697           142,616
  Payment of Superior notes payable                                    (416,666)         (416,667)
                                                                   ------------     -------------
     Net cash provided by financing activities                        4,697,339        10,353,905
                                                                   ------------     -------------
Net change in cash and cash equivalents                                (600,000)       (1,415,255)
Cash and cash equivalents at beginning of year                          697,045         2,112,300
                                                                   ------------     -------------
Cash and cash equivalents at end of year                           $     97,045     $     697,045
                                                                   ============     =============


Supplemental cash flow information:
     Interest paid                                                 $  1,279,820       $   574,300
     Conversion of debt into common stock                             1,160,000                --
     Conversion of related party loans into common stock                295,000                --
     Debt issued for delayed registration penalty                       175,000                --


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     On June 18, 1997, the Company purchased all of the common stock of Superior Pharmaceutical Company for $15,850,000. In connection with the acquisition, non cash financing activities, liabilities assumed and goodwill and customer lists were as follows:

    Fair value of assets acquired                                 $ 10,810,660
    Cash paid for common stock                                      (6,250,000)
    Common stock issued and acquisition obligation                  (5,000,000)
    Note payable issued, net of adjustment                          (4,600,000)
    Liabilities assumed                                             (8,263,478)
                                                                  ------------
    Goodwill and customer lists (exclusive of other
      acquisition costs of $694,890)                              $ 13,302,818
                                                                  ============

On March 2, 1998, the Company purchased the net assets of Generic Distributors Limited Partnership for $2,350,000. In connection with the acquisition, non-cash financing activities, liabilities assumed and customer lists were as follows:

    Fair value of assets acquired                                  $2,375,274
    Cash paid                                                      (1,200,000)
    Preferred stock issued                                         (1,150,000)
    Liabilities assumed                                              (658,274)
                                                                     --------
    Customer lists (exclusive of other acquisition
      costs of $96,205)                                           $   633,000
                                                                  ============


Additional cash flow information is included in Note 6.

          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") and its wholly-owned subsidiaries, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company ("Superior") and Generic Distributors Inc. ("GDI") both of which are engaged in the distribution of generic pharmaceuticals and Apex Pharmaceuticals, Inc. which is developing therapeutic products. The consolidated financial statements no longer include the accounts of BioTrack, Inc. for the reason described below. All significant intercompany balances and transactions have been eliminated in consolidation.

       During 1998, the Company sold 300,000 shares of its BioTrack subsidiary's common stock, recognizing a gain of $150,000, which is included in investment income. In April 1998, BioTrack redeemed 3,930,000 shares of its common stock held by the Company for a $1,000,000 promissory note. This note has not been recognized in the accompanying financial statements because of the uncertainty and risks inherent in technology start-up companies. As a result of the ownership changes in BioTrack described above, the Company adjusted its investment in BioTrack by $271,088 which was added to additional paid-in capital. The Company's ownership interest in BioTrack at December 31, 1998 was approximately 26%. Accordingly, BioTrack's financial statements are not included in the accompanying consolidated financial statements. The Company's remaining investment is carried on the equity basis of accounting. In February 1999, the Company granted options to various individuals, including each of the directors, to purchase an aggregate 1,045,000 shares at $.50 per share of the BioTrack stock owned by the Company. The options expire in February 2004.

FINANCIAL STATEMENT RESTATEMENT

       The accompanying financial statements have been restated from those originally issued to reflect a change in accounting for the February 1996 issuance of a convertible note, as described in Note 6 to the financial statements. The convertible note was convertible into common stock at a discount to the traded market price. At the date of issuance, the Company did not allocate any portion of the proceeds received to the beneficial discount.

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

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                           As Reported            As Restated
                                           -----------            -----------
At December 31, 1997:
     Additional paid-in capital           $  39,137,311           $ 40,122,386
                                          =============           ============
     Accumulated deficit                   $(36,556,469)          $(37,541,544)
                                           ============           ============


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

PATENTS, TRADEMARKS AND DEFERRED DEBT FINANCING COSTS

       Patent and trademark costs are amortized over a five-year period on a straight-line basis commencing on the earlier of the date placed in service or the date the patent or trademark is granted. Deferred debt financing costs are being amortized on a straight-line basis over the term of the debt. The related amortization expense for the year ended December 31, 1998 and 1997 was $99,627 and $99,888.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        In December 1998, patents and trademarks with a net carrying value of $224,984 were written off as management is no longer actively marketing the underlying products.

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

STOCK-BASED COMPENSATION

       Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to remain with the accounting in Opinion No. 25 and as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after July 1, 1995. (See Note 10.)

EARNINGS PER SHARE

       Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

       For all periods presented, options, warrants and put warrants, were anti-dilutive and excluded from the diluted earnings per share computations.

       The loss applicable to common stockholders has been increased by the stated dividends on the convertible preferred stock and the amortization of discounts on convertible preferred stock due to beneficial

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


conversion features. Shares of common stock contingently issuable to the former stockholders of Superior have not been included in earnings per share because to do so would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

       SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted these disclosure requirements beginning in the first quarter of 1998.

       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

2.     GOING CONCERN

       The Company has incurred recurring losses from operations resulting in an accumulated deficit of $50,153,553 and a working capital deficiency of $10,503,773 at December 31, 1998. In addition, the Company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:

       Sirrom Capital Corporation ("Sirrom") and Odyssey Investment Partners, L.P. ("Odyssey") - The Company issued secured promissory notes in the aggregate principal amount of $3,000,000 on June 18, 1997 which were due June 17, 2002. In addition, the Company issued stock warrants to purchase in the aggregate 40,000 shares of the Company's common stock and granted Sirrom and Odyssey the right to sell to the Company the warrants (put warrants) under a put and substitution agreement. At the time of issuance, $702,000 of the proceeds was allocated to the put warrants, resulting in a discount on the promissory notes.

       The discount on the notes was being amortized to expense over the term of the promissory notes. The Company is in default of certain covenants in the loan agreement and has not obtained a waiver of the defaults from the lender. Accordingly, the total principal amount of the loan, $3,000,000, has been classified as a current liability and the unamortized discount on the loan was charged to expense at December 31, 1997. (See Note 6.)

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       Superior Pharmaceutical Company - The Company acquired Superior on June 18, 1997 for an adjusted purchase price of $15,850,000. The purchase price was paid as follows: $6,250,000 in cash, $5,000,000 ($4,600,000 as adjusted) of 9.5%
secured promissory notes to the former Superior stockholders due in quarterly installments through June 30, 2000 and common stock of the Company with a guaranteed value of $5,000,000.

       At December 31, 1998, the Company is in default under the terms of the notes and the balance of $3,766,667 has been classified as a current liability.

       The Company issued 166,667 shares of common stock to the former Superior stockholders on June 18, 1997. The agreement with the Superior stockholders provided that on June 18, 1998, the Superior stockholders would receive up to an additional 1,666,667 shares of common stock, if the Company's stock price was less than $30.00 per share. Any difference between the value of the stock received and the $5,000,000 guaranteed value is to be paid in cash. The common stock issued and issuable did not reach the specified level of $5,000,000 as of June 18, 1998. Accordingly, the Company accrued a current liability to the former Superior stockholders in the amount of $4,083,000 at December 31, 1997 and reduced the amount originally added to additional paid-in capital at the time of acquisition. On June 18, 1998, the value of the common stock issued was approximately $83,000 and the value of the additional common stock issuable under the agreement was approximately $834,000 resulting in a $4,083,000 cash obligation.

       On July 31, 1998 the Company entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000. The former stockholders of Superior have filed a lawsuit against the Company. See Note 3, "Business Acquisitions."

       The Huntington National Bank - Superior has a line of credit with the Huntington National Bank. At December 31, 1998 and 1997, Superior was in default of certain loan covenants in the loan and security agreement with the bank. Superior is in negotiations with the bank with respect to the defaults, but has not received a waiver of the defaults at the present time.

       The Company has guaranteed the loan to the bank. The loan and security agreement with the bank requires the Company to achieve a tangible net worth, exclusive of the tangible net worth of Superior, of $4,000,000, which the Company has not achieved at December 31, 1998 and 1997.

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

       Sirrom and Odyssey - The Company has negotiated a forbearance agreement whereby Sirrom and Odyssey will forbear from exercising their rights under the Loan Documents. During this forbearance period, the Company will not be required to make interest payments in return for a warrant to purchase the Common Stock of the Company. The terms of the warrant are currently being negotiated. Management plans to restore the payments upon the completion of the debt and equity financing described below.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       Superior Pharmaceutical Company - The Company continues to negotiate with the former shareholders of Superior to settle all the outstanding issues.

       The former Superior stockholders have proposed to continue forbearing to take further action in connection with the lawsuit as described in the contingent settlement agreement. Their current proposal would require DynaGen to pay $4,300,000 in full and final settlement of all claims arising out of the merger. The former Superior stockholders have further informed DynaGen that they are willing to consider a counterproposal that would include a reduced cash payment as well as payment of Common Stock and stock purchase warrants. They have further advised us that they will continue to negotiate to resolve the outstanding issues, if we are able to demonstrate our ability to make the cash payment that would be payable under such a counterproposal. The two former Superior stockholders who are employees of Superior continue to be employed by Superior and to perform key functions for Superior and for DynaGen, both in connection with our continuing effort to seek additional financing and our ongoing operations.

       The Huntington National Bank - The Company has obtained eight monthly extensions from Huntington since the expiration of the initial revolving line of credit in July 1998. Huntington continues to receive all payments due under the Loan Agreement including, interest payments, renewal fees and service fees. Assuming that the Company is able to obtain the necessary equity capital described below, the new senior lender will replace Huntington and eliminate the default condition.

       To date the Company has met substantially all of its capital requirements through the sale of securities and bridge loans convertible into common stock. The Company has engaged an investment banking firm, which specializes in turnaround of companies, to seek both debt and equity financing. The Company has received a commitment from a national bank for a working capital loan and term loan. If The Company obtains this financing, the Company intends to use the working capital line to consolidate the current debt from the three existing lenders. The commitment is contingent upon settling outstanding Superior payment obligations and obtaining at least $4 million in equity capital. The Company has received preliminary commitments from two separate groups of investors for this equity investment.

       The Company has also been working with the trade creditors to reduce its obligations. Several creditors have accepted payment plans, which include periodic payments, discounts of amounts outstanding, and acceptance of shares of Common Stock.


3.     BUSINESS ACQUISITIONS

       SUPERIOR PHARMACEUTICAL COMPANY

       On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three year secured promissory notes and 166,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. The secured promissory notes were subsequently reduced by $400,000 due to a deficiency in the required net worth of Superior as of the acquisition date. DynaGen was obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock on June 18, 1998 if its common stock was not trading at an average of at least $30.00 per share for 10 consecutive trading days. The merger agreement provides further that DynaGen shall pay to the former Superior stockholders the difference between $5,000,000 and the current aggregate market value of the shares issued to the former Superior stockholders. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000. The former shareholders of Superior who remain as senior management at Superior, may also receive certain incentive payments based on Superior's performance during the three years following the closing of the acquisition. Any such payments will be expensed as incurred. DynaGen contributed $1,750,000 in additional capital to Superior immediately following the closing.

       On July 31, 1998 DynaGen entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000. On December 17, 1998, the former Superior stockholders commenced a civil action in the Court of Common Pleas, Hamilton County, Ohio. The complaint filed by the former Superior stockholders alleged that they were owed approximately $9,000,000, including $4,166,667 in connection with promissory notes issued in connection with the merger as well as $4,817,660 as an adjustment to the purchase price.

       At December 31, 1998, the Company has not issued the additional 1,666,667 shares of common stock and is currently in default under the terms of the note. During 1998, the Company issued the former shareholders of Superior 416,167 shares of common stock in connection with a forbearance agreement which has expired. The shares were valued at $143,700 and charged to expense.

       The Superior acquisition has been accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $13,612,000 of the purchase price to customer lists, which is being amortized on a straight-line basis over five years. Amortization of customer lists amounted to $2,722,400 and $1,361,200 for the years ended December 31, 1998 and 1997, respectively. In addition, the Company recorded goodwill of $386,219, which is being amortized on a straight-line basis over 15 years. Amortization expense for the years ended December 31, 1998 and 1997 was $25,816 and $22,751, respectively. In the fourth quarter of 1998, the Company recorded a loss on impairment of the Superior customer lists based on the Company's current projection of future discounted cash flows of Superior.

GENERIC DISTRIBUTORS, INC.

       On March 2, 1998, the Company through its subsidiary, Generic Distributors, Incorporated ("GDI"), completed the acquisition of substantially all of the assets and liabilities of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, 10,500 shares of Series E Convertible Preferred Stock valued at $1,050,000 and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Stock is convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's common stock commencing 120 days after the closing at the then prevailing market prices. In connection with the transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2-1/2%. The loans are secured by all of the assets of GDI and Able and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers.

       The GDI acquisition has been accounted for as a purchase. The results of operations of GDI have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The company

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


allocated $729,205 of the purchase price to customer lists, based on an independent appraisal, which is being amortized on a straight line basis over five years. Amortization of customer lists amounted to $121,533 for the year ended December 31, 1998.

       Unaudited pro forma consolidated operating results for the Company, assuming the acquisitions of Superior and GDI had been made as of the beginning of the most recent fiscal year for each of the periods presented, are as follows:

                                             Year Ended December 31,
                                             -----------------------
                                       1998                             1997
                                       ----                             ----
Revenues                             $ 26,160,317                 $ 33,115,330
                                      ===========                 ============
Net Loss                             $(12,621,376)                $(11,945,780)
                                     ============                 ============
Net loss per share                   $      (0.67)                $      (4.39)
                                     ============                 ============


       The unaudited pro forma information is not necessarily indicative either of the actual results of operations that would have occurred had the purchases been made as of the beginning of each of the fiscal periods presented or of future results of operations of the combined companies.

4.     INVENTORY

       Inventory consists of the following:

                                                        December 31,
                                                        ------------
                                                 1998                 1997
                                                 ----                 ----


       Raw materials                         $    401,531            $ 311,166
       Work-in-progress                            66,372              136,240
       Finished goods                         $ 6,179,176            8,663,918
                                              -----------        -------------
                                              $ 6,647,079         $  9,111,324
                                              ===========         ============


5.     PROPERTY AND EQUIPMENT

                                                                        December 31,               Estimated
                                                     ------------------------------------------      Useful
                                                            1998                    1997              Lives
                                                     ----------------           ---------------    ----------

       Machinery and equipment                          $1,270,477                 $1,347,683      7 years
       Furniture, fixtures and computer                  1,171,638                  1,027,228      2-7 years
       Leasehold improvements                              375,058                    235,904      2 years
                                                       -----------                 ----------
                                                         2,817,173                  2,610,815
       Less accumulated depreciation
           and amortization                             (1,132,163)                  (837,937)
                                                       -----------                 ----------
                                                       $ 1,685,010                 $1,772,878
                                                       ===========                 ==========

       Depreciation and amortization expense for the years ended December 31, 1998 and 1997 was $361,280 and $230,411, respectively.

6.     DEBT

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       Notes payable consist of the following:

                                                                                 December 31,
                                                                                 ------------
                                                                   1998                              1997
                                                              --------------                    --------------

       Convertible note payable                                  $  155,000                        $  535,000
       Bridge loans                                                 725,000                           630,000
       Accounts receivable factoring                                184,830                                --
       Machinery & Equipment Financing                              586,333                                --
       7% Convertible Debenture                                     250,000                                --
       8% Convertible Debenture                                     328,500                           328,500
       Secured debt - Fleet Bank                                  1,171,420                                --
       Loan Payable-- Huntington                                  4,505,104                         6,584,710
       Notes payable - Superior Acquisition                       3,766,667                         4,183,333
       Senior subordinated debt                                   3,000,000                         3,000,000
                                                                -----------                       -----------
              Total                                              14,672,854                        15,261,543

       Less current portion                                      13,162,041                        14,933,043
                                                                -----------                       -----------

              Long-term debt                                    $ 1,510,813                         $ 328,500
                                                                ===========                         =========


Convertible Note Payable

       On February 7, 1996, the Company issued a $2,000,000 convertible note payable in connection with a private placement. The note matured on February 7, 1998 and bears interest at 8% per annum, with interest payable quarterly in cash or the Company's common stock. The note is convertible into shares of common stock at any time at the option of the investor at a rate of 67% of the five-day average of the closing bid price per share of the Company's common stock one trading day prior to the date the notice of conversion is received by the Company. The value of the beneficial conversion feature at the date of issuance, based on the market value of the Company's common stock was approximately, $985,000. This discount has been charged as additional interest expense and added to paid-in capital in the year ended June 30, 1996. In the year ended December 31, 1998, $380,000 of the note payable was converted for 5,452,535 shares of the Company common stock leaving a balance of $155,000 on December 31, 1998. During the year ended December 31, 1997, $1,065,000 of the note payable was converted for 98,959 shares of the Company's common stock and $79,235 of related deferred debt financing costs were charged to additional paid-in capital. During the six months ended December 31, 1996, $400,000 of the note payable was converted for 41,441 shares of the Company's common stock and $36,627 of related deferred debt financing costs were charged to additional paid-in capital.

       Interest expense on the convertible note payable for the years ended December 31, 1998 and 1997 was $47,952 and $45,640, respectively. Amortization expense on deferred debt financing costs for the years ended December 31, 1998 and 1997 was $3,060 and $36,744, respectively.

       On January 13, 1999, the $155,000 balance of the convertible note and accrued interest of $14,914 were converted into 1,163,571 shares of common stock.

Bridge Loans

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       On December 19, 1997 DynaGen sold a subordinated note in the principal amount of $155,000 to a lender with an interest rate of 7% per annum. This unsecured note was payable in full with interest on January 18, 1998. In connection with this bridge loan, DynaGen agreed to issue 15,000 shares of common stock to the investor as additional consideration for the loan. This note and accrued interest of $5,924 was converted into 1,040,949 shares of common stock on March 25, 1998.

       On October 3, 1997, the Company received $250,000 in a subordinated note from an employee at an interest rate of 18% per annum due on November 30, 1997. The due date on this note was extended to June 30, 1999 and the investor has the option of extending the note or to be paid in full from subsequent financings. This investor also received 20,000 shares of BioTrack common stock valued at $1,000 as additional consideration for the loan. During 1998, $75,000 was paid back to the employee leaving a balance of $175,000 in notes payable on December 31, 1998.

       In addition, four investors loaned $175,000 to BioTrack in December 1997 at 10% interest per annum due on February 12, 1998. In February 1998, $75,000 of these short-term loans were repaid in full with interest. These investors also purchased 35,000 shares of BioTrack common stock for $1,750. During 1998, the Company sold its majority interest in BioTrack and these loans are no longer included in the Company's consolidated financial statements.

       In October 1997, Apex Pharmaceuticals Inc. received a $50,000 bridge loan at an interest rate of 12% per annum from a consultant. This loan matured on December 31, 1998 and is currently due on demand.

       DynaGen obtained debt financing in the form of a bridge loan of $500,000, from a private investor at an interest rate of 7% per annum and due September 30, 1997 related to its Superior acquisition. In connection with this bridge loan, the Company has issued 15,000 shares of its unregistered common stock to the investor as additional consideration for the loan. Proceeds of $150,000 from the debt financing were allocated to the common stock based on the fair value of the common stock at June 18, 1997. The balance of the proceeds was allocated to the bridge loan. The debt discount of $150,000 on the bridge loan was fully amortized at December 31, 1997. On October 10, 1997, the bridge loan and all accrued interest was converted into 5,015 shares of Series B Preferred Stock and 15,000 shares of common stock in full satisfaction of the debt.

       In November 1998, the Company received $500,000 from an unaffiliated investor at an interest rate of 12% due on March 20, 1999, to be repaid from the proceeds of any senior debt financing. A warrant to purchase one million shares of common stock at $.05 per share expiring on November 20, 2000, valued at $97,490, was also issued in connection with this loan. Interest accrued on this debt was $4,767 on December 31, 1998.

Accounts Receivable Factoring

       In July 1998, Able entered into a short-term financing agreement with Porter Capital ("Porter") whereby Able financed its outstanding accounts receivable through Porter. Porter advanced funds equal to 70% of invoice value upon receipt of invoices from Able. Upon payment in full from Able's customers, Porter remitted the balance due Able, less Porter's net charge of 2% per 30 days outstanding. This agreement has expired.

       In October 1998, Able replaced its existing short-term financing agreement with Porter by entering into a short-term financing agreement with K&L Financial, Inc. ("K & L"). K&L will advance funds

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


equal to 80% of invoice value upon receipt of invoices from Able. Upon payment in full from Able's customers, K&L remits the balance due Able less K&L's net charge of 1% for each 10 days outstanding. The term of this agreement is twelve months. The balance due K&L for accounts receivable factoring at December 31, 1998 is $184,830. Interest for the year ended December 31, 1998 for accounts receivable factoring was $81,178.

Machinery & Equipment Financing

       In July 1998, Able entered into a machinery and equipment financing agreement with Porter and the spouse of the Chief Executive Officer and Chairman of the Company whereby Able borrowed $300,000 at an annual interest rate of 15%. In October 1998, the Company paid off Porter's $150,000 share of this loan. Interest expense under this agreement for the year ended December 31, 1998 was $12,250.

       In October 1998, Able borrowed $462,000 under a machinery and equipment financing agreement with Triple L, Ltd. ("Triple L") for a period of 3 years at an effective interest rate of 21%. The balance at December 31, 1998 is $436,333 and interest for the year ended December 31, 1998 was $13,004. At December 31, 1998 maturities of the debt are as follows; $154,000 in 1999, $154,000 in 2000, and $128,333 in 2001.

Convertible Debentures

       In April and May 1998, the Company sold two 5% convertible debentures in the aggregate amount of $450,000 to an unaffiliated investor. In June 1998, these notes were amended and made convertible into common stock at a 20% discount to the market price of the average common stock based on the average of the closing bid for five days preceding the date of the conversion. The Company issued 1,363,636 shares in connection with this conversion in August 1998 and recorded $112,500 of interest expense for the beneficial conversion feature.

       In September 1998, the Company received $250,000 from an investor in the form of a convertible debenture at a rate of interest of 7% per annum. This debenture is convertible to common stock at 80% of the average trading price of the common stock for five trading days immediately proceeding the conversion date. The entire amount is outstanding on December 31, 1998. The beneficial conversion discount of $62,500 was fully amortized in 1998. Interest accrued on December 31, 1998 was $4,375.

Secured Debt - Fleet Bank

       In March 1998, the Company received $1,200,000 in a five-year term loan from Fleet bank to finance the acquisition of GDI. The loan carries an interest rate of LIBOR plus 3%, is payable in quarterly installments of principal of $42,860 plus interest and matures on April 26, 2003. The Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2 1/2%. The loans are secured by all of the assets of GDI and Able and a pledge by the Company of all of the common stock of Able and GDI. During 1998, the Company drew down $100,000 against the line of credit. In 1998, $128,580 was paid down on the term loan. At December 31, 1998, the Company was current in its payments to the bank but was not in compliance with certain loan covenants. Interest expense for the year ended December 31, 1998 was $85,272. At December 31, 1998 maturities of these debt obligations are as follows; $271,440 in 1999, $171,440 in 2000, $171,440 in
2001, $171,440 in 2002 and $385,660 in 2003.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Notes Payable - Superior Acquisition

       In connection with the acquisition of Superior, the Company issued $5,000,000 in secured promissory notes payable to the former Superior stockholders. The notes are payable in quarterly installments of principal of $416,667 plus interest over three years at an interest rate of 9.5% and are secured by a pledge of the Superior common stock. During the years ended December 31, 1998 and 1997, the Company made principal payments of $416,666 and $416,667, respectively. In addition, the notes were reduced by $400,000 in 1997, due to a shortfall in the required net worth of Superior as of the acquisition date. The Company has classified the notes payable as a current liability on December 31, 1998 and 1997 as it is currently in default under certain loan covenants. As of December 31, 1998, maturities of the notes payable are $2,933,334 in 1999 and $833,333 in 2000.

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

       DynaGen also issued to the investors warrants to purchase 40,000 shares of common stock of DynaGen at an exercise price of $.10 per share exercisable for five years. In addition, these warrants are subject to put features under certain circumstances. Proceeds of $702,000 from this financing were allocated to the DynaGen stock warrants, based on their estimated fair value. This amount is reflected in the accompanying financial statements as a warrant put liability because the warrants give the holders the choice of a cash settlement under certain conditions. The put allows the holders to sell two-thirds of the warrants to the Company after three years for $667,000, and all of the warrants after five years for $1,500,000 unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value. The Company is accruing the put value of the warrants to their redemption amounts over their respective terms. The stock purchase warrants contain a provision which allows the warrant holder to substitute their warrants for stock purchase warrants, issued by Superior, unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value. The substitute warrants allow the warrant holders to purchase 15% of Superior's common stock at an exercise price of $.01 per share.

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

Loan Payable - Huntington National Bank

       Superior has a secured revolving line of credit of $4,800,000 from a bank which bears interest at prime plus 2% (9.75% at December 31, 1998) and matured on January 31, 1999. The line of credit has been reduced to $4,550,000 at prime plus 2.5% and the maturity was extended to March 31, 1999. Advances under the line of credit are subject to a borrowing base consisting of the sum of (i) 80% of Superior's eligible accounts receivable, plus (ii) 60% of Superior's eligible inventory.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       The advances under the line are secured by a first-lien security interest in all of the assets of Superior and are guaranteed by DynaGen. Superior may not make distributions to the Company, other than distributions to pay principal and interest on the notes payable to the former Superior stockholders, without the prior written consent of the bank. In the event of a default Superior may not make any distributions to the Company. Superior was not in compliance with various loan covenants at December 31, 1998 and has not received a waiver from the bank.

7.     INCOME TAXES

       There was no provision for income taxes for the years ended December 31, 1998 and 1997, due to the Company's net operating losses. The difference between the statutory Federal income tax rate of 34% and the Company's effective tax rate is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

       The components of the net deferred tax asset are as follows:

                                                  December 31,
                                                  ------------
                                           1998                  1997
                                           ----                  ----
       Deferred tax asset:
       Federal                          $13,819,000        $11,477,000
       State                              2,986,000          2,634,000
                                        -----------        -----------
                                         16,805,000         14,111,000
       Valuation reserve                (16,805,000)       (14,111,000)
                                        -----------        -----------
       Net deferred tax asset           $        --        $        --
                                        ===========        ===========


The following differences give rise to deferred income taxes:

                                                         December 31,
                                                         ------------
                                                   1998              1997
                                                   ----              ----

       Net operating loss carry forward         $15,324,000       $12,714,000
       Research tax credit carryforward             620,000           620,000
       Other                                        861,000           777,000
                                                -----------       -----------
                                                 16,805,000        14,111,000
       Valuation reserve                        (16,805,000)      (14,111,000)
                                                -----------       -----------
       Net deferred tax asset                   $        --       $        --
                                                ===========       ===========


       The increases in the valuation reserve are due to the Company's net operating losses.

       As of December 31, 1998, the Company has Federal and state net operating loss carryforwards of approximately $39,800,000 and $28,700,000, respectively. Federal and state net operating loss carryforwards expire in varying amounts beginning in 2003 and 1999, respectively, In addition, the Company has Federal and state research tax credit carryforwards of approximately $583,000 and $56,000, respectively, available to reduce future tax liabilities. The Federal and state research tax credit carryforwards expire in varying amounts beginning in 2003 and 2006, respectively.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

       In October 1996, the Company granted a $250,000 line-of-credit to each of two officer/directors which bear interest at 6.07% per annum and which matured on October 4, 1998. These lines-of-credit are secured by common stock of the Company held by the officer/directors. At December 31, 1998, borrowings of $110,000 were outstanding under the lines-of-credit. In December 1998, a $55,000 note together with accumulated interest of $6,955 was forgiven leaving an outstanding balance of $55,000.

       The Company recognized interest income on notes receivable of $6,400 and $10,464 during the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, accrued interest receivable of $7,512 and $8,346, respectively, is included in the consolidated balance sheet.

       In September 1998, the Company loaned $250,000 to its affiliate, BioTrack, Inc. under notes receivable which bear an interest rate of 7% per annum due on March 31, 1999. On December 31, 1998, the outstanding balance on this note was $95,000.

       Consulting Fees

       During 1996, the Company retained a consulting company for strategic marketing and business development. The chief executive officer of the consulting firm was also a director of the Company at that time. The consulting fees for the year ended December 31, 1997 were $15,678.

       The Company paid $495,000 in finder's fees to a consulting firm relating to the acquisition of Superior. A former director of the Company was also a minority shareholder of this consulting firm at the time of the acquisition.

       The Company also entered into a marketing and business development agreement for some of its technologies with another consulting firm. A principal of this consulting firm was a director of the Company at that time. During the year ended December 31, 1997, fees of $20,833 were paid to this firm.

       In the year ended December 31, 1997, the Company paid fees of $20,050 to the spouse of an officer/director for research and development services.

       In January 1998, the Company entered into a consulting agreement with one of its directors for corporate development and financial planning. In 1998, the Company accrued $90,000 towards these consulting fees all of which was included in accounts payable on December 31, 1998.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       Accounts Payable

       On November 3, 1998, an officer and director of the Company advanced $50,000 to meet short-term working capital requirements. The entire amount is outstanding as of December 31, 1998.

       Other

       In February 1998, the Company sold 100,000 shares of BioTrack, Inc., its subsidiary at the time, to the spouse of one of its directors for $50,000.

9.     COMMITMENTS AND CONTINGENCIES

       Lease Agreements

       The Company leases offices and warehouse facilities under operating leases expiring in various years through 2014 that require the Company to pay certain costs such as maintenance and insurance. The main facility at Superior is rented from a related party. The related party rent was $300,000 and $162,000 for 1998 and 1997, respectively.

       The following is a schedule of future minimum lease payments and sub-lease revenues for all operating leases (with initial or remaining terms in excess of one year) as of December 31, 1998:


                                                              LEASE PAYMENT            SUB-LEASE
YEAR                                                              AMOUNT                REVENUE             NET PAYMENT
----                                                              ------                -------             -----------
1999                                                             $1,003,000              $315,000              $688,000
2000                                                              1,052,000               318,000               734,000
2001                                                              1,054,000               321,000               733,000
2002                                                                986,000               222,000               764,000
2003                                                                624,000                    --               624,000
Thereafter                                                        4,984,000                    --             4,984,000
                                                                 ----------            ----------            ----------
Total minimum future lease payment                               $9,703,000            $1,176,000            $8,527,000
                                                                 ==========            ==========            ==========


       Rent expense, net of subleases for the years ended December 31, 1998 and 1997 was $960,827 and $643,564, respectively.

       Employment Agreements

       As of December 31, 1998, the Company has employment agreements with certain of its officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Compensation Committee.

       Contingencies

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       Legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's financial position or results of operations. See Notes 2 and 3 for a description of litigation with the former stockholders of Superior.

10.    PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

       Preferred Stock

       A summary of preferred stock outstanding is as follows:


                                                                December 31, 1998            December 31, 1997
                                                                -----------------            -----------------
                                                                           Liquidation                  Liquidation
                                                             Par Value        Value       Par Value        Value
                                                             ---------        -----       ---------        -----
Preferred stock, $.01 par value, 10,000,000 shares
  authorized:
Series A convertible, 50,000 shares authorized,
  1,520 and 37,007 shares issued and outstanding                   $  15       $152,000        $  370     $3,700,672
Series B convertible, 12,515 shares authorized,
  7,500 and 12,515 shares issued and outstanding                      75        747,750           125      1,247,745
Series C convertible, 7,500 shares authorized,
   2,882 and 7,500 shares issued and outstanding                      29        288,227            75        750,000
Series D convertible, 60,000 shares authorized,;
   5,000 shares issued and outstanding in 1998                        50        500,000            --             --
Series E convertible, 10,500 shares authorized,
   10,500 shares issued and outstanding in 1998                      105      1,050,000            --             --
Series F convertible, 5,000 shares authorized,
   1,500 shares issued and outstanding in 1998                        15        150,000            --             --
Series G convertible, 10,000 shares authorized,
   5,500 and 6,500 shares issued and outstanding                      55        550,000            65        650,000
Series H convertible, 20,000 shares authorized,
   17,750 shares issued and outstanding in 1998                      177      1,775,000            --             --
                                                                   -----    -----------        ------    -----------
                                                                   $ 521    $ 5,212,977        $  635    $ 6,348,417
                                                                   =====    ===========        ======    ===========

       During 1997, the Company sold 48,450 shares of Series A Preferred Stock for $4,845,000 and issued two year warrants to purchase 38,760 shares of Common Stock. No value was assigned to the warrants. The Series A Preferred Stock has a stated dividend of $5.00 per share per annum. DynaGen registered the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants. The exercise price of the warrants is $3.87 per share. The holders of Series A Preferred Stock have certain rights of first refusal on future equity financings.

       The Series A Preferred Stock may be converted into common stock at a conversion price equal to the lesser of 120% of the average closing bid price, as defined (the Series A Effective Price) or discounted percentages of the Series A Effective Price decreasing from 80% to 74% over time. During 1997, 11,443 shares of Series A Preferred Stock with accumulated dividends were converted into 757,320 shares of common stock. During 1998, 35,487 shares of Series A Preferred with accumulated dividends were converted into 9,903,733 shares of common stock. Any outstanding shares of the Series A Preferred Stock

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


will be automatically converted to common stock two years from the issue date. The Company issued 100,000 shares to a placement agent in connection with placement fees for Series A Preferred Stock.

       In June 1997, the Company sold 7,500 shares of Series B Preferred Stock for $747,750 and 22,500 shares of common stock for $2,250 for aggregate proceeds of $750,000 to a private investor. The common stock was sold at a discount of approximately $230,000 from the market price. The discount has not been recorded because it would result in an increase and offsetting decrease in additional paid-in capital. The Series B Preferred Stock has a stated dividend of $7.00 per share per annum. Additionally, a $500,000 bridge loan provided in June 1997 and accrued interest was converted to 5,015 shares of Series B Preferred Stock and 15,000 shares of common stock in October 1997 per the terms of the bridge loan. Upon liquidation, the Series B Preferred Stock ranks junior to the Series A Preferred Stock. DynaGen registered the 22,500 shares of common stock issued and the shares of common stock issuable upon conversion of the Series B Preferred Stock.

       The Series B preferred stock may be converted into Common Stock at a conversion price equal to the lesser of 125% of the average closing bid price, as defined (the "Series B Effective Price") or discounted percentages of the Series B Effective Price decreasing from 80% to 75% over time. Any outstanding shares of the Series B Preferred Stock will be automatically converted to common stock two years from the issue date. During 1998, 5,015 shares of Series B Preferred Stock with accumulated dividends were converted into 1,649,864 shares of common stock.

       On August 21, 1997, the Company sold 7,500 shares of Series C Preferred Stock for $750,000 and issued a common stock purchase warrant to purchase 25,000 shares of common stock to a private investor. No value was assigned to the warrants. The exercise price of the warrants is $7.4609 per share based on 125% of the ten day average of the closing bid price of the common stock. The Series C Preferred Stock may be converted into common stock at a conversion price equal to the lesser of 125% of the five day average of the closing bid price of the common stock or discounted percentages, ranging from 80% to 74% over time, of the current five day average closing bid price of the common stock. The Series C Preferred Stock has a stated dividend of $7.00 per share per annum. During 1998, 4,618 shares of Series C Preferred Stock with accumulated dividends were converted into 5,569,341 shares of common stock.

       Effective December 31, 1997, the Company issued an 8% Debenture due April 19, 2009 for $328,500 to settle certain penalties related to delayed registration of the Series C Preferred Stock. The Debenture is repayable solely in common stock and may be converted at the average trading value of common stock, for the five trading days preceding the conversion date.

       The Company issued 6,500 shares of Series G Preferred stock in settlement of $650,000 of accrued expenses. These shares may be converted into common stock at market prices beginning in 90 days from issue date. In 1998, 1,000 shares of Series G Preferred Stock were converted into 50,000 shares of common stock.

       In March 1998, the Company issued 10,500 shares of Series E Convertible Preferred Stock and 5,000 shares of Series F Convertible Preferred Stock in connection with its acquisition of GDI. (Note 2.) The Series E Preferred Shares are convertible beginning twelve months from issuance into common stock at the prevailing market prices on the date of conversion. The Series F Preferred Stock may be converted into common stock at the market price, commencing 120 days after the closing. At December 31, 1998, no conversions had been made of the Company's Series F Preferred Stock.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       In March 1998, the Company sold 15,000 shares of Series D Preferred Stock for $1,500,000 and also issued a warrant to purchase a number of shares of common stock equal to 1% of the issued and outstanding common stock on the date of exercise of the warrant for $150,000 expiring March 2001. The Series D Preferred Stock does not carry any dividend and may be converted at any time at the request of the holder. The conversion price shall be equal to the lesser of
(1) 85% of the average closing bid price of the common stock for five trading days prior to the conversion or (2) 125% of the market price of the common stock on the closing date of the Series C Preferred Stock. In June 1998, 10,000 shares of Series D were converted into 2,678,570 shares of common stock.

       In connection with the Series D, two investors received 8% convertible debentures in the aggregate original principal amount of $175,000 as delayed registration penalties. These debentures were convertible into common stock at the market price of the common stock on the date of the conversion. In June 1998, the investors converted these debentures into 424,242 shares of common stock.

       In June and July 1998, the Company sold 19,000 shares of Series H Preferred Stock and received aggregate proceeds of $1,900,000 from the sale. The Series H Preferred Stock may be converted after a twelve month holding period into shares of common stock based on 67% the average closing bid price for the preceding five days. In August 1998, the Company allowed one investor to convert 1,250 shares of Series H, at 80% of the average closing bid price for the preceding five days, into 378,787 shares of common stock.

       The Series A, B, C, D and H Convertible Preferred Stock have conversion features that were "in the money" at the date of issue ("beneficial conversion feature"). These securities may be convertible into common stock at the discount percentages specified above. The beneficial conversion features were recognized and measured in the financial statements by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The intrinsic value was calculated at the date of issue of the convertible preferred stock as the difference between the conversion price and the face value of the common stock into which the securities are convertible, multiplied by the number of shares into which the security is convertible. A summary of the amounts allocated to the beneficial conversion feature is as follows:

                                                 Year Ended December 31,
                                                 -----------------------
       Convertible Preferred Stock            1998                    1997
       ---------------------------            ----                    ----

       Series A                            $    --                 $1,366,000
       Series B                                 --                    374,000
       Series C                                 --                    178,000
       Series D                             265,000                       --
       Series H                             468,000                       --
                                           --------                ----------
                                           $733,000                $1,918,000
                                          =========                ==========

       The discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and has been recognized as a return to the preferred shareholders from the date of issuance through the date the security is first convertible. The discounts for 1997 and 1998 were fully amortized by a charge against additional paid-in capital because the Company had no accumulated earnings at those dates. The amortization of the discount has been reflected as a return to the preferred shareholders in the calculation of basic earnings per share.

       Common Stock

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       In April 1998, the Company issued 1,893,333 shares of common stock with a market value of $295,000 to various family members of several officer/directors, including 400,000 shares to an officer/director, in payment of $295,000 of loans.

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


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                   1998                                1997
                                                                   ----                                ----
                                                                              WEIGHTED                            WEIGHTED
                                                                              AVERAGE                             AVERAGE
                                                                             EXERCISE                            EXERCISE
                                                            SHARES             PRICE            SHARES             PRICE
                                                            ------             -----            ------             -----
Outstanding at beginning of year                             20,800             $8.80            20,800            $8.80
Granted                                                          --                --                --               --
Canceled                                                    (12,100)             7.50                --               --
Exercised                                                        --                --                --               --
                                                            -------                             -------
Outstanding at end of year                                    8,700              9.18            20,800             8.80
                                                              =====                              ======
Exercisable at end of year                                    8,700              9.18            20,800             8.80
                                                              =====                              ======
Reserved for future grants at end of year                    12,100                                 --
                                                             ======                              ======


       Information pertaining to options outstanding under the 1989 Plan at December 31, 1998 is as follows:


                                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                       ----------------------------------------------     ---------------------------
                                                          WEIGHTED
                                                           AVERAGE         WEIGHTED                        WEIGHTED
                                         NUMBER           REMAINING         AVERAGE         NUMBER          AVERAGE
EXERCISE PRICES                        OUTSTANDING          LIFE       EXERCISE PRICE     EXERCISABLE  EXERCISE PRICE
---------------                        -----------          ----       --------------     -----------  --------------
$7.50-$8.50                                8,500      2.0 Years                 $  8.01       8,500             $  8.01
$58.70                                       200      2.6 Years                   58.70         200               58.70
                                           -----                                              -----
                                           8,700      2.0 Years                 $  9.18       8,700             $  9.18
                                           =====                                              =====


       The Company adopted the 1991 Stock Plan (the "1991 Plan") and reserved 260,000 shares of common stock for issuance to employees, officers, directors and consultants. Under the 1991 Plan, the Board of Directors may grant options, stock awards and purchase rights, and establish the terms of the grant in accordance with the provisions of the plan. The 1991 Plan options are exercisable for a period of seven years from the date of issuance and certain options contain a net exercise provision. As of December 31, 1998, no stock awards or purchase rights have been granted under the 1991 Plan. The following table summarizes the activity of options granted under the 1991 Plan:

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                   1998                                 1997
                                                                   ----                                 ----


                                                                             WEIGHTED                            WEIGHTED
                                                                              AVERAGE                             AVERAGE
                                                                             EXERCISE                            EXERCISE
                                                            SHARES             PRICE            SHARES             PRICE
                                                            ------             -----            ------             -----
Outstanding at beginning of year                             78,246           $  8.70            79,790           $10.20
Granted                                                      50,000              0.30            21,000             2.31
Canceled                                                   (31,146)              7.54          (22,394)            10.00
Exercised                                                  (50,000)              0.30             (150)             7.50
                                                           --------                               -----
Outstanding at end of year                                   47,100              4.70            78,246             5.80
                                                             ======                              ======
Exercisable at end of period                                 36,710              4.20            52,800             8.70
                                                             ======                              ======
Reserved for future grants at end of year                   286,230                             165,084
                                                            =======                             =======
Weighted average fair value of options
   granted during the year                                                    $  0.49                              $2.30


       Information pertaining to options outstanding under the 1991 Plan at December 31, 1998 is as follows:


                               OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                               -----------------------------------------------           -------------------

                                              WEIGHTED
                                               AVERAGE             WEIGHTED                            WEIGHTED
                          NUMBER              REMAINING             AVERAGE            NUMBER           AVERAGE
EXERCISE PRICES         OUTSTANDING            LIFE             EXERCISE PRICE       EXERCISABLE   EXERCISE PRICE
---------------         -----------    -------------------      --------------       -----------   --------------
$.10                             19,500      2.63 Years                $0.10            19,500               $0.10
$5.00 - $7.00                    21,600      1.90 Years                 5.58            14,960                5.83
$9.40 - $52.50                    6,000       0.6 Year                 16.58             2,250               28.55
                               --------                                                -------
                                 47,100       2.1 Years                 4.70            36,710               $4.20
                                 ======                                                 ======


       The Company adopted the 1998 Stock Option Plan (the "1998 Plan") and reserved 2,500,000 shares of common stock for issuance to employees, officers, directors and consultants. Under the 1998 Plan, the Board of Directors may grant options, and establish the terms of the grant in accordance with the provisions of the plan. The 1998 Plan options are exercisable for a period of up to ten years from the date of issuance and certain options contain a net exercise provision. The following table summarizes the activity of options granted under the 1998 Plan:

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




                                                                           YEAR ENDED DECEMBER 31, 1998
                                                                           ----------------------------
                                                                                                     WEIGHTED AVERAGE
                                                                        SHARES                        EXERCISE PRICE
                                                                        ------                        --------------
Outstanding at the beginning of year                                             --                       $   --
Granted                                                                   3,350,000                            0.31
Canceled                                                                 (2,200,000)                           0.41
Exercised                                                                        --                           --
                                                                          ---------
Outstanding at end of year                                                1,150,000                            0.13
                                                                          =========

Exercisable at end of year                                                       --
Reserved for future grants at end of year                                 1,350,000
Weighted average fair value of options granted                            =========
   during the year                                                                                            $0.12


       At December 31, 1998, all 1,150,000 outstanding options have an exercise price of $.13 per share and a weighted average remaining life of 6.9 years.

       Consultant Stock Plan

       The Company adopted the Consultant Stock Plan in June 1998 which provides for stock grants for services rendered to the Company. The Company reserved 2,500,000 shares of common stock for issuance and registered the shares. During 1998, the Company issued 1,386,500 shares of common stock under this Plan. The Company recorded expenses in 1998 based on the fair value of the common stock issued.

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

       On December 10, 1996, the Company granted warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $14.40 per share. These warrants are exercisable through December

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


31, 2003. The Company valued the warrants at $99,000 and is expensing the warrants over their vesting period. Expense for the years ended December 31, 1998 was $39,602 and $39,598, respectively.

       On August 28, 1997, the Company issued a warrant expiring on July 31, 2004, to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share as consideration of investment banking services rendered to the Company by an investment banker. The Company recognized compensation expense of $452,000 in the third quarter of fiscal 1997 based on the fair value of the warrant.

       On June 1, 1998, the Company granted the Chairman and Chief Executive Officer of the Company, a non-qualified stock option expiring June 1, 2005, to purchase up to 2,000,000 options at a price of $0.33 per share. This option was canceled on November 19, 1998 and repriced at $0.125.

       On June 30, 1998, the Company issued a warrant expiring June 30, 2001, to purchase up to 350,000 shares of Common Stock at an exercise price of $.01 per share to an unaffiliated individual in consideration of investment banking services rendered. The Company valued this warrant at $140,000 and charged it to expense in 1998.

       On August 1, 1998, the Company issued a warrant to purchase up to 200,000 shares of Common Stock at a purchase price of $.15 per share to an unaffiliated company in connection with investment banking services rendered. This warrant expired on December 31, 1998 without being exercised. The $4,000 value of this warrant was charged to expense in 1998. On the same date, the Company issued a warrant expiring June 30, 1999 to purchase up to 750,000 shares of Common Stock at a purchase price of $.15 per share to an unaffiliated company in consideration of services rendered. This warrant was valued at $25,000 and charged to expense in 1998.


       On August 18, 1998, the Company issued a warrant to purchase up to 37,500 shares of Common Stock at a purchase price of $.40 per share, to the spouse of the Chairman and Chief Executive Officer for making a loan of $150,000 to the Company at 15% interest. On the same date, the Company issued a warrant to purchase up to 37,500 shares of Common Stock at a purchase price of $0.40 per share to an unaffiliated company, in consideration of making a loan of $150,000 at 15% interest. These warrants expire on August 18, 2001. The warrants were valued at $12,400 which was charged to expense in 1998.

       On August 26, 1998, the Company issued a warrant expiring December 31, 1999 to purchase 150,000 shares of common stock at a purchase price of $.50 per share to a former director of the Company, in settlement of amounts owed. This warrant was valued at $13,500 which was charged to expense in 1998.

       On December 29, 1998, the Company issued a warrant to purchase 1,200,000 shares of common stock at $.375 per share through December 29, 2003 in consideration of future services to be rendered by an investment banker.

       Stock-Based Compensation

       At December 31, 1998, the Company has three stock-based compensation plans and stock options issued outside of the plans, which are described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



                                             Year Ended December 31,
                                             -----------------------
                                         1998                        1997
                                         ----                        ----
Net loss:
       As reported                   $(12,612,009)               $(12,241,278)
       Pro forma                      (13,119,784)                (12,555,111)
Net loss per share:
       As reported                   $      (0.67)               $      (4.48)
       Pro forma                     $      (0.70)               $      (4.58)


       Common stock equivalents and contingently issuable shares have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1998 and 1997, respectively; dividend yield of 0%; risk-free interest rates of 5% and 6.5%; expected volatility of 263% and 80%; and expected lives of 0.5 and 1.0 years.


Common Stock Reserved

       The Company has reserved common stock at December 31, 1998 as follows:

                                                           Number of Shares

       Convertible note payable                                   1,163,571
       Convertible Debenture                                      2,936,111
       Stock option plans                                         2,854,130
       Superior acquisition                                       2,000,000
       Preferred stock conversion                                27,182,667
       Other stock options and warrants                           5,897,760
       Consultants Stock Plan                                     1,113,500
                                                                 ----------
              Total                                              43,147,739
                                                                 ==========

       At December 31, 1998 the Company has 75,000,000 shares of authorized common stock of which 37,612,612 shares are outstanding. The Company only has 37,387,388 shares available which is less than the total common stock reserved. The number of shares of common stock reserved in connection with the convertible debt and convertible preferred stock is subject to adjustment (see Notes 6 and 10.) The Company also has an outstanding warrant which allows the holder to purchase shares equal to 1% of the outstanding stock on the date of exercise of the warrant (see Note 10.)

11.    REVENUES AND SEGMENT INFORMATION

       The Company operates in one principal business segment, the manufacturing and distribution of generic pharmaceuticals which accounts for over 90% of the Company's consolidated assets, revenues and operating losses. There were no major customers for the years ended December 31, 1998 and 1997.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       License Fees

       In July 1998, the Company and MOVA Laboratories, Inc. entered into a licensing, manufacturing, supply, and distribution agreement. Under the terms of the agreement, the Company will continue development and seek FDA new drug application approval to commercialize a branded pharmaceutical product. At December 31, 1998, the Company has received $100,000 which is recorded as deferred revenue as this money is refundable under certain conditions.

12.    EMPLOYEE BENEFIT PLAN

       The Company has a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for the DynaGen and Able employees. Employees who have attained the age of 21 may elect to reduce their current compensation, subject to certain limitations, and have that amount contributed to the 401(k) Plan. The Company may make discretionary contributions to the 401(k) Plan up to 25% of employee compensation, subject to certain limitations. Employee contributions to the 401(k) Plan are fully vested at all times and all Company contributions become vested over a period of six years. The Company has made no contributions to the 401(k) Plan as of December 31, 1998.

       Superior provides its employees with a Section 401(k) profit sharing plan. Eligible participants must be twenty-one years old and have worked for one year. Employer matching and profit sharing contributions are discretionary. For the year ended December 31, 1998, Superior matched $11,353 and contributed $25,000 in profit sharing. For the year ended December 31, 1997, Superior matched $5,919 and contributed $18,208 in profit sharing.

13.    SUBSEQUENT EVENTS

       On January 7, 1999 the Company received $75,000 in exchange for a 12% unsecured promissory note from an accredited investor due in ninety days. The Company also issued a warrant to purchase 45,000 shares of Common Stock at an exercise price of $0.25.

       On January 27, 1999 the Company received $500,000 for issuing an unsecured 10% promissory note due May 15, 1999. The rate of interest increases to 12% between April 16, 1999 and May 15, 1999 and then increases to 18% until it is fully paid. A warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.05 per share was issued in connection with this note.

       On February 26, 1999 the Company sold to unaffiliated accredited investors unsecured 12% promissory notes due May 28, 1999 in the aggregate principal amount of $325,000. The Company issued warrants to purchase a total of 195,000 shares of Common Stock at an exercise price of $0.25 per share, and a warrant to purchase 32,500 shares of common stock at an exercise price of $0.02 per share, in connection with this investment.

       The Company issued 125,000 shares of common stock to four employees during January 1999 in connection with services rendered as additional compensation.

       In February and March of 1999, 500 shares of Series B Preferred Stock were converted into 204,707 shares of common stock.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       In February and March 1999, the Company granted a total of 2,200,000 stock options to three directors of which 500,000 options vested immediately and the balance vest in twelve equal monthly installments during 1999. The options are exercisable at $.01 per share and expire in five years.

       As of March 10, 1999, the outstanding balance of the Series C preferred stock was converted into 2,145,219 shares of common stock.

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       At December 31, 1998 and 1997, the Company's financial instruments include notes receivable (see Note 8) and debt obligations (see Note 6). The carrying value of the notes receivable approximate their fair value as these instruments bear interest and mature in less than one year. The fair value of the outstanding balance of the convertible note payable is approximately $231,000 and $799,000 at December 31, 1998 and 1997, respectively, based on the fair value of the common stock issuable on conversion of the note. The fair value of the 7% convertible debenture at December 31, 1998 is $312,500 based on the fair value of the common stock issuable on conversion of the debt. The carrying value of other debt obligations approximate fair values based on their maturities and interest rates.

15.    PARENT COMPANY ONLY

       Financial information pertaining only to DynaGen, Inc. has been included due to the restrictions placed on distribution of the net assets of Superior and GDI under their debt agreements. (See Note 6.) The restricted net assets of Superior and GDI were approximately $2,600,000 and $370,000, respectively, at December 31, 1998.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                            CONDENSED BALANCE SHEETS


                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                     1998                 1997
                                                                                     ----                 ----
Current assets:
   Cash......................................................................         $   15,399            $       --
   Accounts receivable.......................................................             63,009                14,981
   Notes receivable..........................................................            150,000               110,000
   Prepaid expenses and other current assets.................................            120,052               127,270
                                                                                     -----------           -----------
       Total current assets..................................................            348,460               252,251
                                                                                     -----------           -----------
Property and equipment, net..................................................             67,185               124,001
                                                                                     -----------           -----------
Other assets:
   Investment in and advances to subsidiaries................................         11,816,525            16,869,157
   Patents and trademarks, net of accumulated amortization...................                 --               242,315
   Deferred debt financing costs, net of accumulated amortization............            277,325               359,621
   Deposits and other assets.................................................             44,486               245,725
                                                                                     -----------           -----------
       Total other assets....................................................         12,138,336            17,716,818
                                                                                     -----------           -----------
                                                                                     $12,553,981           $18,093,070
                                                                                     ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



Current liabilities:
   Bank overdraft...........................................................         $        --           $   142,616
   Notes payable............................................................           7,996,667             7,873,333
   Accounts payable and accrued expenses....................................           1,882,740             2,290,399
   Acquisition obligation...................................................           4,083,000             4,083,000
                                                                                     -----------           -----------
       Total current liabilities............................................          13,962,407            14,389,348
   Warrant put liability....................................................             858,435               750,594
   Long term debt...........................................................             328,500               328,500
                                                                                     -----------           -----------
       Total liabilities....................................................          15,149,342            15,468,442
                                                                                     -----------           -----------

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 10,000,000 shares authorized, 52,152 and
     63,522 shares of Series A through H outstanding
     (liquidation value $5,212,977 and $6,348,417)..........................                 521                   635
   Common stock, $.01 par value, 75,000,000 shares authorized,
     37,612,612 and 4,315,137 shares issued and outstanding.................             376,126                43,151
   Additional paid-in capital...............................................          47,181,545            40,122,386
   Accumulated deficit......................................................         (50,153,553)          (37,541,544)
                                                                                     -----------           -----------
       Total stockholders' equity...........................................          (2,595,361)            2,624,628
                                                                                     -----------           -----------
                                                                                     $12,553,981          $ 18,093,070
                                                                                     ===========          ============

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                          CONDENSED STATEMENTS OF LOSS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                     1998                 1997
                                                                                     ----                 ----
Revenues:
   Product sales............................................................           $  54,433          $    110,395
   Fees and royalties.......................................................                 700                88,826
                                                                                    -------------         -------------
       Total revenues.......................................................              55,133               199,221
                                                                                    -------------         -------------

Costs and expenses:
   Cost of sales............................................................               7,964                41,338
   Research and development.................................................             352,494             1,813,390
   Selling, general and administrative......................................           2,540,759             4,541,054
                                                                                    -------------         -------------
       Total costs and expenses.............................................           2,901,217             6,395,782
                                                                                    -------------         -------------
       Operating loss.......................................................          (2,846,084)           (6,196,561)
                                                                                    -------------         -------------

Other income (expense):
   Investment income, net...................................................             146,929               120,359
   Interest and financing expense...........................................          (1,669,687)           (1,910,006)
                                                                                    -------------         -------------
       Other income (expense), net..........................................          (1,522,758)           (1,789,647)
                                                                                    -------------         -------------
Loss before losses of unconsolidated subsidiaries...........................          (4,368,842)           (7,986,208)
Losses of unconsolidated subsidiaries.......................................          (8,243,167)           (4,255,070)
                                                                                    -------------         -------------
       Net loss.............................................................        $(12,612,009)         $(12,241,278)
                                                                                    =============         =============

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                     1998                 1997
                                                                                     ----                 ----
Cash flows from operating activities:
   Net loss.................................................................        $(12,612,009)         $(12,241,278)
   Adjustments to reconcile net loss to  net cash used for operating activities:
       Stock and stock options issued for services..........................           1,205,361               992,284
       Depreciation and amortization........................................             466,970             1,582,475
       Loss on disposal of equipment........................................              25,570                    --
       Adjustment due to change in ownership of subsidiary..................             271,088                    --
       Accretion of discounts on investment securities......................                  --               (10,152)
       Stock issued for interest obligation.................................             176,739                59,838
       Losses of unconsolidated subsidiaries................................           8,243,167             4,255,070
   (Increase) decrease in operating assets:
       Accounts receivable..................................................             (48,028)                  (88)
       Prepaid expenses and other current assets............................               7,218               146,783
       Deposits and other assets............................................             201,239              (218,747)
   Increase (decrease) in accounts payable and accrued expenses.............            (407,659)            2,612,725
                                                                                      ----------           -----------
              Net cash used for operating activities........................          (2,470,344)           (2,821,090)
                                                                                      ----------           -----------

Cash flows from investing activities:
   Purchase of investment securities........................................                  --            (1,186,455)
   Proceeds from maturities of investment securities........................                  --             4,200,000
   Investment in and advances to subsidiaries...............................          (1,990,535)          (11,610,269)
   Purchase of property and equipment.......................................              (3,272)              (41,765)
   (Increase) decrease in notes receivable..................................             (40,000)               75,000
                                                                                      ----------           -----------
              Net cash used for investing activities........................          (2,033,807)           (8,563,489)
                                                                                      ----------           -----------

Cash flows from financing activities:
   Net proceeds from stock warrants and options.............................               9,000                 1,125
   Net proceeds from private stock placements...............................           3,249,832             6,775,920
   Net proceeds from debt ..................................................           1,895,000             2,851,898
   Increase (decrease) in bank overdraft....................................            (142,616)              142,616
   Repayment of notes payable...............................................            (491,666)             (416,667)
                                                                                      ----------           -----------
              Net cash provided by financing activities.....................           4,519,550             9,354,892
                                                                                      ----------           -----------
Net decrease in cash and cash equivalents...................................              15,399            (2,029,687)
Cash and cash equivalents at beginning of year..............................                  --             2,029,687
                                                                                      ----------           -----------
Cash and cash equivalents at end of year....................................          $   15,399           $        --
                                                                                      ==========           ===========

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The current directors and executive officers of DynaGen, their age and their positions held are as follows:

       NAME                                      AGE          POSITION
       ----                                      ---          --------
       C. Robert Cusick                          51           Chairman of the Board of Directors, President,
                                                              Chief Executive Officer and Treasurer
       Dhananjay G. Wadekar                      45           Executive Vice President, Director
       Dr. F. Howard Schneider (1)(2)            59           Director
       Steven Georgiev (1)(2)                    65           Director
       Peter J. Mione                            52           Vice President - Clinical and Regulatory Affairs
       --------------
       (1)  Member of the Audit Committee
       (2)  Member of the Executive Compensation Committee

       Our By-laws provide for the annual election of the Board of Directors. All directors are elected to hold office until the next annual meeting of stockholders, and until their successors have been duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

       C. Robert Cusick. Mr. Cusick has served as the chairman of the Board of Directors of DynaGen since May 1998. Mr. Cusick was the Chief Executive Officer, President and Director of International Murex Technologies Corporation from December 1, 1996 until April 1998, when International Murex was acquired by Abbott Laboratories. Mr. Cusick is a certified public accountant and has served in various executive positions in manufacturing, banking and real estate.

       Dhananjay G. Wadekar. Mr. Wadekar has served as a director of DynaGen since inception and as Executive Vice President since November 1991. In addition, he served as the Chairman, Chief Executive Officer and Treasurer of DynaGen from its inception until July 1990 and as a consultant to DynaGen from July 1990 to October 1991. Mr. Wadekar earned an M.S. degree from the Massachusetts Institute of Technology and an M.B.A. from Colorado State University.

       Dr. F. Howard Schneider. Dr. Schneider has served as a director of DynaGen since September 1989. Dr. Schneider was Chairman of the Board from July 1990 until February 1991, and served as Senior Vice President - Technology effective June 1991 until his resignation in November 1997. Dr. Schneider was previously a partner and Senior Vice President of Bogart Delafield Ferrier, Inc., a healthcare consulting firm that provides strategic consulting services to pharmaceutical and biotechnology companies.

       Steven Georgiev. Mr. Georgiev has served as a director of DynaGen since July 1996. Mr. Georgiev has had over thirty years of experience in the development and management of technology product and service companies. He has served as Chief Executive officer for several companies with annual revenues ranging from $10 million to $100 million. He currently serves on the boards of two other publicly held companies, Excel Technologies, Inc. and Senetek, PLC. Mr. Georgiev earned a B.S. degree in Engineering Physics from Cornell University and an M.S. in Management from the Massachusetts Institute of Technology.

       Peter J. Mione. Mr. Mione has served as Vice President - Clinical and Regulatory Affairs since November 1991. Mr. Mione joined DynaGen as Manager of Regulatory Affairs in May 1989 and served in that capacity until October 1991. Mr. Mione is responsible for monitoring clinical studies, preparation of protocols, and submission of data on our proposed products to the FDA for approval. Prior to joining DynaGen, Mr. Mione was a independent consultant from October 1988 to April 1989 and served as Administrative Coordinator at Toxikon Corp. (from 1987 to 1988), a company providing toxicology study services. Prior thereto, Mr. Mione was Director of Regulatory Compliance at Genus Diagnostics, a manufacturer of diagnostic kits.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires DynaGen's officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file.

       Based solely on its review of the copies of such forms received by it, we believe that during fiscal 1998 all officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that each of Steve Georgiev, Howard Schneider and Dhananjay Wadekar omitted to file timely Forms 4 to report options granted to them in April 1998 and May 1998, each of Messrs. Georgiev, Schneider and Wadekar and C. Robert Cusick omitted to file a timely report on Form 4 to report the repricing of stock options in November 1998 and Mr. Wadekar omitted to file a timely report on Form 4 to report the issuance of Common Stock in connection with the forgiveness of loans to DynaGen in April 1998. Each of the transactions were reported on Form 4 after we discovered the oversight.

SIGNIFICANT EMPLOYEES

       We also rely on the services of the following significant employees:

       Dennis B. Smith, age 43, has served as President and Chief Executive Officer of Superior Pharmaceutical Company since 1989. Prior to 1989, Mr. Smith was Business Development Vice President for Bioline Laboratories in 1988-1989. He was Director of Sales at Bioline Laboratories in 1987-1988. Prior to joining Bioline, Mr. Smith served as Midwest Region Sales Manager for Goldline Laboratories in 1985-1987. He was Field Sales Representative for Generix Drug Corporation in 1982-1985; Generix Drug was the precursor company to Goldline Laboratories. He served as a field sales representative for Cooper Drug Company in 1980-1982. Mr. Smith studied business management at Southern State College and at the University of Cincinnati.

       Eric C. Hagerstrand, age 51, founded Superior Pharmaceutical Company in 1986 and has served as Chairman, Director, and Chief Financial Officer since that time. He assumed the position of Chief of Operations in 1984. Mr. Hagerstrand was engaged in the private practice of law for twenty years prior to devoting his full time to Superior in 1994. He maintains full licensing and membership in the Ohio State Bar Association and the Cincinnati Bar Association. Mr. Hagerstrand graduated from Wittenberg University in 1969 with a major in economics and earned his law degree from the University of Cincinnati College of Law in 1974.

       Donald Couvillon, age 51, founded Generic Distributors Incorporated, of Monroe, LA, in August 1985. From 1978 until 1989 he was the sole owner of a retail pharmacy. Don's Pharmasave. Prior to that, he worked in Eli Lilly and Company from 1976 to 1977. Mr. Couvillon obtained his degree in pharmacy from the NLU Pharmacy School in 1991.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

       Directors who are also employees of DynaGen are not compensated for attending meetings of the Board of Directors. We have instituted a policy of paying directors who are not employees a participation fee of $1,000 for each meeting of the Board of Directors attended and for each committee meeting attended, up to a maximum of $1,000 per calendar day, regardless of how many meetings occur on one day. Our non-employee directors waived their fees for all board meetings during 1998. Mr. Cusick's consulting agreement provides for annual consulting fees of $75,000, which are in lieu of any attendance fees, but Mr. Cusick was not paid any money in respect of this agreement in 1998. Mr. Cusick has waived his consulting fees for the year 1998 and the Company therefor did not accrue this expense. See "Employment and Consulting Agreements." All directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings and other services as directors. Directors are entitled to receive stock options under the 1998 Stock Option Plan, the 1991 Stock Plan and the 1989 Stock Option Plan.

       On June 1, 1998, the Board of Directors granted to Mr. Cusick a non-qualified stock option to purchase up 2,000,000 shares of Common Stock, in connection with Mr. Cusick's joining DynaGen as a director. This option was later canceled, and a new option issued for a like number of shares, in connection with the November 1998 repricing of options. See "Option /SAR Repricing."

       On April 30, 1998, the Board of Directors also granted to each of Mr. Wadekar and Dr. Muni options to purchase up to 700,000 shares of Common Stock under the 1998 Stock Option Plan. The Board also voted on that date to approve the grant of an option to each of Mr. Wadekar and Dr. Muni to purchase up to 1,300,000 options to be granted outside the provisions of a plan, subject to the approval of the stockholders. These options have not been submitted to the stockholders for approval, and so have not been granted. Dr. Muni's options expired without being exercised following his resignation and the termination of his employment with DynaGen. Mr. Wadekar's option was later canceled, and a new option issued for a like number of shares, in connection with the November 1998 repricing of options. See "Executive Compensation -- Option Grants in Last Fiscal Year" and "--Option /SAR Repricing."

       On April 30, 1998, the Board of Directors granted to Mr. Georgiev an option to purchase up to 350,000 shares of Common Stock under the 1998 Stock Option Plan. On May 8, 1998, the Board also voted to approve the grant of an option to Mr. Georgiev to purchase up to 150,000 shares to be granted outside the provisions of any plan, subject to the approval of the stockholders. This option has not been submitted to the stockholders for approval, and so has not been granted. The option for 350,000 shares was later canceled, and a new option was issued for a like number of shares, in connection with the November 1998 repricing of options. See "Option /SAR Repricing."

       On April 30, 1998, the Board granted to Dr. Schneider an option to purchase up to 100,000 shares of Common Stock under the 1998 Stock Option Plan. On May 8, 1998, the Board voted to approve the grant to Dr. Schneider of an option to purchase up to 300,000 shares outside the provisions of any plan, subject to shareholder approval. This option has not been submitted to the stockholders for approval, and so has not been granted. The 100,000 share option was later canceled, and a new option was issued for a like number of shares, in connection with the November 1998 repricing of options. See "Option/SAR Repricing."

       The Board of Directors, which administers our 1989, 1991 and 1998 Stock Option Plans, has a general policy of awarding stock options at no less than fair market value at the date of the grant and the options granted in 1998 vest over one year in quarterly installments.

EXECUTIVE COMPENSATION COMMITTEE

       The Board of Directors has established an Executive Compensation Committee, of which Dr. Schneider and Mr. Georgiev are the current members. The Executive Compensation Committee, along with the full Board of Directors, is responsible for reviewing and setting cash and non-cash compensation for the Chief Executive Officer and our other officers and employees. The Executive Compensation Committee did not meet formally during fiscal 1998. We intend to resume regular meetings of the Executive Compensation Committee during 1999.

AUDIT COMMITTEE

       The Board of Directors has established an Audit Committee, consisting of Dr. Schneider and Mr. Georgiev. The Audit Committee did not meet formally during fiscal 1998. We intend to resume regular meetings of the Audit Committee during 1999.

SUMMARY COMPENSATION TABLE

       The following table sets forth certain information concerning the compensation for services rendered in all capacities to DynaGen for the fiscal years ended December 31, 1998 and 1997 of (i) each person who served as Chief Executive Officer during 1998 and (ii) the other executive officers of DynaGen serving on December 31, 1998 whose salary and bonus for 1998 exceeded $100,000 (the "Named Executive Officers"):


                                               ANNUAL                                  LONG-TERM
                                           COMPENSATION(1)                        COMPENSATION AWARDS
                                           ---------------                        -------------------
                                                                                  SECURITIES             ALL OTHER
NAME AND                             FISCAL                                  UNDERLYING           COMPENSATION
PRINCIPAL POSITION                    YEAR              SALARY($)            OPTIONS(2)               $(3)
------------------                    ----              ---------            ----------               ----
C. Robert Cusick(4)                   1998                     (5)            2,000,000                 --
  Chairman, President, Chief
  Executive Officer and
  Treasurer
Dhananjay G. Wadekar                  1998                145,000               700,000(6)             304
  Executive Vice President            1997                124,300                                      304
                                      1996                115,500                                      304
Indu A. Muni(4)                       1998                123,064               700,000(6)(7)       61,695
  Former President, Chief             1997                124,300                                      304
  Executive Officer and               1996                115,500                                      304
  Treasurer
----------------------

(1) Other than as described in this table or the footnotes to this table, we did not pay any Named Executive Officer any compensation, including incidental personal benefits, in excess of 10% of such Named Executive Officer's salary.
(2) Excludes options granted in fiscal 1998 that were later canceled in connection with the November 1998 option repricing. See "Option Grants in Last Fiscal Year."
(3) Amount represents the dollar value of group-term life insurance premiums we paid for the benefit of the Named Executive Officer, except with respect to Dr. Muni in fiscal year ended 1998, for which the amount shown amount also includes $61,695 representing principal and interest outstanding on a loan made by the Company to Dr. Muni and forgiven by us.

(4) Dr. Muni served as President, Chief Executive Officer and Treasurer until November 5, 1998. On November 6, 1998, Mr. Cusick became President, Chief Executive Officer and Treasurer.
(5) Mr. Cusick presently serves as President and Chief Executive Officer without receiving a cash salary. We entered into a consulting agreement with Mr. Cusick on May 8, 1998, pursuant to which we agreed to pay Mr. Cusick $75,000 per year in consulting fees. We did not pay any cash or non-cash compensation to Mr. Cusick under this agreement in 1998. In February 1999, the Board of Directors voted (a) to grant Mr. Cusick, an option to purchase up to 300,000 shares of Common Stock at a purchase price of $0.01 per share, and (b) to increase the amount of Mr. Cusick's consulting compensation to $148,000 annually, payable solely in options to purchase Common Stock. See "Employment and Consulting Agreements."
(6) The Board of Directors also voted in April 1998 to grant to each of Dr. Muni and Mr. Wadekar an option to purchase up to 1,300,000 shares of Common Stock, subject to stockholder approval. The options have not been submitted to the stockholders for approval and so have not been granted. See "Option Grants in Last Fiscal Year."
(7) This option expired without being exercised following Dr. Muni's resignation and termination of his employment.

OPTIONS/SAR GRANTS TABLE

       The following table sets forth each grant of stock options made during the year ended December 31, 1998 to each of the Named Executive Officers.

                                                        OPTION GRANTS IN LAST FISCAL YEAR

                                     NUMBER OF         % OF TOTAL                          MARKET
                                    SECURITIES       OPTIONS GRANTED                      PRICE ON
                                    UNDERLYING        TO EMPLOYEES        EXERCISE         DATE OF
                                      OPTIONS           IN FISCAL           PRICE           GRANT        EXPIRATION
              NAME                  GRANTED(#)            YEAR             $/SHARE        ($/SHARE)         DATE
              ----                  ----------            ----             -------        ---------         ----
C. Robert Cusick                     2,000,000(2)         31.0%             0.33             0.33           (2)
                                     2,000,000(3)         31.0%             0.125            0.125       11/18/05
Indu A. Muni                           700,000(4)         10.8%             0.41             0.38           (4)
Dhananjay G. Wadekar                   700,000(2)         10.8%             0.41             0.38           (2)
                                       700,000(3)         10.8%             0.125            0.125       11/18/05
------------------------

(1) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (0%, 5% and 10%) on the market value of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts will be received by the individuals.
(2) Represents an option later canceled in connection with the November 1998 repricing of options. See "Option/SAR Repricing."
(3) Vests in four quarterly installments, starting November 19, 1998. As of December 31, 1998, none of these options were exercisable.
(4) All stock options granted to Dr. Muni expired without being exercised following his resignation and termination of his employment as of November 5, 1998.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

       The following table sets forth certain information concerning the number and value of unexercised stock options held by the Named Executive Officers as of December 31, 1998. None of the Named Executive Officers exercised any stock options during fiscal 1998.

                                          COMMON STOCK
                                    UNDERLYING UNEXERCISED                 VALUE OF UNEXERCISED
                                          OPTIONS HELD AT              IN-THE-MONEY OPTIONS HELD
                                      DECEMBER 31, 1998 (*)            AT DECEMBER 31, 1998($) (1)
                                      ----------------------           ---------------------------
NAME                                EXERCISABLE   UNEXERCISABLE        EXERCISABLE   UNEXERCISABLE
----                                -----------   -------------        -----------   -------------
C. Robert Cusick                       0            2,000,000               --             90,000
Indu A. Muni                           0                    0               --                 --
Dhananjay G. Wadekar                   0              700,000               --             31,500
--------------

(1) Calculated on the basis of the last sale price of the Common Stock on December 31, 1998, as reported on the OTC Bulletin Board ($.17 per share), less the applicable option exercise price.

OPTION/SAR  REPRICING

       The November 1998 repricing of options held by certain Named Executive Officers described in the table below reflects the consistent application of the policy of the Board and the Executive Compensation Committee regarding stock options. The Board of Directors believes that to provide maximum incentive to senior executives, options should be granted at exercise prices equal to or not materially in excess of the market price of the Common Stock. Accordingly, options granted by the Board earlier in 1998 were repriced on November 19, 1998. The options set forth below were repriced in order to more accurately reflect the market value of the Company's Common Stock, determined by reference to the closing price of the Common Stock on the OTC Bulletin Board on that date.

       The following table sets forth information concerning the repricing during fiscal 1998 of options previously awarded to the Named Executive Officers as well as information concerning all such repricing of options held by executive officers of the Company during the last ten fiscal years ended December 31, 1998.

                                                              TEN-YEAR OPTION/SAR REPRICING

                                        NUMBER OF                                                     LENGTH OF
                                        SECURITIES                       EXERCISE                  ORIGINAL OPTION
                                        UNDERLYING      MARKET VALUE   PRICE AT TIME                TERM REMAINING
                                       OPTIONS/SARS      AT TIME OF    OF REPRICING       NEW         AT DATE OF
                                       REPRICED OR      REPRICING OR        OR         EXERCISE      REPRICING OR
NAME                        DATE         AMENDED         AMENDMENT       AMENDMENT       PRICE        AMENDMENT
----                        ----        ---------        ---------       ---------       -----        ---------
C. ROBERT CUSICK          11/11/98      2,000,000          $0.125          $0.33        $0.125    6 YEARS, 202 DAYS
DHANANJAY G. WADEKAR      11/11/98       700,000           $0.125          $0.33        $0.125    6 YEARS, 163 DAYS


EMPLOYMENT AND CONSULTING AGREEMENTS

       We have entered into an employment agreement with Mr. Wadekar, our Executive Vice President. We also had an employment agreement with Dr. Indu Muni, our former President and Chief Executive

Officer. For 1998, the Board of Directors set Dr. Muni's and Mr. Wadekar's annual base salaries at $145,000.

       Mr. Wadekar's employment agreement provides that (i) during his respective period of employment with DynaGen and for a period of one year thereafter, he will not engage in any business activity engaged in or under development by DynaGen and (ii) for a period of three years following his respective period of employment, he will not engage in any activities for any direct competitor similar or related to those activities engaged in during the preceding two years of employment with DynaGen. In the event DynaGen terminates Mr. Wadekar's employment without cause, we will be obligated to pay to him an amount equal to three months' base salary. In February 1999, the Board of Directors voted to increase Mr Wadekar's salary in the form of stock options. The Board of Directors voted to grant Mr. Wadekar a five-year option to purchase up to 200,000 shares of Common Stock at an exercise price of $0.01 per share. This option was granted in March 1999 and was exercisable in full as of the date of the grant. The Board of Directors also voted to grant Mr. Wadekar a five-year option to purchase up to 200,000 shares of Common Stock at an exercise price of $0.01 per share. This option was granted in March 1999 and was exercisable as to one-sixth of the total number of shares as of the date of grant, with the remaining shares vesting in equal monthly installments on the last day of each month during calendar year 1999.

       We entered into a consulting agreement with C. Robert Cusick in 1998, in connection with Mr. Cusick's joining DynaGen as Chairman of the Board and a non-executive director. The agreement calls for the creation of an Operating Committee, consisting of the Chairman of the Board, the Executive Vice President and the Chief Executive Officer. The agreement further provides that any proposed action of the Operating Committee in which Mr. Cusick does not concur will be submitted to the entire board for consideration prior to its implementation. The Board of Directors has not formally created the Operating Committee described in the consulting agreement and the committee has not purported to take any action as such. Mr. Cusick became President and Chief Executive Officer on November 6, 1998. Mr. Cusick's consulting agreement provides for consulting fees of $75,000 per year. Mr. Cusick did not draw any consulting fees owed to him under the agreement during 1998. In February 1999, the Board of Directors voted to pay Mr. Cusick in the form of stock options. The Board of Directors voted to grant Mr. Cusick a five-year option to purchase up to 300,000 shares of Common Stock at an exercise price of $0.01 per share. This option was granted in March 1999 and was exercisable in full as of the date of the grant. The Board of Directors also voted to grant Mr. Cusick a five-year option to purchase up to 600,000 shares of Common Stock at an exercise price of $0.01 per share, in satisfaction of amounts payable to him under his consulting agreement for 1999. This option was granted in March 1999 and was exercisable as to one-sixth of the total number of shares as of the date of grant, with the remaining shares vesting in equal monthly installments on the last day of each month during calendar year 1999.

       DynaGen also granted Mr. Cusick an option to purchase up to 2,000,000 shares of Common Stock at a purchase price of $.33 per share. The option was canceled and a new option was issued for the same number of shares at a purchase price of $.125, in connection with the November 19, 1998 repricing of options. The agreement provides that Mr. Cusick is not precluded from performing providing consulting services or advice to similarly situated companies, consistent with his fiduciary duty as a director of DynaGen.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Board of Directors and the Executive Compensation Committee were responsible for determining compensation of executive officers of the Company during fiscal 1998. None of the officers or directors was present during discussion of, and abstained from voting with respect to, his own compensation as an executive officer of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following tables set forth certain information regarding the beneficial ownership of the company's voting securities as of March 15, 1999, by
(i) each person or entity known to the Company to own beneficially five percent or more of the Company's Common Stock and preferred stock, $0.01 par value per share ("Preferred Stock") certain sales of which have been designated as voting securities, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown.

COMMON STOCK:

                                                                                    Shares
                                                                           Beneficially Owned(1)(2)
                                                                  -------------------------------------------
Name AND ADDRESS                                                         Number                 Percent
                                                                  --------------------    -------------------
The Endeavour Capital Fund S.A
  c/o Endeavor Management
  14/14 Divrei Chaim St.
  Jerusalem 94479, Israel . ......................................        3,206,383(3)            7.2
Generic Distributors Limited Partnership
 1611 Olive Street
  Monroe, LA 71201................................................        5,106,383(4)           11.0
Julius Bear Securities, Inc.
  As agent for certain
  non-U.S. persons
  330 Madison Ave.
  New York, NY 10017 .............................................        2,382,979(5)            6.2
Mazier Partners
  49 Headquarters Plaza
  Morristown, NJ 07960............................................        2,340,426(6)            5.4
C. Robert Cusick..................................................        1,164,035(7)            2.7
Dhananjay G. Wadekar..............................................          910,125(8)            2.2
Steven Georgiev...................................................           87,500(9)             *
Indu A. Muni......................................................         113,725(10)
F. Howard Schneider...............................................          52,285(11)             *
All directors and executive officers as a group                          2,239,995(12)           5.2%
   (5 persons) (11)...............................................
------------------

*      Less than 1.0%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable by May 14, 1999 (60 days after March 15, 1999), are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 41,350,765 shares of Common Stock outstanding on March 15, 1999, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act. The information as to each person has been furnished by such person.
(3) Includes 1,808,511 shares of common stock issuable upon conversion of Series D Preferred Stock and 1,397,872 shares issuable upon conversion of 328,500 7% Convertible Debenture. The terms of the Series D Stock prohibit the holder from converting shares of Series D if such conversion would result in beneficial ownership of more than 4.9% of outstanding Common Stock.
(4) Includes 2,382,979 shares of common stock issuable upon conversion of Series B Preferred Stock. The terms of the Series B Stock prohibit the holder from converting shares of Series B if such conversion would result in beneficial ownership of more than 4.9% of outstanding Common Stock.

(5) Includes 4,468,085 shares of common stock issuable upon conversion of Series E Preferred Stock and 638,298 shares issuable upon conversion of Series F Preferred Stock. The terms of the Series E and Series F Stock prohibit the holder from converting shares of Series E or F, if such conversion would result in beneficial ownership of more than 4.9% of outstanding Common Stock.
(6) Includes 2,340,426 shares of common stock issuable upon conversion of Series G Preferred Stock. The terms of the Series G Stock prohibit the holder from converting shares of Series G if such conversion would result in beneficial ownership of more than 4.9% of outstanding Common Stock.
(7) Includes 1,000,000 shares subject to options exercisable by May 14, 1999. Excludes 1,900,000 shares subject to options not exercisable by May 14, 1999.
(8) Includes 375,000 shares subject to options exercisable by May 14, 1999. Excludes 725,000 shares subject to options not exercisable by May 14, 1999.
(9) Consists of 87,500 shares subject to options exercisable by May 14, 1999. Excludes 252,500 shares subject to options not exercisable by May 14, 1999.
(10) Based on information available to the Company as of November 5, 1998, the date of Dr. Muni's resignation as President and Chief Executive Officer.
(11) Includes 25,000 shares subject to options exercisable by May 14, 1999. Excludes 75,000 shares subject to options not exercisable by May 14, 1999.
(12) Includes 1,487,500 shares subject to option exercisable by May 14, 1999. See Notes 7-11.


PREFERRED STOCK:

                                                                                    Shares
                                                                             Beneficially Owned(1)
                                                                  -------------------------------------------
Name AND ADDRESS                                                         Number               Percent(2)
                                                                  --------------------    -------------------
Generic Distributors Limited Partnership
  1611 Olive Street
  Monroe, LA 71201................................................     11,500(3)                 39.8%
The Endeavour Capital Fund S.A
  c/o Endeavor Management
  14/14 Divrei Chaim St.
  Jerusalem 94479, Israel . ......................................      5,004(4)                 17.3%
Julius Baer Securities, Inc.
  As agent for certain
  non-U.S. persons
  330 Madison Ave.
  New York, NY 10017 .............................................      7,000(5)                 24.2%

-----------------------
*      Less than 1.0%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable.
(2) Based on 28,902 shares of voting preferred stock outstanding as of March 15, 1999, including Series A Preferred Stock, Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock.
(3) Consists of 10,500 shares of Series E Preferred Stock and 1,500 shares of Series F Preferred Stock. See "Common Stock" table.
(4)    Consists of shares of Series D Preferred Stock. See "Common Stock" table.
(5)    Consists of shares of Series B Preferred Stock. See "Common Stock" table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal 1998, certain officers and their family members, including Dhananjay G. Wadekar, our Executive Vice President, loaned DynaGen the aggregate sum of $295,000. In fiscal 1998, these individuals forgave the loans to DynaGen and DynGen, in consideration for the forgiveness of the loans, issued 1,893,333 shares of Common Stock to the individuals.

     In fiscal 1998, Carolyn Cusick, the spouse of C. Robert Cusick, DyanGen's President and Chief Executive Officer, loaned us $150,000 at 15% interest. In connection with this transaction, we issued Ms. Cusick a warrant to purchase up to 37,500 shares of Common Stock at an exercise price of $.40 per share.

     In November 1998, Mr. Wadekar advanced $50,000 to DynaGen. We used the advance to meet payroll obligations and other short-term working capital requirements. The entire amount remained outstanding as of December 31, 1998.

     In January 1998, we entered into a consulting agreement for corporate development and financial planning with Steven Georgiev, a director. In 1998, we accrued $90,000 towards these consulting fees during fiscal 1998, but did not pay Mr. Georgiev any of this accrued amount. All of this amount remained outstanding on December 31, 1998. In February 1999, the Board of Directors voted to approve the issuance of shares of Common Stock to Mr. Georgiev having an aggregate market value of the amounts accrued to date pursuant to his consulting agreement. For 1999, the Board voted to grant Mr. Georgiev a five-year option to purchase up to 900,000 shares of Common Stock at a purchase price of $0.01 per share. This option was granted in March 1999, was exercisable for one-sixth the number of shares as of the date of grant and vests in equal monthly installments through calendar year 1999 with respect to the remaining shares, provided that Mr. Georgiev continues to serve as a director and to perform services under the consulting agreement.

     In February 1999, we granted to each of our directors options to purchase an aggregate of 1,045,000 shares of the BioTrack common stock owned by us, in consideration of cash advances, deferment of expense reimbursement, and the extraordinary management and consulting services that the board was called upon to perform on behalf of DynaGen. The options are exercisable at a purchase price per share of $.50 and expire in February 2004.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

       (1)    Financial Statements:

       The following financial statements are filed as part of this report:

       Independent Auditors' Report

       Financial Statements:

              Consolidated Balance Sheets - December 31, 1998 and 1997

              Consolidated Statements of Loss - Years Ended December 31, 1998 and 1997

              Consolidated Statements of Changes in Stockholders' Equity (Deficit) -Years Ended December 31, 1998 and 1997

              Consolidated Statements of Cash Flows - Years Ended December 31, 1998 and 1997

              Notes to Consolidated Financial Statements

       (2)    Financial Statement Schedules

       No financial statement schedules have been included as part of this report because they are either not required or the information is otherwise included.

       (3)    Exhibits

       The following exhibits are filed as part of this report:

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

2.1 Asset Purchase Agreement dated February 26, 1998 by and among DynaGen, Inc., Superior Pharmaceutical Company, Generic Distributors Incorporated, Generic Distributors Limited Partnership, United Pharmacists, Inc., and Mr. Donald Couvillon (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

2.2 Amendment No. 1 to the Asset Purchase Agreement dated February 26, 1998 by and among DynaGen, Inc., Superior Pharmaceutical Company, Generic Distributors Incorporated, Generic Distributors Limited Partnership, United Pharmacists, Inc., and Mr. Donald Couvillon (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

2.3 Agreement and Plan of Merger among the Registrant, DynaGen Acquisition Corporation, Superior Pharmaceutical Company and the stockholders of Superior Pharmaceutical Company dated March 7, 1997 (filed as Exhibit 2c to the Registrant's Report on Form 10-K for the Year Ended December 31, 1997, and incorporated by reference)

3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

3.2 By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

4.1 Specimen Common Stock Certificate (filed as Exhibit 4a to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.1* 1989 Stock Option Plan, as amended (filed as Exhibit 10c to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.2* Form of Incentive Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

10.3* Form of Non-Qualified Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.7 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

10.4* 1991 Stock Plan, as amended (filed as Exhibit 10d* to Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).

10.5*         Form of Incentive Stock Option Agreement under 1991 Plan (filed as
              Exhibit 10aa to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.6* Form of Non-Qualified Stock Option Agreement under 1991 Plan (filed as Exhibit 10bb to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.7* 1998 Stock Option Plan ((filed as Appendix A to the Registrant's definitive proxy materials for the Special Meeting of Stockholders on March 4, 1998, and incorporated by reference)

10.8* Non-Qualified Stock Option Agreement dated July 24, 1996 granting a stock option to Steven Georgiev (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.9* Employment Agreement dated November 1, 1991 by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10d to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.10* Amendment 1 to Key Employment Agreement by and between DynaGen, Inc. and Dhananjay G. Wadekar (filed as Exhibit 10c to Registrant's Registration Statement on Form S-1, No. 33-71416, and incorporated by reference).

10.11 Registration Rights Agreement dated June 18, 1997 among DynaGen and Eric Hagerstrand, Dennis Smith and Thomas Canning (filed as
              Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.12 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Eric C. Hagerstrand (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference)

10.13 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Dennis B. Smith (filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference)

10.14 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Thomas L. Canning (filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.15 Pledge Agreement dated June 18, 1997 among DynaGen and Eric Hagerstrand, Dennis Smith and Thomas Canning (filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.16 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.6 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.17 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Odyssey (filed as Exhibit 4.7 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.18 Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.8 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.19 Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Odyssey (filed as Exhibit 4.9 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.20 Pledge and Security Agreement dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.10 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.21 Securities Purchase Agreement dated June 17, 1997 between DynaGen and Julius Baer Securities Inc. as agent for certain non-U.S. persons (filed as Exhibit 4.18 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.22 Registration Rights Agreement dated June 17, 1997 between DynaGen and Julius Baer Securities Inc. as agent for certain non-U.S. persons (filed as Exhibit 4.19 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.23 Stock Purchase Warrant dated June 18, 1997 issued by Superior to Sirrom (filed as Exhibit 4.20 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.24 Stock Purchase Warrant dated June 18, 1997 issued by Superior to Odyssey (filed as Exhibit 4.21 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.25 Revolving Note dated June 18, 1997 issued by Superior to Huntington National Bank (filed as Exhibit 4.22 to DynaGen's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.26 Form of Securities Purchase Agreement among the Company and the purchasers of Series A Preferred Stock filed as Exhibit 4a to the Company's Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference).

10.27 Form of Common Stock Purchase Warrant issued by the Company to the purchasers of Series A Preferred Stock (filed as Exhibit 4.16 to the Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.28 Stock Purchase Agreement dated August 21, 1997 between the Company and Endeavour Capital Fund S.A. filed as Exhibit 4d to the Company's Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference).

10.29 Registration Rights Agreement dated August 21, 1997 between the Company and Endeavour Capital Fund S.A. filed as Exhibit 4e to the Company's Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference).

10.30 Common Stock Purchase Warrant dated August 21, 1997 issued by the Company to Endeavour Capital Fund S.A. (filed as Exhibit 4f to the Company's Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference).

10.31 Lease Agreement dated November 29, 1984 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.32 Space Expansion and Term Extension Agreement dated April 1988 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.33 Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.34 Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10v to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.35 Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.36 Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.37 Landlord's Consent to Assignment of Lease dated August 19, 1996 among CVN Associates, L.P., Able Acquisition Corp. (predecessor corporation to Able), Able Laboratories, Inc. and the Company with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.38 Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.39 Loan Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

10.40 Security Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

10.41 Amended and Restated Loan and Security Agreement dated June 18, 1997 among Huntington National Bank, Superior and DynaGen (filed as Exhibit 99.3 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

10.42 Continuing Guaranty Unlimited dated June 18, 1997 from DynaGen to Huntington National Bank (filed as Exhibit 99.4 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

10.43         Commercial Lease Agreement dated March 9, 1995 between S.C.
              Properties Limited and Superior (filed as Exhibit 10e to Registrant's Report on Form 10-Q for the period ended June 30, 1997, and incorporated by reference).

10.44 Amendment, Estoppel and Consent Agreement dated June 18, 1997 between S.C. Properties Limited and Superior (filed as Exhibit 10f to Registrant's Report on Form 10-Q for the period ended June 30, 1997, and incorporated by reference).

10.45 Indenture of Lease dated July 1, 1997 between Rivertech Associates LC and the Company (filed as Exhibit 10a to Registrant's Report on Form 10-Q for the period ended September 30, 1997, and incorporated by reference).

10.46 Term Extension Agreement dated August 28, 1997 between CVN Associates, Inc. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10ii to the Registrant's Report on Form 10- K for the Year Ended December 31, 1997, and incorporated by reference)

10.47 Subscription Agreement Dated February 26, 1998 with Sovereign Partners (filed as Exhibit 4a to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.48 7% Debenture Dated February 26, 1998 in the name of Sovereign Partners (filed as Exhibit 4b to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.49 Registration Rights Agreement Dated February 26, 1998 with Sovereign Partners (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.50         Agreement dated March 19, 1998 with Endeavour Capital Fund S.A.
              (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.51 8% Debenture Dated March 19, 1998 in favor of Endeavour Capital Fund S.A. (filed as Exhibit 4e to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.52 Warrant Dated March 19, 1998 in the name of Endeavour Capital Fund S.A. (filed as Exhibit 4f to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.53 Agreement dated March 31, 1998 with Sovereign Partners and Dominion Capital Fund, Ltd. (filed as Exhibit 4g to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.54 8% Debenture Dated March 31, 1998 in the name of Sovereign Partners (filed as Exhibit 4h to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.55 8% Debenture Dated March 31, 1998 in the name of Dominion Capital Fund, Ltd. (filed as Exhibit 4i to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.56 Credit Agreement by and between DynaGen, Inc., Generic Distributors Incorporated, Able Laboratories, Inc., and Fleet National Bank dated February 26, 1998 (filed as Exhibit 10a to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.57 Term Note issued by Generic Distributors Incorporated to Fleet National Bank dated February 26, 1998 (filed as Exhibit 10b to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.58 Pledge and Security Agreement by and between DynaGen, Inc. and Fleet National Bank dated February 26, 1998 (filed as Exhibit 10c to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.59 Security Agreement by and between Generic Distributors Incorporated and Fleet National Bank dated February 26, 1998 (filed as Exhibit 10d to the Company's Report on Form 10- Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.60 Warrant to Purchase 350,000 shares of Common Stock, dated June 30, 1998 (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.61 Warrant to Purchase up to 400,000 shares of Common Stock, dated April 1, 1998 (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.62 Warrant to Purchase 250,000 shares of Common Stock, dated April 1, 1998 (filed as Exhibit 4e to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.63 $250,000 Note dated April 30, 1998 (filed as Exhibit 4f to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.64 $200,000 Note dated May 13, 1998 (filed as Exhibit 4g to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.65 Letter Agreement dated June 25, 1998 amending terms of Notes (filed as Exhibit 4h to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.66 Form of Subscription Agreement for Series H Convertible Preferred Stock (filed as Exhibit 4i to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.67 Commercial Financing Agreement between the Company and Porter Capital Corporation (filed as Exhibit 10a to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.68 Warrant dated August 26, 1998 in the name of Michael Sorrell to purchase 150,000 shares of Common Stock. (filed as Exhibit 4a to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.69 Warrant dated August 1, 1998 in the name of Fortress Financial to purchase 200,000 shares of Common Stock (filed as Exhibit 4b to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.70 Warrant dated August 18, 1998 in the name of Carolyn Cusick to purchase 37,500 shares of Common Stock (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.71 Warrant dated August 18, 1998 in the name of Porter Capital Corporation to purchase 37,500 shares of Common Stock (filed as Exhibit 4d to the Company's Report on Form 10- Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.72 $250,000 7% Convertible Debenture in the name of Sovereign Partners dated September 29, 1998 (filed as Exhibit 4e to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.73 Factoring Agreement dated October 2, 1998 with K & L Financial, Inc. (filed as Exhibit 10a to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.74 Asset Purchase Agreement and exhibits thereto dated October 2, 1998 with Triple L, Ltd. (filed as Exhibit 10b to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.75 Financial Consulting and Investment Banking Agreement with Schneider Securities, Inc. dated December 29, 1998

10.76 Warrant to purchase 1,200,000 shares of Common Stock, dated December 29, 1998 in the name of Schneider Securities, Inc.

10.77 12% $500,000 Subordinated Promissory Note, dated November 20, 1998 in the name of Project Capital Finance LLP

10.78 Warrant to Purchase 1,000,000 shares of Common Stock, dated November 20, 1998 in the name of Project Capital Finance LLP

10.79*        Consulting Agreement with C. Robert Cusick dated May 11, 1998

10.80*        Stock Option in the name of Dhananjay G. Wadekar, dated November
              19, 1998

10.81*        Stock Option in the name of C. Robert Cusick, dated November 19,
              1998

10.84 Consultant Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-57249, filed on June 19, 1998 and incorporated hereby by reference)

21.1          Subsidiaries of the Registrant

23.1          Consent of Wolf & Co., P.C.

24.1 Power of Attorney is contained on the signature page of this Annual Report on Form 10-K.

27.1          Financial Data Schedules
---------------------------
* Indicates a management contract or any compensatory plan, contract or arrangement.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c)    Exhibits

       The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DYNAGEN, INC.


                                                 By:  /s/ C. Robert Cusick
                                                      -------------------------
                                                      C. Robert Cusick
                                                      President, Chief Executive
                                                      Officer and Treasurer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated; and each of the undersigned officers and directors of DynaGen, Inc. hereby severally constitutes and appoints C. Robert Cusick and Dhananjay G. Wadekar, and each of them singly, his true and lawful attorneys-in-fact and agents, with full power to them, and each of them singly, to sign for him, in his name in the capacity indicated below, all amendments to such report on Form 10-KSB, hereby ratifying and confirming his signature as it may be signed by his attorneys to such report and any and all amendments thereto.

                SIGNATURE                        DATE                                  TITLE
                ---------                        ----                                  -----

                                                                 President, Chief Executive Officer, Treasurer
/S/ C. ROBERT CUSICK                        March 25, 1999       and Director
 ..........................                                       (Principal Executive Officer, Principal
C. ROBERT CUSICK                                                 Financial and Accounting Officer)

/S/ DHANANJAY G. WADEKAR                    March 25, 1999       Executive Vice President and Director
 ..........................
DHANANJAY G. WADEKAR

/S/ F. HOWARD SCHNEIDER                     March 25, 1999       Director
 ..........................
F. HOWARD SCHNEIDER

/S/ STEVEN GEORGIEV                         March 25, 1999       Director
 ..........................
STEVEN GEORGIEV


                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

2.1 Asset Purchase Agreement dated February 26, 1998 by and among DynaGen, Inc., Superior Pharmaceutical Company, Generic Distributors Incorporated, Generic Distributors Limited Partnership, United Pharmacists, Inc., and Mr. Donald Couvillon (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

2.2 Amendment No. 1 to the Asset Purchase Agreement dated February 26, 1998 by and among DynaGen, Inc., Superior Pharmaceutical Company, Generic Distributors Incorporated, Generic Distributors Limited Partnership, United Pharmacists, Inc., and Mr. Donald Couvillon (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference)

2.3 Agreement and Plan of Merger among the Registrant, DynaGen Acquisition Corporation, Superior Pharmaceutical Company and the stockholders of Superior Pharmaceutical Company dated March 7, 1997 (filed as Exhibit 2c to the Registrant's Report on Form 10-K for the Year Ended December 31, 1997, and incorporated by reference)

3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

3.2 By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

4.1 Specimen Common Stock Certificate (filed as Exhibit 4a to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.1* 1989 Stock Option Plan, as amended (filed as Exhibit 10c to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.2* Form of Incentive Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

10.3* Form of Non-Qualified Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.7 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

10.4* 1991 Stock Plan, as amended (filed as Exhibit 10d* to Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).

10.5*         Form of Incentive Stock Option Agreement under 1991 Plan (filed as
              Exhibit 10aa to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.6* Form of Non-Qualified Stock Option Agreement under 1991 Plan (filed as Exhibit 10bb to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.7* 1998 Stock Option Plan ((filed as Appendix A to the Registrant's definitive proxy materials for the Special Meeting of Stockholders on March 4, 1998, and incorporated by reference)

10.8* Non-Qualified Stock Option Agreement dated July 24, 1996 granting a stock option to Steven Georgiev (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.9* Employment Agreement dated November 1, 1991 by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10d to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.10* Amendment 1 to Key Employment Agreement by and between DynaGen, Inc. and Dhananjay G. Wadekar (filed as Exhibit 10c to Registrant's Registration Statement on Form S-1, No.
              33-71416, and incorporated by reference).

10.11 Registration Rights Agreement dated June 18, 1997 among DynaGen and Eric Hagerstrand, Dennis Smith and Thomas Canning (filed as
              Exhibit 4.1 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.12 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Eric C. Hagerstrand (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference)

10.13 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Dennis B. Smith (filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference)

10.14 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Thomas L. Canning (filed as Exhibit 4.4 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.15 Pledge Agreement dated June 18, 1997 among DynaGen and Eric Hagerstrand, Dennis Smith and Thomas Canning (filed as Exhibit 4.5 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.16 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.6 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.17 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Odyssey (filed as Exhibit 4.7 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.18 Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.8 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.19 Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Odyssey (filed as Exhibit 4.9 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.20 Pledge and Security Agreement dated June 18, 1997 issued by DynaGen to Sirrom (filed as Exhibit 4.10 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.21 Securities Purchase Agreement dated June 17, 1997 between DynaGen and Julius Baer Securities Inc. as agent for certain non-U.S. persons (filed as Exhibit 4.18 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.22 Registration Rights Agreement dated June 17, 1997 between DynaGen and Julius Baer Securities Inc. as agent for certain non-U.S. persons (filed as Exhibit 4.19 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.23 Stock Purchase Warrant dated June 18, 1997 issued by Superior to Sirrom (filed as Exhibit 4.20 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.24 Stock Purchase Warrant dated June 18, 1997 issued by Superior to Odyssey (filed as Exhibit 4.21 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.25 Revolving Note dated June 18, 1997 issued by Superior to Huntington National Bank (filed as Exhibit 4.22 to DynaGen's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.26 Form of Securities Purchase Agreement among the Company and the purchasers of Series A Preferred Stock filed as Exhibit 4a to the Company's Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference).

10.27 Form of Common Stock Purchase Warrant issued by the Company to the purchasers of Series A Preferred Stock (filed as Exhibit 4.16 to the Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

10.28 Stock Purchase Agreement dated August 21, 1997 between the Company and Endeavour Capital Fund S.A. filed as Exhibit 4d to the Company's Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference).

10.29 Registration Rights Agreement dated August 21, 1997 between the Company and Endeavour Capital Fund S.A. filed as Exhibit 4e to the Company's Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference).

10.30 Common Stock Purchase Warrant dated August 21, 1997 issued by the Company to Endeavour Capital Fund S.A. (filed as Exhibit 4f to the Company's Report on Form 10-Q for the period ended September 30, 1997 and incorporated herein by reference).

10.31 Lease Agreement dated November 29, 1984 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.32 Space Expansion and Term Extension Agreement dated April 1988 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.33 Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.34 Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10v to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.35 Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.36 Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.37 Landlord's Consent to Assignment of Lease dated August 19, 1996 among CVN Associates, L.P., Able Acquisition Corp. (predecessor corporation to Able), Able Laboratories, Inc. and the Company with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.38 Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.39 Loan Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

10.40 Security Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

10.41 Amended and Restated Loan and Security Agreement dated June 18, 1997 among Huntington National Bank, Superior and DynaGen (filed as Exhibit 99.3 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

10.42 Continuing Guaranty Unlimited dated June 18, 1997 from DynaGen to Huntington National Bank (filed as Exhibit 99.4 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

10.43         Commercial Lease Agreement dated March 9, 1995 between S.C.
              Properties Limited and Superior (filed as Exhibit 10e to Registrant's Report on Form 10-Q for the period ended June 30, 1997, and incorporated by reference).

10.44 Amendment, Estoppel and Consent Agreement dated June 18, 1997 between S.C. Properties Limited and Superior (filed as Exhibit 10f to Registrant's Report on Form 10-Q for the period ended June 30, 1997, and incorporated by reference).

10.45 Indenture of Lease dated July 1, 1997 between Rivertech Associates LC and the Company (filed as Exhibit 10a to Registrant's Report on Form 10-Q for the period ended September 30, 1997, and incorporated by reference).

10.46 Term Extension Agreement dated August 28, 1997 between CVN Associates, Inc. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10ii to the Registrant's Report on Form 10- K for the Year Ended December 31, 1997, and incorporated by reference)

10.47 Subscription Agreement Dated February 26, 1998 with Sovereign Partners (filed as Exhibit 4a to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.48 7% Debenture Dated February 26, 1998 in the name of Sovereign Partners (filed as Exhibit 4b to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.49 Registration Rights Agreement Dated February 26, 1998 with Sovereign Partners (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.50         Agreement dated March 19, 1998 with Endeavour Capital Fund S.A.
              (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.51 8% Debenture Dated March 19, 1998 in favor of Endeavour Capital Fund S.A. (filed as Exhibit 4e to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.52 Warrant Dated March 19, 1998 in the name of Endeavour Capital Fund S.A. (filed as Exhibit 4f to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.53 Agreement dated March 31, 1998 with Sovereign Partners and Dominion Capital Fund, Ltd. (filed as Exhibit 4g to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.54 8% Debenture Dated March 31, 1998 in the name of Sovereign Partners (filed as Exhibit 4h to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.55 8% Debenture Dated March 31, 1998 in the name of Dominion Capital Fund, Ltd. (filed as Exhibit 4i to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.56 Credit Agreement by and between DynaGen, Inc., Generic Distributors Incorporated, Able Laboratories, Inc., and Fleet National Bank dated February 26, 1998 (filed as Exhibit 10a to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.57 Term Note issued by Generic Distributors Incorporated to Fleet National Bank dated February 26, 1998 (filed as Exhibit 10b to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.58 Pledge and Security Agreement by and between DynaGen, Inc. and Fleet National Bank dated February 26, 1998 (filed as Exhibit 10c to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.59 Security Agreement by and between Generic Distributors Incorporated and Fleet National Bank dated February 26, 1998 (filed as Exhibit 10d to the Company's Report on Form 10- Q for the quarter ended March 31, 1998 and incorporated herein by reference)

10.60 Warrant to Purchase 350,000 shares of Common Stock, dated June 30, 1998 (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.61 Warrant to Purchase up to 400,000 shares of Common Stock, dated April 1, 1998 (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.62 Warrant to Purchase 250,000 shares of Common Stock, dated April 1, 1998 (filed as Exhibit 4e to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.63 $250,000 Note dated April 30, 1998 (filed as Exhibit 4f to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.64 $200,000 Note dated May 13, 1998 (filed as Exhibit 4g to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.65 Letter Agreement dated June 25, 1998 amending terms of Notes (filed as Exhibit 4h to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.66 Form of Subscription Agreement for Series H Convertible Preferred Stock (filed as Exhibit 4i to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.67 Commercial Financing Agreement between the Company and Porter Capital Corporation (filed as Exhibit 10a to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.68 Warrant dated August 26, 1998 in the name of Michael Sorrell to purchase 150,000 shares of Common Stock. (filed as Exhibit 4a to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.69 Warrant dated August 1, 1998 in the name of Fortress Financial to purchase 200,000 shares of Common Stock (filed as Exhibit 4b to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.70 Warrant dated August 18, 1998 in the name of Carolyn Cusick to purchase 37,500 shares of Common Stock (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.71 Warrant dated August 18, 1998 in the name of Porter Capital Corporation to purchase 37,500 shares of Common Stock (filed as Exhibit 4d to the Company's Report on Form 10- Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.72 $250,000 7% Convertible Debenture in the name of Sovereign Partners dated September 29, 1998 (filed as Exhibit 4e to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.73 Factoring Agreement dated October 2, 1998 with K & L Financial, Inc. (filed as Exhibit 10a to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.74 Asset Purchase Agreement and exhibits thereto dated October 2, 1998 with Triple L, Ltd. (filed as Exhibit 10b to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference)

10.75 Financial Consulting and Investment Banking Agreement with Schneider Securities, Inc. dated December 29, 1998

10.76 Warrant to purchase 1,200,000 shares of Common Stock, dated December 29, 1998 in the name of Schneider Securities, Inc.

10.77 12% $500,000 Subordinated Promissory Note, dated November 20, 1998 in the name of Project Capital Finance LLP

10.78 Warrant to Purchase 1,000,000 shares of Common Stock, dated November 20, 1998 in the name of Project Capital Finance LLP

10.79*        Consulting Agreement with C. Robert Cusick dated May 11, 1998

10.80*        Stock Option in the name of Dhananjay G. Wadekar, dated November
              19, 1998

10.81*        Stock Option in the name of C. Robert Cusick, dated November 19,
              1998

10.84 Consultant Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-57249, filed on June 19, 1998 and incorporated hereby by reference)

21.1          Subsidiaries of the Registrant

23.1          Consent of Wolf & Co., P.C.

24.1 Power of Attorney is contained on the signature page of this Annual Report on Form 10-K.

27.1          Financial Data Schedules (filed in electronic format only).