Form 10QSB
period 1999-03-31
DYNAGEN INC
filed 1999-05-17
CIK 857171

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission File Number 1-11352
                         ------------------------------

                                  DYNAGEN, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                04-3029787
             --------                                ----------
  (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                identification No.)

                               840 MEMORIAL DRIVE
                               CAMBRIDGE, MA 02139
                    (Address of principal executive offices)

                                 (617) 491-2527
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---


As of April 30, 1999 there were outstanding 46,324,244 shares of common stock, $.01 par value per share.

                                  DYNAGEN, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                 MARCH 31, 1999


                                TABLE OF CONTENTS



Facing Page                                                                    1

Table of Contents                                                              2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                            Condensed Consolidated Balance Sheet               3
                            Condensed Consolidated Statements of Loss          5
                            Condensed Consolidated Statements of Changes
                             in Stockholders' Equity (Deficit)                 6
                            Condensed Consolidated Statements of
                             Cash Flows                                        7
                            Notes to Unaudited Condensed Consolidated
                             Financial Statements                              9

         Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                      13

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           24
         Item 2.  Changes in Securities                                       24
         Item 3.  Defaults on Senior Securities                               25
         Item 6.  Exhibits and Reports on Form 8-K                            27

SIGNATURES                                                                    28

(*) The financial information at December 31, 1998 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

PART I. FINANCIAL INFORMATION

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                                           ASSETS

                                                                          March 31,     December 31,
                                                                            1999            1998
                                                                       ------------     ------------
Current assets:
         Cash and cash equivalents                                     $    204,773     $     97,045
         Accounts receivable, net of
             allowance accounts for
             doubtful accounts of
             $62,490 and $68,133                                          4,173,257        3,673,472
         Rebates                                                            433,774          398,724
         Inventory                                                        6,983,933        6,647,079
         Notes receivable                                                   110,000          150,000
         Prepaid expenses and other
             current assets                                                 148,634          201,470
          Total current assets                                           12,054,371       11,167,790
                                                                       ------------     ------------
Property and equipment, net                                               1,820,691        1,685,010
                                                                       ------------     ------------
Other assets:
         Customer lists, net of accumulated
             amortization of $4,475,873 and
             $4,205,133                                                   6,965,332        7,636,072
         Goodwill, net of accumulated amorti-
             tization of $55,021 and $48,567                                331,198          337,652
         Patents and trademarks, net of
             accumulated amortization of
             $5,435 and $0                                                   59,794           65,229
         Deferred debt financing costs, net
             of accumulated amortization                                    257,516          277,325
         Deposits and other assets                                          322,085          276,372
                                                                       ------------     ------------
          Total other assets                                              7,935,925        8,592,650
                                                                       ------------     ------------
                                                                       $ 21,810,987     $ 21,445,450
                                                                       ============     ============


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31,     December 31,
                                                                   1999            1998
                                                                   ----            ----
Current liabilities:
         Bank overdraft                                       $    905,625      $    621,313
         Notes payable and current
          portion of long-term debt                             14,522,192        13,162,041
         Accounts payable and accrued
          expenses                                               4,177,793         3,705,209
         Deferred revenue                                           88,034           100,000
         Acquisition obligation                                  4,083,000         4,083,000
                                                              ------------      ------------
          Total current liabilities                             23,776,644        21,671,563
Warrant put liability                                              887,734           858,435
Long term debt, less current portion                             1,170,926         1,510,813
                                                              ------------      ------------
          Total liabilities                                     25,835,304        24,040,811
                                                              ------------      ------------
Commitments and contingencies
Stockholders' equity (deficit):
         Preferred stock, $.01 par value,
         10,000,000 shares authorized,
         45,975 and 52,152 shares of Series
         A through H outstanding,
         (liquidation value $4,595,235
          and $5,212,977)                                              460               521
         Common stock, $.01 par value,
          75,000,000 shares authorized,
          43,019,671 and 37,612,612 shares
          issued and outstanding                                   430,197           376,126
         Additional paid-in capital                             47,595,589        47,181,545
         Accumulated deficit                                   (52,050,563)      (50,153,553)
                                                             -------------      ------------
         Total stockholders' equity (deficit)                   (4,024,317)       (2,595,361)
                                                             -------------      ------------
                                                             $  21,810,987      $ 21,445,450
                                                             =============      ============


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    -----------------------------------------
                                   (Unaudited)

                                                               Three Months EndeD
                                                               ------------------
                                                         March 31,            March 31,
                                                           1999                 1998
                                                       ------------         -------------
Revenues:
         Product sales                                 $  7,024,798         $   6,961,583
         Fees and royalties                                      -0-                   42
                                                       ------------         -------------
           Total revenues                                 7,024,798             6,961,625
                                                       ------------         -------------
Costs and expenses:
         Cost of sales                                    5,616,657             5,558,562
         Research and development                           176,354               226,617
         Selling, general and
          administrative                                  1,990,817             2,466,917
         Loss on impairment of
          customer lists                                    400,000                    -0-
                                                       ------------         -------------
           Total costs and expenses                       8,183,828             8,252,096
                                                       ------------         -------------
         Operating loss                                  (1,159,030)           (1,290,471)
                                                       ------------         -------------
Other income (expense):
         Investment and other income, net                    30,751                53,006
         Interest and financing expense                    (768,731)             (441,597)
          Other income,(expense) net                       (737,980)             (388,591)
                                                       ------------         -------------
          Net loss                                       (1,897,010)           (1,679,062)
Less returns to preferred stockholders:
 Beneficial conversion feature                              191,750                50,000
 Dividends paid and accrued                                  16,123                62,238
                                                       ------------         -------------
Net loss applicable to common stock                    $ (2,104,883)        $  (1,791,300)
                                                       ============         =============
Net loss per share-basic                               $      (0.05)        $       (0.24)
                                                       ============         =============
Weighted average shares outstanding                      40,003,490             7,566,447
                                                       ============         =============


     See accompanying notes to unaudited consolidated financial statements.

                                               DynaGen, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                Three Months Ended March 31, 1999 and 1998

--------------------------------------- ------------------- ---------------------- -----------------------


                                                          Preferred Stock          Common Stock


                                        Comprehensive
                 Description                 Income
                                                         Shares     Amount        Shares     Amount
--------------------------------------- --------------- ----------- ---------- ------------- ------------
Balance at December 31, 1997                              63,522    $   635     4,315,137    $43,151
Stock issued for GDI acquisition                          12,000        120            -           -
Shares issued in private placements                       10,000        100            -           -
Stock issued for services                                     -          -         60,000         600
Delayed registration penalty                                  -          -             -           -
Conversion of note payable                                    -          -      1,040,949      10,410
Conversion of preferred stock                            (30,810)      (308)    9,251,865      92,519
Comprehensive income: Net loss          $  (1,679,062)        -          -             -           -
                                         =============   -------     ------    ----------    --------

Balance at March 31, 1998                                 54,712    $   547    14,667,951    $146,680
                                                         =======    =======    ==========    ========

--------------------------------------- --------------- ----------- ---------- ------------- ------------

Balance at December 31, 1998                              52,152    $   521    37,612,612    $376,126
Conversion of preferred stock                             (6,177)       (61)    3,793,488      37,935
Conversion of debt                                            -          -      1,463,571      14,636
Commission paid on private
  placement                                                   -          -         25,000         250
Common stock issued for bonus                                 -          -        125,000       1,250
Beneficial conversion feature of
  debenture                                                   -          -             -           -
Comprehensive income: Net loss          $  (1,897,011)        -          -             -           -
                                         =============   -------     ------    ----------    --------


Balance at March 31, 1999                                 45,975    $   460    43,019,671    $430,197
                                                         =======    =======    ==========    ========
--------------------------------------- --------------- ----------- ---------- ------------- ------------

                                       DynaGen, Inc.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  Three Months Ended March 31, 1999 and 1998 (continued)

--------------------------------------- ---- -------------- ----------------- -----------




                                          Additional
                                            Paid-In     Accumulated
                 Description                Capital        Deficit            Total

---------------------------------------  -------------- ----------------- ---------------
Balance at December 31, 1997             $39,137,311    $(36,556,469)     $2,624,628
Stock issued for GDI acquisition           1,199,880              -        1,200,000
Shares issued in private placements          920,444              -          920,544
Stock issued for services                     38,600              -           39,200
Delayed registration penalty                 (87,500)             -          (87,500)
Conversion of note payable                   144,590              -          155,000
Conversion of preferred stock                (92,211)             -               -
Comprehensive income: Net loss                    -       (1,679,062)     (1,679,062)
                                         -----------    ------------      ----------

Balance at March 31, 1998                $41,261,114    $(38,235,531)     $3,172,810
                                         ===========    ============      ==========

---------------------------------------  -------------- ----------------- ---------------

Balance at December 31, 1998             $47,181,545    $(50,153,553)     $(2,595,361)
Conversion of preferred stock                (37,874)             -                -
Conversion of debt                           206,083              -           220,719
Commission paid on private
  placement                                  155,835              -           156,085
Common stock issued for bonus                 27,500              -            28,750
Beneficial conversion feature of
  debenture                                   62,500              -            62,500
Comprehensive income: Net loss                    -       (1,897,010)      (1,897,010)
                                         -----------    ------------      -----------


Balance at March 31, 1999                $47,595,589    $(52,050,563)     $(4,024,317)
                                         ===========    ============      ===========
---------------------------------------  -------------- ----------------- ---------------

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                     ------------------
                                                                 March 31,        March 31,
                                                                   1999              1998
                                                              -------------     -------------
Cash flows from operating activities:
         Net loss                                             $ (1,897,010)     $(1,679,062)
         Adjustments to reconcile
          net loss to net cash used for
           operating activities:
         Loss on impairment of customer
          lists                                                    400,000              ---
         Beneficial conversion feature of
          convertible note                                          62,500              ---
         Stock, stock options and warrants
          issued for services                                      184,835           39,200
         Depreciation and amortization                             413,660          844,783
         (Increase) decrease in operating
          assets:
         Accounts receivable                                      (499,785)        (134,663)
         Rebates                                                  ( 35,050)         377,643
         Inventory                                                (336,854)       1,706,503
         Prepaid expenses and other
          current assets                                            92,836          (21,983)
         Deposits and other assets                                ( 45,713)          79,142
         Increase (decrease) in operating
          liabilities:
           Accounts payable and accrued
            expenses                                               538,303       (2,498,208)
           Deferred revenue                                        (11,966)             ---
                                                              -------------     -------------
            Net cash used for operating
             activities                                         (1,134,244)      (1,286,645)
                                                              -------------     -------------


                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                           ------------------
                                                      March 31,          March 31,
                                                        1999               1998
                                                     ---------         -------------
Cash flows from investing activities:
 Purchase of wholly-owned subsidiary,
 net of cash received in acquisition                 $     ---         $    (756,406)
 Purchase of property and equipment                   (217,604)              (45,603)
 Increase in deferred financing and
 acquisition costs                                         ---               (50,000)
                                                     ---------         -------------
 Net cash used for investing activities               (217,604)             (852,009)
                                                     ---------         -------------

 Cash flows from financing activities:
 Net proceeds from stock warrants and options              ---
 Net proceeds from private stock placements                ---               920,544
 Proceeds from bank loan                                   ---             1,200,000
 Net proceeds from debt placements                   1,345,000               200,000
 Repayment of debt obligations                        (218,526)
 Net change in line of credit                           77,980               120,990
 Net change in accounts receivable factoring           (29,190)                  ---
 Increase (decrease)in bank overdraft                  284,312              (142,616)
  Repayment of Superior notes payable                      ---              (416,666)
                                                     ---------         -------------
 Net cash provided by financing activities           1,459,576             1,882,252
                                                     ---------         -------------
 Net change in cash and cash equivalents               107,728              (256,402)
Cash and cash equivalents at beginning                  97,045               697,045
                                                     ---------         -------------
Cash and cash equivalents at end                     $ 204,773         $     440,643
                                                     =========         =============

Supplemental cash flow information:
         Interest paid                               $ 187,514         $     208,291
         Common stock issued for convertible
         note payable and accrued interest             220,719               155,000
         Debt issued for delayed registration
         penalty                                           ---                87,500

Schedule of non-cash investing and financing activities:
On March 2, 1998, the Company purchased the net assets of Generic Distributors Limited Partnership for $2,350,000.
In connection with the acquisition, non-cash financing activities, liabilities assumed and customer lists were as follows:

Fair value of assets acquired                                            $ 2,375,274
Cash paid                                                                 (1,150,000)
Preferred stock issued                                                    (1,200,000)
Liabilities assumed                                                         (658,274)
                                                                         -----------
Customer lists (exclusive of other acquisition costs of $96,205)         $   633,000
                                                                         ===========

     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") and its wholly-owned subsidiaries, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals, and Superior Pharmaceutical Company ("Superior") and Generic Distributors Inc. ("GDI") both of which are engaged in the distribution of generic pharmaceuticals and Apex Pharmaceuticals, Inc. which is developing therapeutic products. The consolidated financial statements no longer include the accounts of BioTrack, Inc. In 1998, the Company sold the majority of its shares in BioTrack in exchange for a promissory note of BioTrack in the principal amount of $1,000,000. The Company's ownership interest in BioTrack on March 31, 1999 was approximately 24%. Accordingly, BioTrack's financial statements are not included in the accompanying consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

         The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

         The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

USE OF ESTIMATES

         In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of rebates receivable and intangible assets, the valuation of equity instruments issued by the Company and the amount of obligations due as a result of defaults on certain debt obligations. Actual results could differ materially from those estimates.

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

         For all periods presented, options, warrants and put warrants, were anti-dilutive and so were excluded in calculating diluted earnings per share.

         The loss applicable to common stockholders has been increased by the stated dividends on the convertible preferred stock and the amortization of discounts on convertible preferred stock due to beneficial conversion features. Shares of common stock that were, as of March 31, 1999, contingently issuable to the former stockholders of Superior have not been included in earnings per share because to do so would have had an anti-dilutive effect.

2.  GENERIC DISTRIBUTORS, INC.

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

         The GDI acquisition has been accounted for as a purchase. The results of operations of GDI have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $729,205 of the purchase price to customer lists, based on an independent appraisal. This amount is being amortized on a straight line basis over five years. Amortization of customer lists amounted to $36,460 and $11,740 for the three months ended March 31, 1999 and 1998, respectively.

         Unaudited pro forma consolidated operating results for the Company, assuming the acquisition of GDI had been made as of the beginning of fiscal 1998, are as follows:

                                                  Three Months Ended
                                                    March 31,1998
                                                    -------------

Revenues                                             $ 8,142,348
Net loss                                             $(1,781,614)
                                                     ------------
Net loss per share                                   $     (0.24)
                                                     ============



         The unaudited pro forma information is not necessarily indicative of either (i) the actual results of operations that would have occurred had the purchases been made as of the beginning of the fiscal period presented or(ii) future results of operations of the combined companies.

3.       INVENTORY

         Inventory consists of the following:

                                                    March 31,       December 31,
                                                      1999              1998
                                                      ----              ----

         Raw materials                             $  466,394        $  401,531
         Work-in-progress                              55,548            66,372
         Finished goods                             6,461,991         6,179,176
                                                   ----------        ----------
                                                   $6,983,933        $6,647,079

4.       DEBT

         Notes payable consist of the following:

                                                    March 31,       December 31,
                                                      1999              1998
                                                      ----              ----

         Convertible note payable                 $        -        $   155,000
         Bridge loans                               1,820,000           725,000
         Accounts receivable factoring                155,640           184,830
         Machinery & Equipment
          Financing                                   410,667           586,333
         7% Convertible Debenture                     500,000           250,000
         8% Convertible Debenture                     328,500           328,500
         Secured debt - Fleet Bank                  1,128,560         1,171,420
         Loan Payable -Huntington                   4,583,084         4,505,104
         Notes payable - Superior
          Acquisition                               3,766,667         3,766,667
         Senior subordinated debt                   3,000,000         3,000,000
                  Total                            15,693,118        14,672,854

         Less current portion                      14,522,192        13,162,041
                                                  -----------        ----------

                  Long-term debt                  $ 1,170,926       $ 1,510,813
                                                  ===========       ===========

5. SUBSEQUENT EVENTS

         During April 1999, the Company received $425,000 by issuing 9% Convertible Subordinated Debentures. The debentures mature in one year from date of issuance and carry a quarterly interest payment of 9% per annum. The principal and interest accrued shall be automatically converted into shares of Common Stock on the maturity date. Each tranche of $1,000,000 will be converted into 5% of the shares of Common Stock of DynaGen that are issued and outstanding on the date of conversion and smaller amounts will be prorated.

         On April 28, 1999, the Company issued a promissory note for $100,000 to an accredited investor for an investment of like amount in the Company. The note carried an interest rate of 10% and was to be repaid from the proceeds of any venture capital, institutional or other financing. The Company repaid this note from the proceeds of its sale in 1999 of 9% subordinated convertible debentures.

         On April 29, 1999 the Chairman and Chief Executive Officer of the Company loaned the Company $150,000 to meet short term working capital requirements. The note carried an interest rate of 10% and is to be repaid from the proceeds of any venture capital, institutional or other financing. The Company repaid this note from the proceeds of its sale in 1999 of 9% subordinated convertible debentures.

         During April 1999, 600 shares of Series B preferred stock were converted into 242,900 shares of Common Stock.

         During April 1999, 1,855 shares of Series C preferred stock were converted into 649,084 shares of common stock.

         In April 1999, 6,250 shares of Series H preferred stock were converted into 2,412,589 shares of Common Stock.

         In May 1999, the Company received $3,000,000 by issuing 9% subordinated convertible debentures. The debentures are payable in shares of Common Stock of the Company.

         In May 1999, the Company settled all claims of the former Superior stockholders by paying $1,500,000 in cash; issuing 1,500,000 shares of Common Stock; issuing warrants to purchase 1,000,000 shares of Common Stock at price of $.86 per share; and issuing warrants to purchase 300,000 shares of Common Stock at a price of $.01 per share. See "Legal Proceedings."


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item

1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

         DynaGen makes and sells generic drugs for the human health care market. During 1998 and the first quarter of 1999, we shifted our business focus from being a development and licensing company to building a company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals. We intend to implement this strategy through the internal product development as well as through the acquisition of businesses, technologies and products that we believe are undervalued. In August 1996, we acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, we acquired Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceuticals, in June 1997. In March 1998, we acquired Generic Distributors Limited Partnership through our wholly-owned subsidiary, Generic Distributors Incorporated ("GDI").

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

         Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing or to renegotiate our agreements with our existing creditors, we may have to file for bankruptcy. Our independent auditors issued an opinion on our financial statements as of December 31, 1998 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. See "-- Certain Factors That May Affect Future Results."

         Revenues for the three-month period ended March 31, 1999 were $7,024,798, compared to $6,961,625 for the period ended March 31, 1998. The increase of $63,173 is primarily the result of increased product sales by Superior Pharmaceuticals. The GDI acquisition was completed on March 1, 1998. Therefore, results for the first quarter of 1998 include only one month of sales for GDI.

         Cost of product sales was $5,616,657, or 80% of product sales for the three-month period ended March 31, 1999, compared to $5,558,562, or also 80% of product sales during first quarter 1998. The Company has maintained the gross profit margin at 20% due to the smaller margins of the distribution business.

         Research and development expenses for the three-month period ended March 31, 1999 were $176,354, compared to $226,617 for the three-month period ended March 31, 1998. All of these expenses relate to research which is currently being conducted at Able Laboratories to identify and develop generic drug candidates for future manufacturing and sales.

         Selling, general and administrative expenses for the three-month period ended March 31, 1999 were $1,990,817, compared to $2,466,917 for the three-month period ended March 31, 1998. The $476,100 decrease is primarily due to the cost cutbacks and reduction of staff at our headquarters in Cambridge.

         We recorded an additional $400,000 of loss on impairment of Superior's customer lists in the first quarter of 1999 based on our revised projections of Superior's cash flows after reviewing Superior's performance during the first quarter of 1999.

         Investment and other income was $30,751 for the three months ended March 31, 1999, compared to $53,006 for the three-month period ended March 31, 1998. The first quarter 1998 includes income received from sale of BioTrack stock held by the Company whereas the first quarter 1999 includes $21,000 of income recorded from forgiveness of old payables. Interest and financing expenses of $768,731 for the three-month period ended March 31, 1999, compared to $441,598 for the three-month period ended March 31, 1998, relate primarily to private placements of equity. We issued several warrants in connection with debt placement, the values of which are included in our financing costs.

Liquidity and Capital Resources

         As of March 31, 1999, we had a working capital deficit of $11,722,273, compared to a working capital deficit of $10,503,773 at December 31, 1998. Cash was $204,773 at March 31, 1999 compared to $97,045 at December, 1998. The Company continued to have a working capital deficit as funds were raised through short term debt placements. We expect our cash needs for the next 12 months to be approximately $5,000,000. We intend to generate the needed cash through additional financing activities. We can give no assurance, though, that we will be able to obtain such financing or, if we do, that the financing will be sufficient for our needs. If we are not able to raise the needed financing, we will likely need to seek the protection of the bankruptcy courts. See "Certain Factors That May Affect Future Results."

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

           The Common Stock traded at approximately $0.50 per share as of June 18, 1998, and we therefore became obligated to pay approximately $4,000,000 in cash to the former stockholders of Superior. Under the agreement, we then owed the former stockholders a total of approximately $9,000,000 in common stock, cash and notes. On July 31, 1998 we entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000. We continued to seek the exact amount and the form of payment (i.e., cash and/or stock) for the final settlement, but were unable to obtain sufficient financing. On December 17, 1998, the former Superior stockholders commenced a civil action in the Court of Common Pleas, Hamilton County, Ohio. The complaint filed by the former Superior stockholders alleged that we owed them approximately $9,000,000, including $4,166,667 in connection with promissory notes issued in connection with the merger as well as $4,817,660 as an adjustment to the purchase price. In May 1999, we settled all issues between us and the former Superior stockholders. The former Superior stockholders agreed to dismiss their lawsuit in exchange for our:

               o  paying $1,500,000 in cash;

               o  issuing 1,500,000 shares of Common Stock;

               o issuing warrants to purchase 1,000,000 shares of Common Stock at price of $.86 per share; and

               o issuing warrants to purchase 300,000 shares of Common Stock at a price of $.01 per share.

           We have satisfied various liabilities by divesting substantially all of our equity ownership in BioTrack, Inc., a subsidiary formed to develop and commercialize a technology involving tumor localization and tracking. In 1998, in connection with our shift in business focus, the Board of Directors determined that BioTrack did not fit into our plan to be a generic drug manufacturing and distribution company. On April 30, 1998, the Board of Directors unanimously voted to divest our majority share in BioTrack. Our equity in BioTrack was reduced to approximately 1,300,000 shares, or 24%, and we distributed the balance to the inventors of the technology, investors and BioTrack management.

         We have senior secured working capital and lending facilities from three separate entities. Huntington National Bank has provided working capital for Superior Pharmaceutical. The initial note matured in June 1998 and since then, Huntington has extended the facility on a monthly basis. Fleet Capital has provided a term loan for the acquisition of GDI. K&L Financial has provided working capital for Able Laboratories. We are in default of certain financial covenants, but we have not defaulted on payment obligations in connection with these agreements.

         To date we have met substantially all of our capital requirements through the sale of securities and loans convertible into common stock. The negative impact of events in 1997 and 1998 has severely limited our ability to raise capital in a conventional sale of our securities. We have engaged an investment banking firm that specializes in the turnaround of companies to seek both debt and equity financing. We cannot give any assurance that we will raise the needed financing. If we cannot raise such financing, we will not have adequate working capital for our operations. Under such circumstances we may have to seek protection of the bankruptcy courts. See "Certain Factors That May Affect Future Results."

         We have also been working with our trade creditors to reduce our obligations. A substantial majority of the creditors have accepted our payment plans, which include periodic payments, discounts of amounts outstanding, and acceptance of shares of Common Stock. We can give no assurance, however, that our creditors will continue to accept our proposed payment plans or that we will be able to execute any such plan if it is accepted. If we are unable to meet our obligations to our trade creditors, we may have to seek protection of the bankruptcy courts. See "Certain Factors That May Affect Future Results."

YEAR 2000 COMPLIANCE

         Many computer systems and software products could experience problems handling dates beyond the year 1999 because the systems are coded to accept only two-digit entries in the date code fields. In ability of products and systems on which we rely to process these dates could have a material adverse effect on our business.

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

         Risks

         Based on our limited review of our Year 2000 issues to date, we do not anticipate significant interruption of normal internal operations. The risk posed by Year 2000 issues depends substantially on the number and type of any instances of non-compliance that have not yet been discovered by us. To the extent that our internal systems, or products and services obtained from third parties, are found not to be year 2000 compliant, we could face business disruptions which could, in turn, cause delays in meeting operating goals and could divert significant management resources.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Report that are not historical facts, including statements relating to liquidity and capital resources, constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied, and may in the future vary, significantly from those stated in any forward-looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 10-QSB, the matters discussed under the heading "Certain Factors that may Affect Future Results" in our Annual Report on Form 10-KSB for the year ended December 31, 1998, as well as the accuracy of our internal estimates of revenue and operating expense levels.

         The following risk factors should be read in conjunction with the financial statements and related notes thereto. The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements contained or incorporated by reference in this report and presented by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

       OUR FINANCIAL CONDITION IS HIGHLY UNCERTAIN; WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES

         We have incurred operating losses in every operating period since our inception and had an accumulated deficit of $52,050,563 as of March 31, 1999. We incurred a net loss of $1,897,010 in the three months ended March 31, 1999.

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

       OUR FINANCIAL CONDITION IS HIGHLY UNCERTAIN, AND WE MAY NEED TO SEEK PROTECTION FROM OUR CREDITORS BY FILING FOR BANKRUPTCY

         We will likely be forced to declare bankruptcy if we cannot continue to pay our creditors. As of March 31, 1999, our total assets were less than our total liabilities. We need to raise at least $5,000,000 to continue operations for the next year. We also need to renegotiate the terms of our existing agreements with our creditors. If we do not raise the necessary money or are not successful in renegotiating the terms of our existing arrangements, we will probably have to seek the protection of the bankruptcy courts and holders of Common Stock would stand to lose their entire investment. See "-- Our Ability to Continue Operations is in Question; We Need to Raise Significant Additional Funds to Continue Operations."

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ STOCK MARKET AND MAY BE DELISTED FROM THE BOSTON STOCK EXCHANGE

         Our Common Stock was delisted from the Nasdaq Stock Market as of the close of trading on October 6, 1998. We received a notice from the Boston Stock Exchange on April 12, 1999 informing us that our Common Stock does not meet the requirements for continued listing on that exchange.

         The minimum amount of stockholders' equity for continued listing on the Boston Stock Exchange is $500,000; we had a stockholders' deficit of approximately $4,000,000, a shortfall of approximately $4,500,000. We are in the process of responding to the Boston Stock Exchange's notice. However, we do not currently meet the listing requirements. We anticipate that the Common Stock will continue to be quoted on the OTC Bulletin Board. Delisting of the Common Stock from the Boston Stock Exchange could have a material adverse effect on the public perception of the value of the Common Stock and, consequently, on our ability to raise capital necessary for our continued operations.

OUR COMMON STOCK MAY BE SUBJECT TO PENNY STOCK RULES

         The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stock characterized as "penny stocks," and requires additional disclosure relating to the market for penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less that $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years, (ii) net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 for the last three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

         If our Common Stock is delisted from the Boston Stock Exchange, then trading in the Common Stock would be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker/dealers who recommend such securities to persons other than established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker/dealers to trade in our Common Stock and thus would make it more difficult for purchases of Common Stock to sell their securities in the secondary market. The market liquidity for the Common Stock could be severely affected.

WE ARE OBLIGATED TO ISSUE A LARGE NUMBER OF SHARES OF COMMON STOCK AT PRICES BELOW THE MARKET PRICE, WHICH COULD ADVERSELY AFFECT THE VALUE OF THE COMMON STOCK

         We are obligated to issue a large number of shares at prices lower than market value. Therefore, the Common Stock could lose value if a large number of shares are issued into the market. At March 31, 1999 we had 43,019,671 shares of Common Stock issued and outstanding. We have issued a large number of securities, such as options, warrants, convertible preferred stock and convertible notes, that are convertible by their holders into shares of Common Stock. As of March 31, 1999, we were obligated to issue up to approximately 31,282,349 shares of Common Stock upon the conversion or exercise of convertible securities. We have also reserved 20,795,010 shares of Common Stock for issuance pursuant to options granted to our employees, officers, directors and consultants. The holders of these convertible securities likely would only exercise their rights to acquire Common Stock at times when the exercise price is lower than the price at which they could buy the Common Stock on the open market. Therefore, because we would likely receive less than current market price for any shares of Common Stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of Common Stock held by existing investors. Also, the exercise of a large number of convertible securities could limit our ability to obtain additional equity capital by selling Common Stock. In all likelihood, we would be able to sell shares of Common Stock elsewhere on more favorable terms at the time the holders of convertible securities choose to exercise their rights.

       OUR STOCK PRICE IS HIGHLY VOLATILE; THE VALUE OF THE COMMON STOCK MAY FLUCTUATE WIDELY FROM DAY TO DAY

           Volatility in our stock price may negatively impact the market price of our Common Stock and increases the risk that we could be the subject of costly securities litigation. The market price of our Common Stock has fluctuated between $70.00 and $.10 from January 1, 1993 to December 31, 1998 and was approximately $.59 on May 7, 1999. It is likely that the price of the Common Stock will continue to fluctuate widely in the future. The market price of our Common Stock could fluctuate substantially based on a variety of factors, including:

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

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                -----------------

         On December 17, 1998, the former Superior stockholders commenced a civil action in the Court of Common Pleas, Hamilton County, Ohio. The complaint filed by the former Superior stockholders alleged that we owed them approximately $9,000,000, including $4,166,667 in connection with promissory notes issued in connection with the merger as well as $4,817,660 as an adjustment to the purchase price. In May 1999, we settled all issues between us and the former Superior stockholders. The former Superior stockholders agreed to dismiss their lawsuit in exchange for our:

               o  paying $1,500,000 in cash;

               o  issuing 1,500,000 shares of Common Stock;

               o issuing warrants to purchase 1,000,000 shares of Common Stock at price of $.86 per share; and

               o issuing warrants to purchase 300,000 shares of Common Stock at a price of $.01 per share.

         Except for the above matter, the Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operations for the three-month period ended March 31, 1999.

ITEM 2.         CHANGES IN SECURITIES
                ---------------------

       a.       Not applicable.

       b. Sales of Unregistered Securities - In the three months ended March 31, 1999, the Company sold the following securities:

                On January 7, 1999, the Company issued a warrant to purchase 45,000 shares of Common Stock at an exercise price of $0.25, in connection with an accredited investor of units each consisting of a $25,000 12% unsecured promissory note and a warrent to purchase 15,000 shares of Common Stock. The Company received $75,000 in proceeds from the sale of the units.

                On January 26, 1999, the Company issued a warrant to purchase 35,500 shares of Common Stock at an exercise price of $0.05, and a Warrant to purchase 2,000 shares of Common Stock at an exercise price of $0.30. On January 26, 1999, the Company also issued a Warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.05. These three warrants were issued in connection with a 10% unsecured promissory note for $500,000 executed by the Company on January 27, 1999. The Company received $500,000 in aggregate proceeds from the sale of the promissory note on January 27, 1999.

                On February 26, 1999, the Company issued several warrants totaling a purchase of 195,000 shares of Common Stock at an exercise price of $0.25 in connection with the sale to accredited investors of units each consisting of a $25,000 12% unsecured promissory note and a warrent to purchase 15,000 shares of Common Stock. The Company received $325,000 on February 26, 1999 from the proceeds of the notes.

       On March 29, 1999, the Company issued a 7% Convertible Debenture in the principal amount of $250,000 to a private investor. The Company received aggregate proceeds of $250,000 from the sale. The debenture may be converted into common stock at a discount of 20% to the 5-day average closing bid prior to conversion or, at the option of the investor, repaid through the proceeds of future financing. The Company repaid this note from the proceeds of its sale in May 1999 of 9% subordinated convertible debentures.

       On March 30, 1999, the Company issued 300,000 shares to an accredited investor to repay a loan of $50,000 received during March 1999.

       During the quarter ended March 31, 1999, the Company issued an aggregate of 5,257,059 shares of Common Stock upon exercise of options and warrants and conversion of convertible debt and equity securities.

ITEM 3.         DEFAULTS ON SENIOR SECURITIES
                -----------------------------

       The Company has incurred recurring losses from operations resulting in an accumulated deficit of $52,050,563 and a working capital deficiency of $11,722,273 at March 31, 1999. In addition, the Company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:

       Sirrom Capital Corporation ("Sirrom") and Odyssey Investment Partners, L.P. ("Odyssey") - The Company issued secured promissory notes in the aggregate principal amount of $3,000,000 on June 18, 1997 due June 17, 2002. In addition, the Company issued stock warrants to purchase in the aggregate 400,000 shares of the Company's common stock and granted Sirrom and Odyssey the right to sell to the Company the warrants (put warrants) under a put and substitution agreement. At the time of issuance, $702,000 of the proceeds was allocated to the put warrants, resulting in a discount on the promissory notes.

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

       The Huntington National Bank - The Company's subsidiary, Superior, has a line of credit with the Huntington National Bank in the amount of approximately $4,500,000. At March 31, 1999, Superior is in default of certain loan covenants, in the loan and security agreement with the bank. Superior is in negotiations with the bank with respect to the defaults, but has not received a waiver of the defaults at the present time.

       The Company has guaranteed the loan to the bank. The loan and security agreement with the bank requires the Company to achieve a tangible net worth, exclusive of the tangible net worth of Superior, of $4,000,000, which the Company has not achieved at March 31, 1999.

       The loan and security agreement with the bank allowed Superior to make distributions to the Company in amounts sufficient to enable the Company to pay the debt service due to the former stockholders of Superior, provided, however, that such permitted payments cannot be made by Superior in the event of a default.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

       (a)      List of Exhibits

       The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-B.

Exhibit
No.                      Description of Exhibit
---                      ----------------------
10.1 Warrant to purchase 500,000 shares of Common Stock for $0.05 per share, dated January 26, 1999 in the name of Zinga Investment Ltd.

10.2 $500,000 Promissory Note Dated January 26, 1999 in the name of Antonio Fernandez

10.3 Warrant to purchase 2,000 shares of Common Stock for $0.30 per share, dated January 26, 1999 in the name of Alvin Alfonso

10.4 Warrant to purchase 35,500 shares of Common Stock for $0.05 per share, dated January 26, 1999 in the name of Global Holdings LLP

10.5 Form of 12% Note Due May 28, 1999 issued in connection with the Company's private placement of Units, each consisting of a $25,000 Note and a warrant to purchase 15,000 shares of Common Stock

10.6 Warrant to purchase 500,000 shares of Common Stock, dated January 26, 1999 issued in connection with the Company's private placement of Units, each consisting of a $25,000 Note and a warrant to purchase 15,000 shares of Common Stock

10.7 Warrant to purchase 200,000 shares of Common Stock for $0.22 per share, dated February 18, 1999 in the name of David Slavny

10.8              Stock Option in the name of C. Robert Cusick, dated February
                  4, 1999*

10.9              Stock Option in the name of Dhananjay Wadekar, dated February
                  4, 1999*

10.10             Stock Option in the name of Steven Georgiev, dated February
                  4, 1999*

10.11             Stock Option in the name of Howard Schneider, dated November
                  19, 1998*

10.12             Stock Option in the name of Steven Georgiev, dated November
                  19, 1998*

----------------
* Indicates management compensatory contract.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DYNAGEN, INC.

                                               By: /s/ Dhananjay G. Wadekar
                                                   ---------------------------
                                                   Dhananjay G. Wadekar
                                                   Duly Authorized Officer and
                                                   Principal Financial and
                                                   Accounting Officer



Date: May 14, 1999

                                 EXHIBIT INDEX
Exhibit
No.                      Description of Exhibit
---                      ----------------------
10.1 Warrant to purchase 500,000 shares of Common Stock for $0.05 per share, dated January 26, 1999 in the name of Zinga Investment Ltd.

10.2 $500,000 Promissory Note Dated January 26, 1999 in the name of Antonio Fernandez

10.3 Warrant to purchase 2,000 shares of Common Stock for $0.30 per share, dated January 26, 1999 in the name of Alvin Alfonso

10.4 Warrant to purchase 35,500 shares of Common Stock for $0.05 per share, dated January 26, 1999 in the name of Global Holdings LLP

10.5 Form of 12% Note Due May 28, 1999 issued in connection with the Company's private placement of Units, each consisting of a $25,000 Note and a warrant to purchase 15,000 shares of Common Stock

10.6 Warrant to purchase 500,000 shares of Common Stock, dated January 26, 1999 issued in connection with the Company's private placement of Units, each consisting of a $25,000 Note and a warrant to purchase 15,000 shares of Common Stock

10.7 Warrant to purchase 200,000 shares of Common Stock for $0.22 per share, dated February 18, 1999 in the name of David Slavny

10.8              Stock Option in the name of C. Robert Cusick, dated February
                  4, 1999*

10.9              Stock Option in the name of Dhananjay Wadekar, dated February
                  4, 1999*

10.10             Stock Option in the name of Steven Georgiev, dated February
                  4, 1999*

10.11             Stock Option in the name of Howard Schneider, dated November
                  19, 1998*

10.12             Stock Option in the name of Steven Georgiev, dated November
                  19, 1998*

----------------
* Indicates management compensatory contract.