Form 10QSB
period 1999-06-30
DYNAGEN INC
filed 1999-08-16
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999

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

As of July 31, 1999 there were outstanding 57,071,600 shares of common stock, $.01 par value per share.

================================================================================

                                  DYNAGEN, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                  JUNE 30, 1999

                                TABLE OF CONTENTS


Facing Page                                                                  1
Table of Contents                                                            2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.   Financial Statements:
                  Condensed Consolidated Balance Sheets                      3
                  Condensed Consolidated Statements of Loss                  5
                  Condensed Consolidated Statements of Changes
                     in Stockholders' Equity (Deficit)                       7
                  Condensed Consolidated Statements of
                    Cash Flows                                               9
                  Notes to Unaudited Condensed Consolidated
                    Financial Statements                                    11

         Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results

                   of Operations                                            16


PART II.  OTHER INFORMATION


         Item 1.  Legal Proceedings                                         25
         Item 2.  Changes in Securities                                     25
         Item 3.  Defaults on Senior Securities                             26
         Item 6.  Exhibits and Reports on Form 8-K                          27


SIGNATURES                                                                  28

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

PART I.   FINANCIAL INFORMATION

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)


                                     ASSETS

                                                       June 30,            December 31,
                                                         1999                  1998
                                                     ------------          ------------
Current assets:
     Cash and cash equivalents                       $  1,398,284          $     97,045
         Accounts receivable, net of
         allowance accounts for
         doubtful accounts of
         $56,240 and $68,133                            3,797,320             3,673,472
     Rebates                                              359,220               398,724
     Inventory                                          8,122,235             6,647,079
     Notes receivable                                     111,500               150,000
     Prepaid expenses and other
         current assets                                   941,386               201,470
                                                     ------------          ------------
     Total current assets                              14,729,945            11,167,790
                                                     ------------          ------------

Property and equipment, net                             2,918,173             1,685,010
                                                     ------------          ------------

Other assets:
     Customer lists, net of accumulated
         amortization of $4,897,085 and
         $4,205,133                                     2,664,451             7,636,072
     Goodwill, net of accumulated amorti-
         tization of $0 and $48,567                           -0-               337,652
     Patents and trademarks, net of
         accumulated amortization of
         $10,870 and $0                                    54,359                65,229
     Deferred debt financing costs, net
         of accumulated amortization                      488,118               277,325
     Deposits and other assets                            576,091               276,372
                                                     ------------          ------------
     Total other assets                                 3,783,019             8,592,650
                                                     ------------          ------------
                                                     $ 21,431,137          $ 21,445,450
                                                     ============          ============

     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                           June 30,          December 31,
                                                             1999                1998
                                                         ------------        ------------
Current Liabilities:
     Bank overdraft                                      $  1,267,275        $    621,313
     Notes payable and current
         portion of long-term debt                          9,788,424          13,162,041
     Accounts payable and accrued expenses                  3,994,313           3,705,209
     Deferred revenue                                             -0-             100,000
     Settlement obligation, current portion                    64,616                 -0-
     Acquisition obligation                                       -0-           4,083,000
                                                         ------------        ------------
     Total current liabilities                             15,114,628          21,671,563

Warrant put liability                                         918,033             858,435
Long term debt, less current portion                        4,074,923           1,510,813
Settlement obligation, less current portion                   475,167                   -
                                                         ------------        ------------
     Total liabilities                                     20,582,751          24,040,811
                                                         ------------        ------------

Commitments and contingencies
Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 10,000,000
shares authorized, 22,125 and 52,152 shares of
Series A through I outstanding, (liquidation value
$4,912,485 and $5,212,977)                                        221                 521
     Common stock, $.01 par value, 75,000,000
shares authorized, 56,038,796 and 37,612,612
shares issued and outstanding                                 560,388             376,126
     Additional paid-in capital                            53,940,154          47,181,545
     Accumulated deficit                                  (53,652,377)        (50,153,553)
                                                         ------------        ------------
     Total stockholders' equity (deficit)                     848,386          (2,595,361)
                                                         ------------        ------------
                                                         $ 21,431,137        $ 21,445,450
                                                         ============        ============

            See accompanying notes to unaudited financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    -----------------------------------------
                                   (Unaudited)

                                                        Three Months Ended
                                                   June 30,            June 30,
                                                     1999                1998
                                                 ------------        ------------
Revenues:
     Product sales                               $  6,580,815        $  6,429,839
     Fees and royalties                                   225                 323
                                                 ------------        ------------
     Total revenues                                 6,581,040           6,430,162
                                                 ------------        ------------

Costs and expenses:
     Cost of sales                                  5,565,327           5,509,938
     Research and development                         322,282              93,670
     Selling, general and administrative            2,365,505           2,763,864
     Total costs and expenses                       8,253,114           8,367,472
                                                 ------------        ------------
     Operating loss                                (1,672,074)         (1,937,310)
                                                 ------------        ------------

Other income (expense):
     Investment and other income, net                 447,233             101,604
     Interest and financing expense                  (376,973)           (359,553)
                                                 ------------        ------------
     Other income (expense), net                       70,260            (257,949)
                                                 ------------        ------------
     Net loss                                      (1,601,814)         (2,195,259)

Less returns to Preferred stockholders:
     Beneficial conversion feature                    803,627             275,042
     Dividends paid and accrued                        31,992              35,425
                                                 ------------        ------------
Net loss applicable to common stock              $ (2,437,533)       $ (2,505,726)
                                                 ============        ============
Net loss per share-basic                         $      (0.05)       $      (0.13)
                                                 ============        ============
Weighted average shares outstanding                48,664,848          18,935,650
                                                 ============        ============

            See accompanying notes to unaudited financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    -----------------------------------------
                                   (Unaudited)

                                                          Six Months Ended
                                                    June 30,            June 30,
                                                      1999                1998
                                                  ------------        ------------
Revenues:
     Product sales                                $ 13,605,612        $ 13,391,422
     Fees and royalties                                    225                 365
                                                  ------------
     Total revenues                                 13,605,837          13,391,787
                                                  ------------        ------------

Costs and expenses:
     Cost of sales                                  11,181,983          11,068,500
     Research and development                          498,636             320,287
     Selling, general and administrative             4,356,322           5,231,053
     Loss on impairment of customer lists              400,000                 -0-
                                                  ------------        ------------
     Total costs and expenses                       16,436,941          16,619,840
                                                  ------------        ------------
     Operating loss                                 (2,831,104)         (3,228,053)
                                                  ------------        ------------

Other income (expense):
     Investment and other income, net                  477,984             154,611
     Interest and financing expense                 (1,145,704)           (801,151)
                                                  ------------        ------------
         Other income (expense), net                  (667,720)           (646,540)
                                                  ------------        ------------
     Net loss                                       (3,498,824)         (3,874,593)


Less returns to Preferred stockholders:

     Beneficial conversion feature                     995,377             325,042
     Dividends paid and accrued                         48,115              97,649
                                                  ------------        ------------
Net loss applicable to common stock               $ (4,542,316)       $ (4,297,284)
                                                  ============        ============
Net loss per share-basic                          $      (0.10)       $      (0.33)
                                                  ============        ============
Weighted average shares outstanding                 44,303,126          13,219,985
                                                  ============        ============

            See accompanying notes to unaudited financial statements.

                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (DEFICIT)

                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                   Preferred Stock                    Common Stock
                                                Shares         Amount             Shares         Amount
                                              ----------     ----------         ----------     ----------
Balance at December 31, 1997                      63,522      $     635          4,315,137      $  43,151
Stock issued for GDI acquisition                  12,000            120                  -              -
Shares issued in private placements               29,250            293                  -              -
Stock issued for services                              -              -          1,165,175         11,651
Delayed registration penalty                           -              -                  -              -
Conversion of note payable                             -              -          1,798,526         17,986
Conversion of family loans                             -              -          1,560,000         15,600
Conversion of preferred stock                    (48,760)          (488)        13,688,745        136,888
Adjustment due to change in                            -              -                  -              -
  ownership of former subsidiary

Comprehensive income: Net loss                        --              -                  -              -
                                              ----------     ----------         ----------     ----------
Balance at June 30, 1998                          56,012      $     560         22,527,583      $ 225,276
                                              ==========     ==========         ==========     ==========

---------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                      52,152      $     521         37,612,612      $ 376,126
Stock options and warrants exercised                   -              -            345,488          3,455
Shares issued in private placement                 3,000             30                  -              -
Conversion of preferred stock                    (33,027)          (330)        10,258,055        102,581
Conversion of debt                                     -              -          3,407,641         34,076
Stock issued for bonus                                 -              -            125,000          1,250
Stock issued for services                              -              -          2,790,000         27,900
Stock and warrants issued for                          -              -          1,500,000         15,000
    Superior settlement

Comprehensive income: Net Loss                         -              -                  -              -
                                              ----------     ----------         ----------     ----------
Balance at June 30, 1999                          22,125      $     221         56,038,796      $ 560,388
                                              ==========     ==========         ==========     ==========
---------------------------------------------------------------------------------------------------------

                                        7

                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (DEFICIT)

               Six Months Ended June 30, 1999 and 1998 (continued)

                                              Additional       Accumulated
                                           Paid-In Capital       Deficit           Total
                                              ----------       ----------       ----------
Balance at December 31, 1997                 $39,137,311     $(36,556,469)     $ 2,624,628
Stock issued for GDI acquisition               1,199,880                -        1,200,000
Shares issued in private placements            2,776,739                -        2,777,032
Stock issued for services                        511,063                -          522,714
Delayed registration penalty                    (175,000)               -         (175,000)
Conversion of note payable                       412,014                -          430,000
Conversion of family loans                       179,400                -          195,000
Conversion of preferred stock                   (136,400)               -                -
Adjustment due to change in                                             -
  ownership of former subsidiary                 468,888                           468,888
Comprehensive Income:  Net loss                       --     $ (3,874,593)              --
                                              ----------       ----------       ----------
Balance at June 30, 1998                     $44,373,894     $(40,431,062)     $ 4,168,668
                                              ==========       ==========       ==========



Balance at December 31, 1998                 $47,181,545     $(50,153,553)     $(2,595,361)
Stock options and warrants exercised              (3,355)               -              100
Shares issued in private placement             2,999,970                -        3,000,000
Conversion of preferred stock                   (102,251)               -                -
Conversion of debt                             1,016,810                -        1,050,886
Stock issued for bonus                            27,500                -           28,750
Stock issued for services                        837,935                -          865,835
Stock and warrants issued for
    superior settlement                        1,982,000                -        1,997,000
Comprehensive income: Net Loss                        --       (3,498,824)      (3,498,824)
                                              ----------       ----------       ----------
Balance at June 30, 1999                     $53,940,154     $(53,652,377)     $   848,386
                                              ==========       ==========       ==========

                                        8

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                   Six Months Ended
                                                            June 30,              June 30,
                                                              1999                  1998
                                                          ------------          ------------
Cash flows from operating activities:
     Net loss                                             $ (3,498,824)         $ (3,874,593)
     Adjustments to reconcile net loss to net
         cash for operating activities:
     Depreciation and amortization                             938,366             1,684,434
     Loss on impairment of customer lists                      400,000                    --
     Stock, stock options and warrants issued for
         services                                              894,585               522,714
     (Increase) decrease in operating assets:
     Accounts receivable                                      (123,848)              287,062
     Rebates                                                    39,504                19,643
     Inventory                                              (1,475,156)            2,751,422
     Prepaid expenses and other current assets                (701,416)               50,604
     Deposits and other assets                                (513,970)              (71,092)
     Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                     750,322            (2,949,566)
     Deferred revenue                                         (100,000)                   --
                                                          ------------          ------------
     Net cash used for operating activities                 (3,390,437)           (1,579,372)
                                                          ------------          ------------

     Cash flows from investing activities:
     Cash paid in Superior settlement                       (1,500,000)                    -
     Purchase of wholly-owned subsidiary net of
         cash received in acquisition                                -              (756,406)
     Purchase of property and equipment                     (1,397,046)             (297,242)
     Increase in deferred financing and
     acquisition costs                                               -               (50,000)
                                                          ------------          ------------
     Net cash provided (used) by investing
         activities                                         (2,897,046)           (1,103,648)
                                                          ------------          ------------

                                        9

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                          June 30,              June 30,
                                                                            1999                  1998
                                                                        ------------          ------------
Cash flows from financing activities:
     Proceeds from bank loan                                                      --             1,200,000
     Repayments of loan payable - bank                                      (299,825)           (1,701,287)
     Net proceeds from debt placements                                     4,705,000               500,000
     Net proceeds from private stock placements                            3,000,000             2,777,032
     Proceeds from stock options exercised                                       100                    --
     Repayment of debt obligation                                           (345,000)                   --
     Net change in accounts receivable factoring                            (117,515)


     Increase (decrease) in bank overdraft                                   645,962              (142,616)
     Repayment of Superior note payable                                           --              (416,666)
                                                                        ------------          ------------
     Net cash provided by financing activities                             7,588,722             2,216,463
                                                                        ------------          ------------

     Net change in cash and cash equivalents                               1,301,239              (466,557)
     Cash and cash equivalents at beginning                                   97,045               697,045
                                                                        ------------          ------------
     Cash and cash equivalents at end                                   $  1,398,284          $    230,488
                                                                        ============          ============

Supplemental cash flow information:

     Interest paid                                                           651,504               498,737
     Common stock issued for note payable and accrued interest             1,050,886               450,000
     Debt issued for delayed registration penalty                                                  262,500


Schedule of non-cash investing and financing activities:
On March 2, 1998, the Company purchased the net assets of
Generic Distributors Limited Partnership for $2,350,000.
In connection with the acquisition, non-cash financing
activities, liabilities assumed and customer lists were as
follows:
Fair value of assets acquired                                                                   $2,375,274
Cash paid                                                                                       (1,150,000)
Preferred stock issued                                                                          (1,200,000)
Liabilities assumed                                                                               (658,274)
                                                                                              ------------

Customer lists (exclusive of other acquisition costs of $96,205)                              $    633,000
                                                                                              ============

          Additional non-cash investing activities as described in Note 2.

            See accompanying notes to unaudited financial statements.

                                  DYNAGEN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                       BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") and its wholly-owned subsidiaries, Able Laboratories, Inc.("Able"), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company ("Superior") and Generic Distributors Inc. ("GDI"), both of which are engaged in the distribution of generic pharmaceuticals, and Apex Pharmaceuticals, Inc. which is developing therapeutic products. The consolidated financial statements no longer include the accounts of BioTrack, Inc. In 1998, the Company sold the majority of its shares in BioTrack. Accordingly, BioTrack's financial statements are not included in the accompanying consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         For all periods presented, the effect of including shares issuable upon exercise or conversion of options, warrants and put warrants, would have been anti-dilutive, and so these shares were excluded in calculating diluted earnings per share.

         The loss applicable to common stockholders has been increased by the stated dividends on the convertible preferred stock and the amortization of discounts on convertible preferred stock due to beneficial conversion features.

2.       IMPACT OF SUPERIOR SETTLEMENT

         On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three-year secured promissory notes and 166,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. The secured promissory notes were subsequently reduced by $400,000 due to a deficiency in the required net worth of Superior as of the acquisition date. DynaGen was obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock on June 18, 1998 if its common stock was not trading at an average of at least $30.00 per share for 10 consecutive trading days. The merger agreement provided further that DynaGen would pay to the former Superior stockholders the difference between $5,000,000 and the current aggregate market value of the shares issued to the former Superior stockholders. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000. The former shareholders of Superior who remain as senior management at Superior may also receive certain incentive payments based on Superior's performance during the three years following the closing of the acquisition. Any such payments will be expensed as incurred.

         The Superior acquisition has been accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $13,612,000 of the purchase price to customer lists, which was being amortized on a straight line basis over five years. The Company also recorded goodwill of $386,219 which, was being amortized over 15 years.

         On July 31, 1998, DynaGen entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000 and issued the former shareholders of Superior 416,167 shares of common stock in connection therewith. The shares were valued at $143,700 and charged to expense. The agreement expired and the Company did not obtain funding sufficient to settle the outstanding claims.

         On December 17, 1998, the former Superior stockholders commenced a civil action in the Court of Common Pleas, Hamilton County, Ohio. The complaint filed by the former Superior stockholders alleged that we owed them approximately $9,000,000, including $4,166,667 in connection with promissory notes issued in connection with the merger as well as $4,817,660 as an adjustment to the purchase price. In May 1999, we settled all issues between us and the former Superior stockholders. The former Superior stockholders agreed to dismiss their lawsuit in exchange for our:

         -        paying $1,500,000 in cash;

         - issuing 1,500,000 shares of Common Stock valued at $1,290,000;

         - issuing warrants to purchase 1,000,000 shares of Common Stock at a price of $0.86 per share valued at $ 452,000;

         - issuing warrants to purchase 300,000 shares of Common Stock at a price of $.01 per share valued at $ 255,000; and

         - modifying the Commercial Lease Agreement between Superior and a company controlled by the former Superior stockholders.

         The Company recorded a liability of $539,783 for the present value of the additional rent payable under the lease modification and wrote off all of its other obligations to the former Superior shareholders, consisting of the acquisition obligation of $4,083,000, the notes payable obligation of $3,766,667 and accrued interest payable of $395,832. This resulted in an adjustment of $3,879,669 to the customer list and the goodwill balance was adjusted by $329,047 due to the reduction in the purchase price of Superior.

3.       GENERIC DISTRIBUTORS, INC.

         On March 2, 1998, the Company through its subsidiary, Generic Distributors, Inc. ("GDI"), completed the acquisition of substantially all of the assets and liabilities of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, 10,500 shares of Series E Convertible Preferred Stock valued at $1,050,000 and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Stock is convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's common stock commencing 120 days after the closing at the then prevailing market prices. In connection with the transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2-1/2%. The loans are secured by all of the assets of GDI and Able, a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers.

         The GDI acquisition has been accounted for as a purchase. The results of operations of GDI have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $729,205 of the purchase price to customer lists, based on an independent appraisal. This amount is being amortized on a straight line basis over five years. Amortization of customer lists amounted to $72,920 and $48,613 for the six months ended June 30, 1999 and 1998, respectively.

         Unaudited pro forma consolidated operating results for the Company, assuming the acquisition of GDI had been made as of the beginning of fiscal 1998, are as follows:

                                       Six Months Ended
                                       ----------------
                                        June 30, 1998
                                        -------------

Revenues                                $ 14,572,510
Net loss                                $ (4,288,211)

Net loss per share                      $      (0.32)

         The unaudited pro forma information is not necessarily indicative of either (i) the actual results of operations that would have occurred had the purchases been made as of the beginning of the fiscal period presented or (ii) future results of operations of the combined companies.

4.       INVENTORY

         Inventory consists of the following:

                                      June 30, 1999           December 31, 1998
                                      -------------           -----------------

         Raw materials                  $  830,584                $  401,531
         Work-in-progress                   18,739                    66,372
         Finished goods                  7,272,912                 6,179,176
                                        ----------                ----------
                                        $8,122,235                $6,647,079
                                        ==========                ==========
5.       DEBT

         Notes payable consist of the following:
                                                     June 30,      December 31,
                                                       1999           1998
                                                  -----------      -----------
         Convertible note payable                 $         -      $   155,000
         Bridge loans                               1,830,000          725,000
         Accounts receivable factoring                 67,315          184,830
         Machinery & Equipment
          Financing                                   609,333          586,333
         7% Convertible Debenture                           -          250,000
         8% Convertible Debenture                           -          328,500
         9% Convertible Debenture                     980,000                -
         Secured debt - Fleet Bank                  1,085,700        1,171,420
         Loan Payable -Huntington                   4,290,999        4,505,104
         Notes payable - Superior Acquisition               -        3,766,667
         Senior subordinated debt                   3,000,000        3,000,000
         NJEDA Bond                                 2,000,000                -
                                                  -----------      -----------
                  Total                            13,863,347       14,672,854

         Less current portion                       9,788,424       13,162,041
                                                  -----------      -----------
                  Long-term debt                  $ 4,074,923      $ 1,510,813
                                                  ===========      ===========

9% CONVERTIBLE DEBENTURE

         In the second quarter, the Company received $980,000 by issuing 9% Convertible Subordinated Debentures. The debentures mature in one year from date of issuance and carry a quarterly interest payment of 9% per annum. The principal and interest accrued shall be automatically converted into shares of Common Stock on the maturity date. Each tranche of $1,000,000 will be converted into 5% of the shares of Common Stock of DynaGen that are issued and outstanding on the date of conversion and smaller amounts will be prorated.

NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY BOND

         On June 23, 1999, Able Laboratories, Inc., completed the Industrial Development Revenue Bond offering issued by the New Jersey Economic Development Authority. The bonds consist of series 1999A $1,700,000, 8% non-taxable and series 1999B $300,000, 8.25% taxable. Series 1999A bonds will mature in 15 years and series 1999B bonds will mature in 4 years. The total cost of the bond issue is estimated at $240,000 and the net proceeds of approximately $1,700,000 are being used for the acquisition, installation and commissioning of equipment and machinery.

         In connection with these bonds, the Company has entered into various agreements with the New Jersey Economic Development Authority and the bondholders, including an escrow agreement pursuant to which the Company has deposited into escrow amounts intended to cover the Company's obligations under the bond documents for periods of between two and six months.

6.       PREFERRED STOCK

         In May and June 1999, the Company received $3,000,000 from the issuance of 3,000 shares of Series I to various unaffiliated investors. Shares of Series I are convertible into Common Stock at 80% of the average of the closing bid price of Common Stock for the three (3) selected, closing bids of past five (5) trading days immediately preceeding any conversion date. The Company issued 165,652 Common Stock warrants at an exercise price of $0.91 and 34,722 Common Stock warrants at an exercise price of $0.396 in connection with this financing.

7.       SUBSEQUENT EVENTS

         On July 19, 1999, the Company received $1,000,000 from the proceeds of sales of its Series J Preferred Stock. According to the terms of Series J Preferred Stock, the investor may convert his holdings to Common Stock of the Company at 80% of the average quoted price for the three days preceding the conversion notice. The discount rate varies between 80% and 70% as the holding time increases.

         During July 1999, 40 shares of Series I Preferred Stock were converted into 840,640 shares of Common Stock and 300 shares of Series B Preferred Stock were converted into 70,336 shares of Common Stock.

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

RESULTS OF OPERATIONS

         DynaGen makes and sells generic drugs for the human health care market. During 1998 and the first quarter of 1999, we shifted our business focus from being a development and licensing company to building a company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals. We intend to implement this strategy through internal product development as well as through the acquisition of businesses, technologies and products that we believe are undervalued. In August 1996, we acquired the tablet business of Able Laboratories, Inc. ("Able"), a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, we acquired Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceuticals, in June 1997. In March 1998, we acquired Generic Distributors Limited Partnership through our wholly-owned subsidiary, Generic Distributors Incorporated ("GDI").

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

Three-Month Period Ended June 30, 1999

         Revenues for the three-month period ended June 30, 1999 were $6,581,040, compared to $6,430,162 for the period ended June 30, 1998. The increase of $150,878 is primarily the result of increased product sales by Superior Pharmaceuticals.

         Cost of product sales was $5,565,327, or 85% of product sales for the three-month period ended June 30, 1999, compared to $5,509,938, or 86% of product sales for the period ending June 30, 1998. The Company's gross profit margin was approximately 15% due to the smaller margins of the distribution business.

         Research and development expenses for the three-month period ended June 30, 1999 were $322,282, compared to $93,670 for the three-month period ended June 30, 1998. All of these expenses relate to research which is currently being conducted at Able Laboratories to identify and develop generic drug candidates for future manufacturing and sales.

         Selling, general and administrative expenses for the three-month period ended June 30, 1999 were $2,365,505 compared to $2,763,864 for the three-month period ended June 30, 1998. The $398,359 decrease is primarily due to the cost cutbacks and reduction of staff at our headquarters in Cambridge.

         Investment and other income was $447,233 for the three months ended June 30, 1999, compared to $101,604 for the three-month period ended June 30, 1998. Other income during 1999 includes $341,000 of income recorded from forgiveness of old payables. Interest and financing expenses of $376,973 for the three-month period ended June 30, 1999, compared to $359,553 for the three-month period ended June 30, 1998, relate primarily to private placements of debt. We issued several warrants in connection with debt placements, the values of which are included in our financing costs.

Six-Month Period Ended June 30, 1999

         Revenues for the six-month period ended June 30, 1999 were $13,605,837, compared to $13,391,787 for the period ended June 30, 1998. The increase of $214,050 is primarily the result of increased product sales by Superior Pharmaceuticals. The GDI acquisition, completed on March 1, 1998, also contributed to the increase in product sales. Results for the first six months of 1998 include only four months of sales for GDI.

         Cost of product sales was $11,181,983, or 82% of product sales for the six-month period ended June 30, 1999, compared to $11,068,500, or 83% of product sales for the period end of June 30, 1998. The Company has maintained a gross profit margin of 18% and 17%, respectively, due to the smaller margins of the distribution business.

         Research and development expenses for the six-month period ended June 30, 1999 were $498,636, compared to $320,287 for the six-month period ended June 30, 1998. All of these expenses relate to research conducted at Able Laboratories to identify and develop generic drug candidates for future manufacturing and sales.

         Selling, general and administrative expenses for the six-month period ended June 30, 1999 were $4,356,322, compared to $5,231,053 for the six-month period ended June 30, 1998. The $874,731 decrease is primarily due to the cost cutbacks and reduction of staff at our headquarters in Cambridge.

         We recorded an additional $400,000 of loss on impairment of Superior's customer lists in the first quarter of 1999 based on our revised projections of Superior's cash flows after reviewing Superior's performance during the first quarter of 1999.

         Investment and other income was $477,984 for the six months ended June 30, 1999, compared to $154,611 for the six-month period ended June 30, 1998. The first quarter 1998 includes income received from sale of BioTrack stock held by the Company whereas the second quarter 1999 includes $362,000 of income recorded from forgiveness of old payables. Interest and financing expenses of $1,145,704 for the six-month period ended June 30, 1999, compared to $801,151 for the six-month period ended June 30, 1998, consists of interest expense, debt placement fees and other related costs. We issued several warrants in connection with debt placements, the values of which are included in our financing costs.

Liquidity and Capital Resources

         As of June 30, 1999, we had a working capital deficit of $384,683, compared to a working capital deficit of $10,503,773 at December 31, 1998. This significant improvement in the Company's working capital is due to the settlement with the former Superior shareholders, the New Jersey bond financing and sale of Series I preferred stock. Cash was $1,398,284 at June 30, 1999 compared to $97,045 at December 31, 1998. The Company continued raising funds through short term debt placements. We expect our cash needs for the next 12 months to be approximately $5,000,000. We intend to generate the needed cash through additional financing activities. We can give no assurance, though, that we will be able to obtain such financing or, if we do, that the financing will be sufficient for our needs. If we are not able to raise the needed financing, we will likely need to seek the protection of the bankruptcy courts. See "Certain Factors That May Affect Future Results."

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

         The Common Stock traded at approximately $0.50 per share as of June 18, 1998, and we therefore became obligated to pay approximately $4,000,000 in cash to the former stockholders of Superior. Under the agreement, we then owed the former stockholders a total of approximately $9,000,000 in common stock, cash and notes. On July 31, 1998 we entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000. We were unable, however, to obtain financing sufficient in amount and appropriate in form of payment (i.e., cash and/or stock) to fund the final settlement.

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

         o issuing warrants to purchase 1,000,000 shares of Common Stock at a price of $0.86 per share;

         o issuing warrants to purchase 300,000 shares of Common Stock at a price of $0.01 per share; and

         o        amending Superior's commercial lease agreement.

         We recorded a liability of $539,783 for the present value of the additional rent payable under the lease and wrote off all our other obligations to the former Superior shareholders, consisting of the acquisition obligation of $4,083,000, the notes payable obligation of $3,766,667 and accrued interest. Accordingly, we decreased the carrying value of the customer list by $3,879,669 and the goodwill balance by $329,047 due to the reduction in the purchase price.

         We have satisfied various liabilities by divesting substantially all of our equity ownership in BioTrack, Inc., a subsidiary formed to develop and commercialize a technology involving tumor localization and tracking. In 1998, in connection with our shift in business focus, the Board of Directors determined that BioTrack did not fit into our plan to be a generic drug manufacturing and distribution company. On April 30, 1998, the Board of Directors unanimously voted to divest our majority share in BioTrack. Our equity interest in BioTrack was reduced to approximately 1,300,000 shares, or approximately 20% of the issued and outstanding shares of BioTrack, as of June 30, 1999.

         We have senior secured working capital and lending facilities from three separate entities. Huntington National Bank has provided working capital for Superior Pharmaceutical. The initial note matured in June 1998 and since then, Huntington has extended the facility on a monthly basis. Fleet Capital provided a term loan for the acquisition of GDI. K&L Financial has provided working capital for Able Laboratories. We are in default of certain financial covenants, but we have not defaulted on payment obligations in connection with the above agreements.

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

         We have also been working with our trade creditors to reduce our obligations. A substantial majority of the creditors have accepted our payment plans, which include periodic payments, discounts of amounts outstanding, and acceptance of shares of Common Stock. We can give no assurance, however, that our creditors will continue to accept our proposed payment plans or that we will be able to execute any such plan if it is accepted. If we are unable to meet our obligations to our trade creditors, we may have to seek the protection of the bankruptcy courts. See "Certain Factors That May Affect Future Results."

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

         We intend to query major suppliers and other third parties upon which we may be dependent to determine the extent of their Year 2000 compliance. We intend to complete this inquiry and assessment of the Year 2000 readiness of the systems and products of these suppliers and other third parties as soon as practicable. However, due to the need to devote management and financial resources to other matters, we have not as yet completed this inquiry and assessment.

         Contingency Plan

         To minimize potential disruptions, we intend to adopt a contingency plan, if deemed necessary, to address any issues raised during our planned assessment in 1999. Because no specific instance of material Year 2000 non-compliance has been discovered to date, we have not adopted a contingency plan to deal with Year 2000 issues.

         Costs

         Based on our internal investigation to date, we do not expect the total costs of our Year 2000 review and compliance to have a material adverse effect on our business or financial results. However, as we have not completed an inquiry of our material suppliers and other third parties, we may have to spend a material amount to develop and implement a contingency plan during 1999, if we find that a material supplier or other third party on whom we rely will face business interruptions as a result of Year 2000 issues.

         Risks

         Based on our limited review of our Year 2000 issues to date, we do not anticipate significant interruption of normal internal operations. The risk posed by Year 2000 issues depends substantially on the number and type of any instances of non-compliance that have not yet been discovered by us. To the extent that our internal systems, or products and services obtained from third parties, are found not to be year 2000 compliant, we could face business disruptions which could, in turn, cause delays in meeting operating goals and could divert significant management resources. Also, because we have not completed an inquiry of suppliers and other third parties, we have not ruled out any problems that might result from Year 2000 issues. In the worst case, we might be unable to acquire necessary raw materials or process orders for our inventory, and could be forced to curtail or suspend our operations.

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


IF WE CONTINUE TO INCUR LOSSES, THE VALUE OF OUR COMMON STOCK WILL LIKELY
DECLINE

         Our financial condition is highly uncertain. We have a history of losses and we anticipate future losses. We have incurred operating losses in every operating period since our inception. We had an accumulated deficit of $53,652,377 as of June 30, 1999. We incurred a net loss of $3,498,824 in the six months ended June 30, 1999.

         Our losses have resulted principally from expenses we incurred in research and development activities, and from general and administrative costs associated with our development efforts. In addition, our Able subsidiary has incurred operating losses, primarily because its revenues have not equaled its expenses. To continue development of our current and proposed products, we will need to expend substantial additional resources to conduct further product development and to establish and expand our manufacturing, sales, marketing, regulatory and administrative capabilities. Therefore, we expect to incur substantial operating losses over the next several years as we expand our product programs and commence marketing efforts.

         We can give no assurance that we will ever generate substantial revenues from our business, or achieve profitability.


IF WE CANNOT RAISE SIGNIFICANT ADDITIONAL FUNDS, WE WILL LIKELY FACE BANKRUPTCY

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

         o we have defaulted on conditions placed upon us by our banks and other lenders; and

         o our ability to use cash generated by our subsidiaries is restricted under the terms of the subsidiaries' loan agreements.


         WE FACE INTENSE COMPETITION FROM OTHER MANUFACTURERS OF GENERIC DRUGS

         The generic drug manufacturing and distribution business is highly competitive. We compete with several companies that are better capitalized than we are and that have financial and human resources significantly greater than ours. Because we manufacture generic drugs, our products by their very nature are chemically and biologically equivalent to the products of our larger and profitable competitors. Also, we believe that, as a rule, the first one or two companies to bring a generic alternative to the market will capture the highest market share for that product. These larger companies, with their greater resources, could bring products to market before us, and could capture a significant share of the market at our expense.

         IF THE BOSTON STOCK EXCHANGE DELISTS OUR COMMON STOCK, WE WILL FACE GREATER DIFFICULTY RAISING CAPITAL WE NEED TO CONTINUE OPERATIONS

         Our Common Stock was delisted from the Nasdaq Stock Market as of the close of trading on October 6, 1998. We received a notice from the Boston Stock Exchange on April 12, 1999 informing us that our Common Stock does not meet the requirements for continued listing on that exchange.

         Our Common Stock has been delisted from the Nasdaq Stock Market and may be delisted from the Boston Stock Exchange. The Boston Stock Exchange requires a minimum of $500,000 in stockholders' equity for continued listing. As of March 31, 1999, we had an accumulated stockholders deficit of approximately $4,024,000, a shortfall of approximately $4,524,000, and therefore we did not meet the listing requirements. We responded to the Boston Stock Exchange, explaining our plan for regaining compliance with this requirement by June 30, 1999. On July 8, 1999, we advised the Boston Stock Exchange that we expected our stockholders' equity as of June 30, 1999 would exceed $500,000. Stockholders' equity as of June 30, 1999 was approximately $848,000. Therefore, as of that date we met the requirement and so the Common Stock remains listed on the Boston Stock Exchange. Our Common Stock could face delisting action again, however, if we do not continue to meet this or other listing requirements.

         Delisting of our Common Stock from the Boston Stock Exchange could have a material adverse effect on the public perception of the value of the Common Stock and, consequently, on our ability to raise capital necessary for our continued operations. We anticipate that the Common Stock would continue to be quoted on the OTC Bulletin Board if it is delisted from the Boston Stock Exchange.

         IF OUR COMMON STOCK BECOMES SUBJECT TO PENNY STOCK RULES, INVESTORS MAY HAVE GREATER DIFFICULTY SELLING THEIR SHARES

         The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stock characterized as "penny stocks," and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has


         o net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years,

         o net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years, or

         o average annual revenue of at least $6,000,000 for the last three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

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

         We are obligated to issue a large number of shares of Common Stock at prices lower than market value. Therefore, the Common Stock could lose value if a large number of shares are issued into the market. At June 30, 1999 we had 56,038,796 shares of Common Stock issued and outstanding. We have issued a large number of securities, such as options, warrants, convertible preferred stock and convertible notes, that are convertible by their holders into shares of Common Stock. As of June 30, 1999, we were obligated to issue up to approximately 8,643,592 shares of Common Stock upon the conversion or exercise of convertible securities. We have also reserved 8,744,774 shares of Common Stock for issuance pursuant to options granted to our employees, officers, directors and consultants. The holders of these convertible securities likely would only exercise their rights to acquire Common Stock at times when the exercise price is lower than the price at which they could buy the Common Stock on the open market. Therefore, because we would likely receive less than current market price for any shares of Common Stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of Common Stock held by existing investors. Also, the exercise of a large number of convertible securities could limit our ability to obtain additional equity capital by selling Common Stock. In all likelihood, we would be able to sell shares of Common Stock elsewhere on more favorable terms at the time the holders of convertible securities choose to exercise their rights.


THE VALUE OF THE COMMON STOCK FLUCTUATES WIDELY AND COULD CAUSE STOCKHOLDERS TO LOSE MONEY ON THEIR INVESTMENT IN OUR STOCK

         The price of our Common Stock has fluctuated widely in the past, and it is likely that it will continue to do so in the future. The market price of our Common Stock could fluctuate substantially based on a variety of factors, including:

         o        quarterly fluctuations in our operating results;

         o        announcements of new products by us or our competitors;

         o        key personnel losses;

         o        sales of common stock; and

         o developments or announcements with respect to industry standards, patents or proprietary rights.

         The market price of our Common Stock has fluctuated between $70.00 and $.10 from January 1, 1993 to December 31, 1998 and was approximately $.51 on August 13, 1999. Over the past twelve months, the Common Stock has fluctuated between approximately $.89 and approximately $.05. These broad market fluctuations could adversely affect the market price of our Common Stock, in that at the current price, any fluctuation in the dollar price per share could constitute a significant percentage decrease in the value of a stockholder's investment. Also, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. A lawsuit could also divert the time and attention of our management. Any of these events could seriously harm our business.

         WE MAY FACE YEAR 2000 ISSUES

         Many software products and computer systems are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This ability is commonly referred to as being Year 2000 compliant. We have not conducted a Year 2000 compliance review of the computer software we use, or that is used by our vendors and suppliers use. If the software and computer systems we use are not Year 2000 compliant, we could face system failures or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. If the systems maintained by our vendors and suppliers are not Year 2000 compliant, we could incur significant unanticipated expenses to remedy any problems or to replace affected vendors and suppliers. We have not ruled out any problem that might result from Year 2000 issues. In the worst case, we might be unable to obtain necessary raw materials or process orders for our inventory, and we could be forced to curtail or suspend our operations.

         WE MAY FACE PRODUCT LIABILITY FOR WHICH WE ARE NOT ADEQUATELY INSURED

         The testing, marketing and sale of drug products for human use is inherently risky. Liability might result from claims made directly by consumers or by pharmaceutical companies or others selling our products. Superior, GDI and Able presently carry product liability insurance in amounts that we believe to be adequate, but we can give no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We can give no assurance that we will be able to obtain or maintain adequate insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect us against such potential liability or at a reasonable cost. The obligation to pay any product liability claim or the recall of a product could have a material adverse affect on our business, financial condition and future prospects.

         INTENSE REGULATION BY GOVERNMENT AGENCIES MAY DELAY OUR EFFORTS TO COMMERCIALIZE OUR PROPOSED DRUG PRODUCTS

         Research, preclinical development, clinical trials, manufacturing and marketing of our proposed products are subject to extensive regulation by numerous governmental authorities in the United States (including the FDA), and other equivalent foreign regulatory authorities. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. We can give no assurance that we will be able to obtain the necessary approvals for clinical testing or for the manufacturing or marketing of our proposed products. Present and future governmental regulatory processes could prevent or delay approval of our products or make them too costly for us to pursue. Also, if we failed to comply with applicable regulatory requirements we could face fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Our success in the generic drug market depends in part on our ability to obtain FDA approval of Abbreviated New Drug Applications for our new products, as well as our ability to procure a continuous supply of raw materials and to validate the manufacturing processes used to produce consistent test batches for FDA approval. Sources for certain materials for our products must be approved by the FDA, and in many instances only one source has been approved. If raw materials from a specified supplier were to become unavailable, we would be required to file a supplement to our Abbreviated New Drug Application and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. For example, for a period of time, we were unable to acquire the active drug for our clorazapate dipotassium product and so we had to discontinue production of the product. The active drug ingredient has since become available again. Additionally, there is often a time lag, sometimes significant, between the receipt of Abbreviated New Drug Application approval and the actual marketing of the approved product due to this validation process.

         Our Able Laboratories facility is subject to plant inspections by the FDA to determine compliance with current Good Manufacturing Practices standards. We could be subject to fines and sanctions such as the suspension of manufacturing or the seizure of drug products if we were found not to comply with current Good Manufacturing Practices standards.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                -----------------

         On March 12, 1999, the Company commenced a civil lawsuit against Kali Laboratories, Inc. (hereafter "Kali"), its principal officer, and two of its employees in the Superior Court of New Jersey, Chancery Division, in Middlesex County. The litigation arises out of the Company's 1997 agreement with Kali for the development and marketing of seven products. The Company seeks to 1) recover monetary damages for defendants' breaches of contract and confidentiality, misappropriation of the Company's intellectual property, and unfair dealing, and
2) enjoin the defendants from using the Company's intellectual property for their purposes. In May of 1999, the defendants filed counterclaims against the Company and three of its corporate officers. In its counterclaim, Kali claims monetary damages for breach of contract, and alleges ownership of the intellectual property. The employee defendants, who are former employees of the Company, claim to have been defamed and wrongfully terminated. The Company and its officers share a common legal defense to these counterclaims, and intend vigorously to defend against them.

         Except for the above matter, the Company is not presently a party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operations for the six-month period ended June 30, 1999.

ITEM 2.         CHANGES IN SECURITIES
                ---------------------

       a.    Not applicable.

       b. Sales of Unregistered Securities - In the three months ended June 30, 1999, the Company sold the following securities:

         On April 27, 1999, the Company issued 500,000 shares of common stock to an employee who had advanced a bridge loan to us in October 1997. The entire balance of $175,000 with accumulated interest was settled with issuance of Common Stock.

         In May and June 1999, the Company received $3,000,000 from the issuance of 3,000 shares of Series I Preferred Stock to various unaffiliated investors. Shares of Series I Preferred Stock are convertible into Common Stock at 80% of the average of the closing bid price of Common Stock for the three selected, closing bid prices over the five (5) trading days immediately preceding any conversion date, as selected by the stockholder. The Company issued 165,662 warrants at an exercise price of $0.91 and 34,722 warrants at an exercise price of $0.396 in connection with this financing.

         On May 27, 1999, the Company issued 1,500,000 shares to the former shareholders of Superior together with a warrant to purchase 1,000,000 shares at an exercise price of $0.86 and a warrant to purchase 300,000 shares at an exercise price of $0.01 as a full and final settlement of all its acquisition obligations of Superior.

         On June 14, 1999, the Company issued 2,750,000 shares to a consultant retained to provide investor relations services and strategic business planning, pursuant to the Company's agreement with the consultant.

         During the second quarter the Company issued approximately 4,480,000 non-qualified stock options to various employees at Able Laboratories. The stock options were issued at an exercise price of $0.25 and are exercisable for a period of ten years. The vesting period of these options is between twelve and thirty-six months.

         During the quarter ending June 30, 1999, the Company issued an aggregate of 8,754,125 shares of Common Stock upon the exercise of options and warrants and conversion of convertible debt and equity securities.

ITEM 3.           DEFAULTS ON SENIOR SECURITIES
                  -----------------------------

         The Company has incurred recurring losses from operations resulting in an accumulated deficit of $53,652,377 and a working capital deficiency of $384,683 at June 30, 1999. In addition, the Company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:

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

         The Huntington National Bank - The Company's subsidiary, Superior, has a line of credit with the Huntington National Bank in the amount of approximately $4,500,000. At June 30, 1999, Superior is in default of certain loan covenants, in the loan and security agreement with the bank. Superior is in negotiations with the bank with respect to the defaults, but has not received a waiver of the defaults at the present time.

         The Company has guaranteed the loan to the bank. The loan and security agreement with the bank requires the Company to achieve a tangible net worth, exclusive of the tangible net worth of Superior, of $4,000,000, which the Company has not achieved at June 30, 1999.

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

Exhibit
No.                        Description of Exhibit
---                        ----------------------

          10.1   Form of 9% Subordinated Convertible Debenture

          10.2 Securities Purchase Agreement dated May 13, 1999 by and among the Company and the several purchasers named therein(1)

          10.3 Form of Debenture issued in connection with the May 13, 1999 Securities Purchase Agreement(2)

          10.4 Form of Common Stock Purchase Warrant issued in connection with the May 13, 1999 Securities Purchase Agreement(3)

          10.5   Registration Rights Agreement dated May 13, 1999(4)

          10.6   Form of Exchange Agreement dated June 29, 1999(5)

          10.7 Certificate of Designations, Preferences, and Rights of Series I Preferred Stock(6)

          10.8 Loan Agreement between Able Laboratories, Inc. and New Jersey Economic Development Authority dated June 1, 1999

          10.9 $2,000,000 Promissory Note of Able Laboratories, Inc. dated June 1, 1999

          10.10 Leasehold Mortgage, Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999

          10.11 Guaranty of DynaGen, Inc. dated June 1, 1999 in favor of New Jersey Economic Development Authority

          10.12 Warrant to Purchase 100,000 shares of Common Stock in the name of Project Capital Partners, LLC

          10.13 Consulting Agreement with Investor Relations Services, Inc. dated April 1, 1999

          27     Financial Data Schedule

         ----------------
          (1) Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (2) Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (3) Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (4) Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (5) Filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (6) Filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DYNAGEN, INC.

                                               By: /s/ Dhananjay G. Wadekar
                                                  -----------------------------
                                               Dhananjay G. Wadekar
                                               Duly Authorized Officer and
                                               Principal Financial and
                                               Accounting Officer
Dated:  August 16, 1999

                                  EXHIBIT INDEX

           Exhibit
           No.               Item
           ---               ----

          10.1   Form of 9% Subordinated Convertible Debenture

          10.2 Securities Purchase Agreement dated May 13, 1999 by and among the Company and the several purchasers named therein(1)

          10.3 Form of Debenture issued in connection with the May 13, 1999 Securities Purchase Agreement(2)

          10.4 Form of Common Stock Purchase Warrant issued in connection with the May 13, 1999 Securities Purchase Agreement(3)

          10.5   Registration Rights Agreement dated May 13, 1999(4)

          10.6   Form of Exchange Agreement dated June 29, 1999(5)

          10.7 Certificate of Designations, Preferences, and Rights of Series I Preferred Stock(6)

          10.8 Loan Agreement between Able Laboratories, Inc. and New Jersey Economic Development Authority dated June 1, 1999

          10.9 $2,000,000 Promissory Note of Able Laboratories, Inc. dated June 1, 1999

          10.10 Leasehold Mortgage, Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999

          10.11 Guaranty of DynaGen, Inc. dated June 1, 1999 in favor of New Jersey Economic Development Authority

          10.12 Warrant to Purchase 100,000 shares of Common Stock in the name of Project Capital Partners, LLC

          10.13 Consulting Agreement with Investor Relations Services, Inc. dated April 1, 1999

          27     Financial Data Schedule

         ----------------
          (1) Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (2) Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (3) Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (4) Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (5) Filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.

          (6) Filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference.