Form 10QSB
period 1999-09-30
DYNAGEN INC
filed 1999-11-15
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
                                   -----------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


                         Commission File Number 1-11352
                         ------------------------------


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


                               1000 Winter Street
                                   Suite 2700
                                Waltham, MA 02451
                    (Address of principal executive offices)


                                 (781) 890-0021
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [_]

As of October 28, 1999 there were outstanding 57,883,355 shares of common stock, $.01 par value per share.

================================================================================

                                  DYNAGEN, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


Facing Page ........................................................    1

Table of Contents ..................................................    2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                  Condensed Consolidated Balance Sheet .............    3
                  Condensed Consolidated Statements of Loss ........    5
                  Condensed Consolidated Statements of Changes
                    in Stockholders' Equity (Deficit) ..............    7
                  Condensed Consolidated Statements of
                    Cash Flows .....................................    9
                  Notes to Unaudited Condensed Consolidated
                    Financial Statements ...........................   11

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations ..................................   16

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ................................   25
         Item 2.  Changes in Securities ............................   25
         Item 3.  Defaults on Senior Securities ....................   26
         Item 6.  Exhibits and Reports on Form 8-K .................   27

SIGNATURES .........................................................   28

(*) The financial information at December 31, 1998 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

PART I.  FINANCIAL INFORMATION

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                     ASSETS
                                                  September 30,     December 31,
                                                      1999              1998
                                                   -----------      -----------
Current assets:
     Cash and cash equivalents                     $   702,788      $    97,045
     Accounts receivable, net of
        allowance for doubtful
        accounts of $39,297 and $68,133              4,923,798        3,673,472
     Rebates                                           307,860          398,724
     Inventory                                       7,799,680        6,647,079
     Notes receivable                                   86,500          150,000
     Prepaid expenses and other
         current assets                              1,120,193          201,470
                                                   -----------      -----------
     Total current assets                           14,940,819       11,167,790
                                                   -----------      -----------

Property and equipment, net                          3,116,231        1,685,010
                                                   -----------      -----------

Other assets:
     Customer lists, net of accumulated
         amortization of $5,098,515 and
         $4,205,133                                  2,463,021        7,636,072
     Goodwill, net of accumulated amorti-
         tization of $57,172 and $48,567                   -0-          337,652
     Patents and trademarks, net of
         accumulated amortization of
         $16,305 and $0                                 48,924           65,229
     Deferred debt financing costs, net
         of accumulated amortization                   662,996          277,325
     Deposits and other assets                         357,519          276,372
                                                   -----------      -----------
     Total other assets                              3,532,460        8,592,650
                                                   -----------      -----------
                                                   $21,589,510      $21,445,450
                                                   ===========      ===========

     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
                                   (Unaudited)
                                   -----------


                                                  September 30,     December 31
                                                      1999              1998
                                                   -----------      -----------
Current liabilities:
     Bank overdraft                                $   816,314      $   621,313
     Notes payable and current
         portion of long-term debt                  10,702,708       13,162,041
     Accounts payable and accrued
         expenses                                    4,111,625        3,705,209
     Deferred revenue                                      -0-          100,000
     Settlement obligation, current portion             14,460              -0-
     Acquisition obligation                                -0-        4,083,000
                                                   -----------      -----------
     Total current liabilities                      15,645,107       21,671,563

Warrant put liability                                  949,365          858,435
Long term debt, less current portion                 3,132,063        1,510,813
Settlement obligation, less current portion            471,423              -0-
                                                   -----------      -----------
     Total liabilities                              20,197,958       24,040,811
                                                   -----------      -----------

Commitments and contingencies
Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 10,000,000
         shares authorized, 41,425 and 52,152
         shares of Series A through K outstanding,
         (liquidation value $6,482,485 and
         $5,212,977)                                       414              521
     Common stock, $.01 par value, 75,000,000
         shares authorized, 57,548,131 and
         37,612,612 shares issued and outstanding      575,482          376,126
     Additional paid-in capital                     56,132,350       47,181,545
     Accumulated deficit                           (55,316,694)     (50,153,553)
                                                   -----------      -----------

     Total stockholders' equity (deficit)            1,391,552       (2,595,361)
                                                   -----------      -----------
                                                   $21,589,510      $21,445,450
                                                   ===========      ===========

     See accompanying notes to consolidated unaudited financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    -----------------------------------------
                                   (Unaudited)
                                   -----------

                                                        Three Months Ended

                                                  September 30,    September 30,
                                                      1999              1998
                                                   -----------      -----------
Revenues
     Product sales                                 $ 7,368,820      $ 6,617,614
     Fees and royalties                                    -0-              188
                                                   -----------      -----------
     Total revenues                                  7,368,820        6,617,802
                                                   -----------      -----------

Costs and expenses:
     Cost of sales                                   5,721,391        6,076,656
     Research and development                          699,397          110,487
     Selling, general and administrative             2,013,761        3,206,820
                                                   -----------      -----------
     Total costs and expenses                        8,434,549        9,393,963
                                                   -----------      -----------

     Operating loss                                 (1,065,729)      (2,776,161)
                                                   -----------      -----------

Other income (expense):
     Investment and other income, net                    5,294          143,283
     Interest and financing expense                   (603,882)        (468,091)
                                                   -----------      -----------

     Other income (expense), net                      (598,588)        (324,808)
                                                   -----------      -----------

     Net loss                                       (1,664,317)      (3,100,969)

Less returns to preferred stockholders:
     Beneficial conversion feature                     268,750          245,156
     Dividends paid and accrued                         60,549           28,357
                                                   -----------      -----------

Net loss applicable to common stock                $(1,993,616)     $(3,374,482)
                                                   ===========      ===========

Net loss per share-basic                           $     (0.03)     $     (0.14)
                                                   ===========      ===========

Weighted average shares outstanding                 57,016,814       24,589,980
                                                   ===========      ===========

     See accompanying notes to consolidated unaudited financial statements.

                                  DYNAGEN, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    -----------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Nine Months Ended

                                                  September 30,    September 30,
                                                      1999              1998
                                                   -----------      -----------
Revenues
     Product sales                                 $20,974,432      $20,009,036
     Fees and royalties                                    225              553
                                                   -----------      -----------
     Total revenues                                 20,974,657       20,009,589
                                                   -----------      -----------

Costs and expenses:
     Cost of sales                                  16,903,374       17,145,156
     Research and development                        1,198,033          430,774
     Selling, general and administrative             6,370,083        8,437,873
     Loss on impairment of customer lists              400,000              -0-
                                                   -----------      -----------
     Total costs and expenses                       24,871,490       26,013,803
                                                   -----------      -----------

     Operating loss                                 (3,896,833)      (6,004,214)
                                                   -----------      -----------

Other income (expense):
     Investment and other income, net                  483,278          297,894
     Interest and financing expense                (1,749,586)       (1,269,242)
                                                   -----------      -----------
         Other income (expense), net                (1,266,308)        (971,348)
                                                   -----------      -----------

     Net loss                                       (5,163,141)      (6,975,561)

Less returns to preferred stockholders:
     Beneficial conversion feature                   1,264,127          570,198
     Dividends paid and accrued                        108,664          126,006
                                                   -----------      -----------

Net loss applicable to common stock                $(6,535,932)     $(7,671,765)
                                                   ===========      ===========

Net loss per share-basic                           $     (0.13)     $     (0.45)
                                                   ===========      ===========

Weighted average shares outstanding                 48,541,680       17,023,765
                                                   ===========      ===========

     See accompanying notes to consolidated unaudited financial statements.

                                  DYNAGEN, INC.

       CONDENSED CONSOLIDATED STAEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       -------------------------------------------------------------------
                                    (DEFICIT)
                                    ---------
                  Nine Months Ended September 30, 1999 and 1998

------------------------------------------------------------------------------------------------------
           Description                           Preferred Stock                  Common Stock
--------------------------------------      --------------------------      --------------------------
                                              Shares         Amounts          Shares         Amounts
                                            ----------      ----------      ----------      ----------
Balance at 12/31/97 (as restated)               63,522      $      635       4,315,137      $   43,151
Stock issued for GDI acquistion                 12,000             120              --              --
Shares issued in private placement              34,000             340              --              --
Stock issued for services                           --              --       1,562,671          15,626
Employee stock & stock options granted
   for services                                     --              --         300,000           3,000
Issuance of common stock purchase
   warrants                                         --              --              --              --
Common stock issued for interest                    --              --         416,167           4,162
Conversion of note payable to
   preferred stock                               4,500              45              --              --
Delayed registration penalty                        --              --              --              --
Conversion of note payable into common
   stock                                            --              --       1,798,526          17,986
Conversion of family loans                          --              --       1,560,000          15,600
Conversion of preferred stock                  (58,241)           (582)     16,435,759         164,358
Adjustment due to change in ownership
   of former subsidiary                             --              --              --              --
Comprehensive Income: Net Loss                      --              --              --              --
                                            ----------      ----------      ----------      ----------
Balance at September 30, 1998                   55,781      $      558      26,388,260      $  263,883
                                            ==========      ==========      ==========      ==========

------------------------------------------------------------------------------------------------------


Balance @ 12/31/98                              52,152      $      521      37,612,612      $  376,126
Stock options and warrants exercised                --              --         347,572           3,476
Shares issued in private placement              24,500             245              --              --
Conversion of preferred stock                  (35,227)           (352)     11,615,331         116,154
Conversion of debt                                  --              --       3,407,641          34,076
Stock issued for bonus                              --              --         125,000           1,250
Stock issued for services                           --              --       2,940,000          29,400
Stock and warrants issued for Superior
   settlement                                       --              --       1,500,000          15,000
Comprehensive Income: Net loss                      --              --              --              --
                                            ----------      ----------      ----------      ----------
Balance at September 30, 1999                   41,425      $      414      57,548,156      $  575,482
                                            ==========      ==========      ==========      ==========

------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated unaudited financial statements.

                                  DYNAGEN, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      --------------------------------------------------------------------
                                    (DEFICIT)
                                    ---------
            Nine Months Ended September 30, 1999 and 1998 (continued)

---------------------------------------------------------------------------------------------------------
                                                        Additional         Accumulated
           Description                                Paid-In Capital        Deficit            Total
--------------------------------------                 ------------       ------------       ------------
Balance at 12/31/97 (As Restated)                      $ 40,122,386       $(37,541,544)      $  2,624,628
Stock issued for GDI acquisition                          1,199,880                 --          1,200,000
Shares issued in private placements                       3,251,698                 --          3,252,038
Stock issued for services                                   655,584                 --            671,210
Employee stock & stock options granted
   for services                                             128,400                 --            131,400
Issuance of common stock purchase warrants                  182,500                 --            182,500
Common stock issued for interest                            139,528                 --            143,690
Conversion of note payable to preferred stock               449,955                 --            450,000
Delayed registration penalty                               (175,000)                --           (175,000)
Conversion of note payable into common stock                412,014                 --            430,000
Conversion of family loans                                  179,400                 --            195,000
Conversion of preferred stock                              (163,776)                --                 --
Adjustment due to change in
   ownership of former subsidiary                           468,888                 --            468,888
Comprehensive Income: Net Loss                                   --         (6,975,561)        (6,975,561)
                                                       ------------       ------------       ------------
Balance at September  30, 1998                         $ 46,851,457       $(44,517,105)      $  2,598,793
                                                       ============       ============       ============

---------------------------------------------------------------------------------------------------------

Balance at 12/31/98                                    $ 47,181,545       $(50,153,553)      $ (2,595,361)
Stock options and warrants exercised                         (3,376)                --                100
Shares issued in private placement                        5,138,239                 --          5,138,484
Conversion of preferred stock                              (115,802)                --                 --
Conversion of debt                                        1,016,809                 --          1,050,885
Stock issued for bonus                                       27,500                 --             28,750
Stock issued for services                                   905,435                 --            934,835
Stock and warrants issued for Superior settlement         1,982,000                 --          1,997,000
Comprehensive income: Net Loss                                   --         (5,163,141)        (5,163,141)
                                                       ------------       ------------       ------------
Balance at September 30, 1999                          $ 56,132,350       $(55,316,694)      $  1,391,552
                                                       ============       ============       ============

---------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated unaudited financial statements.

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Nine Months Ended

                                                  September 30,    September 30,
                                                      1999              1998
                                                   -----------      -----------
Cash flows from operating activities:
     Net loss                                      $(5,163,141)     $(6,975,561)
     Adjustments to reconcile net loss to net
         cash used for operating activities:
     Depreciation and amortization                   1,250,509        2,346,105
     Loss on impairment of customer lists              400,000               --
     Stock, stock options and warrants issued
         for services                                  963,585        1,128,802
     Write-off of patent cost                               --           97,076
     (Increase) decrease in operating assets:
     Accounts receivable                            (1,250,326)         259,332
     Rebates                                            90,864           85,804
     Inventory                                      (1,152,601)       2,608,532
     Prepaid expenses and other current assets        (918,723)         157,969
     Deposits and other assets                         (81,147)         226,944
     Notes receivable                                   63,500               --
     Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses             867,633       (2,636,119)
     Deferred revenue                                 (100,000)              --
                                                   -----------      -----------

     Net cash used for operating activities         (5,029,847)      (2,701,116)
                                                   -----------      -----------

Cash flows from investing activities:
     Cash paid in Superior Settlement               (1,500,000)              --
     Purchase of wholly-owned subsidiary net of
         cash received in acquisition                       --         (756,406)
     Purchase of property and equipment             (1,641,694)          38,673
     Increase in deferred financing and
         acquisition costs                                  --          (50,000)
                                                   -----------      -----------
     Net cash provided (used) by investing
         activities                                 (3,141,694)        (767,733)
                                                   -----------      -----------

                                  DYNAGEN, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Nine Months Ended

                                                  September 30,    September 30,
                                                      1999              1998
                                                   -----------      -----------
Cash flows from financing activities:
     Proceeds from bank loan                                --        1,214,280
     Repayments of loan payable - bank                (254,452)      (2,430,984)
     Net proceeds from debt placements               4,213,415          950,000
     Net proceeds from private stock placements      5,138,484        3,252,038
     Proceeds from stock options exercised                 100               --
     Repayment of debt obligation                     (372,177)              --
     Repayments on settlement obligation               (53,900)              --
     Net change in accounts receivable factoring       (89,187)              --
     Increase (decrease) in bank overdraft             195,001          408,563
     Repayment of Superior note payable                     --         (416,667)
                                                   -----------      -----------

     Net cash provided by financing activities       8,777,284        2,977,230
                                                   -----------      -----------

     Net change in cash and cash equivalents           605,743         (491,619)
     Cash and cash equivalents at beginning             97,045          697,045
                                                   -----------      -----------
     Cash and cash equivalents at end              $   702,788      $   205,426
                                                   ===========      ===========

Supplemental cash flow information:
     Interest paid                                     828,158          633,013

     Common stock issued for convertible note
         payable and accrued interest                1,050,885          450,000
     Debt issued for delayed registration penalty           --          262,500

Schedule of non-cash investing and financing
activities:
On March 2, 1998, the Company purchased the net
assets of Generic Distributors Limited Partnership
for $2,350,000. In connection with the acquisition,
non-cash financing activities, liabilities assumed
and customer lists were as follows:
     Fair value of assets acquired                                  $ 2,375,274
     Cash paid                                                       (1,200,000)
     Preferred stock issued                                          (1,150,000)
     Liabilities assumed                                               (658,274)
                                                                    -----------
Customer lists (exclusive of other
     acquisition costs of $96,205)                                  $   633,000
                                                                    ===========

Additional non-cash investing and financing activities are described in Note 2

     See accompanying notes to consolidated unaudited financial statements.

                                  DYNAGEN, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") and its wholly-owned subsidiaries: Able Laboratories, Inc.("Able"), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company ("Superior") and Generic Distributors Inc. ("GDI"), which are engaged in the distribution of generic pharmaceuticals, and Apex Pharmaceuticals, Inc., which was established to develop therapeutic products. The consolidated financial statements no longer include the accounts of BioTrack, Inc. In 1998, the Company sold the majority of its shares in BioTrack in exchange for a promissory note of BioTrack in the principal amount of $1,000,000. The Company's ownership interest in BioTrack on September 30, 1999 was approximately 20%. Accordingly, BioTrack's financial statements are not included in the accompanying consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

         The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

         The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

         The loss applicable to common stock has been increased by the stated dividends on the convertible preferred stock and the amortization of discounts on convertible preferred stock due to beneficial conversion features.

2.       IMPACT OF SUPERIOR SETTLEMENT

         On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"), a distributor of generic pharmaceutical products. The Company paid the shareholders of Superior $6,250,000 in cash, $5,000,000 in three-year secured promissory notes and 166,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. The secured promissory notes were subsequently reduced by $400,000 due to a deficiency in the required net worth of Superior as of the acquisition date. DynaGen was obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock on June 19, 1998 if its common stock was not trading at an average of at least $30.00 per share for 10 consecutive trading days. The merger agreement provided further that DynaGen would pay to the former Superior stockholders the difference between $5,000,000 and the current aggregate market value of the shares issued to the former Superior stockholders. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000.

         On July 31, 1998, DynaGen entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000. During 1998, the Company issued the former shareholders of Superior 416,167 shares of common stock in connection with a forbearance agreement which has expired. The shares were valued at $143,700 and charged to expense.

         On December 17, 1998, the former Superior stockholders commenced a civil action against the Company. In May 1999, we settled all issues between us and the former Superior stockholders by:


         -    paying $1,500,000 in cash;

         -    issuing 1,500,000 shares of Common Stock;

         - issuing warrants to purchase 1,000,000 shares of Common Stock at a price of $.86 per share;

         - issuing warrants to purchase 300,000 shares of Common Stock at a price of $.01 per share; and

         - modifying the Commercial Lease Agreement between Superior and a company controlled by the former stockholders.

         The Superior acquisition was accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation as adjusted, has been based on the estimated fair values at the date of acquisition. The Company initially allocated $13,612,000 of the purchase price to customer lists, which was being amortized on a straight line basis over five years. The Company also recorded initial goodwill of $386,219, which was being amortized over 15 years.

The Company valued the modification of its lease agreement for additional rent, using discounted cash flows, at $539,783, to be amortized over 15 years. The Company also wrote off all of its obligations to the Superior shareholders. This transaction resulted in a reduction of $3,879,669 in the customer list leaving a balance of $1,979,636 in the customer list. In addition, the goodwill balance of $329,047 was written off due to the reduction in the purchase price.

3.       GENERIC DISTRIBUTORS, INC.

         On March 2, 1998 the Company, through its subsidiary, Generic Distributors, Incorporated ("GDI"), completed the acquisition of substantially all of the assets and liabilities of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, 10,500 shares of Series E Convertible Preferred Stock valued at $1,050,000 and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Stock is convertible beginning 12 months from the closing into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's common stock commencing 120 days after the closing at the then prevailing market prices. In connection with the transaction, GDI received $1,200,000 in a five-year term loan from Fleet Bank. The loan matures on April 26, 2003. Fleet Bank also established a revolving line of credit for general working capital in the amount of $300,000. The line bears interest at LIBOR plus 2-1/2%. The loans are secured by all of the assets of GDI and Able and a pledge of all of the common stock of GDI, and are guaranteed by the Company. In addition, the Company entered into employment and consulting agreements with the sellers.

         The GDI acquisition has been accounted for as a purchase. The results of operations of GDI have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The Company allocated $729,205 of the purchase price to customer lists, based on an independent appraisal. This amount is being amortized on a straight line basis over five years. Amortization of customer lists amounted to $109,380 and $85,486 for the nine months ended September 30, 1999 and 1998, respectively.

         Unaudited pro forma consolidated operating results for the Company, assuming the acquisition of GDI had been made as of the beginning of fiscal 1998, are as follows:


                          Three Months Ended         Nine Months Ended
                          September 30, 1998         September 30, 1998
                          ------------------         ------------------

Revenues                  $        7,330,802         $       21,903,312
Net loss                          (3,274,585)                (7,562,796)
                          ------------------         ------------------
Net loss per share        $            (0.13)        $            (0.44)
                          ==================         ==================


         The unaudited pro forma information is not necessarily indicative of either (i) the actual results of operations that would have occurred had the purchases been made as of the beginning of the fiscal period presented or (ii) future results of operations of the combined companies.

3.       INVENTORY

         Inventory consists of the following:

                                             September 30,        December 31,
                                                 1999                 1998
                                             -------------       -------------
         Raw materials                       $     412,651       $     401,531
         Work-in-progress                          539,630              66,372
         Finished goods                          6,847,399           6,179,176
                                             -------------       -------------
                                             $   7,799,680       $   6,647,079
                                             =============       =============

4.       DEBT

         Notes payable consist of the following:

                                             September 30,        December 31,
                                                 1999                 1998
                                             -------------       -------------
         Convertible note payable            $         -0-       $     155,000
         Bridge loans                            1,755,000             725,000
         Accounts receivable factoring              95,643             184,830
         Machinery & Equipment Financing           582,056             586,333
         7% Convertible Debenture                       --             250,000
         8% Convertible Debenture                       --             328,500
         9% Convertible Debenture                  980,000                  --
         Secured debt - Fleet Bank               1,092,840           1,171,420
         Loan Payable -Huntington                4,329,232           4,505,104
         Notes payable - Superior Acquisition           --           3,766,667
         Senior subordinated debt                3,000,000           3,000,000
         NJEA Bond                               2,000,000                 -0-
                                             -------------       -------------
                  Total                         13,834,771          14,672,854

         Less current portion                   10,702,708          13,162,041
                                             -------------       -------------
         Long-term debt                      $   3,132,063       $   1,510,813
                                             =============       =============

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

NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY BOND

         On June 23, 1999, Able Laboratories, Inc., completed the Industrial Development Revenue Bond offering issued by the New Jersey Economic Development Authority. The bonds consist of series 1999A $1,700,000, 8% non-taxable and series 1999B $300,000, 8.25% taxable. Series 1999A bonds will mature in 15 years and series 1999B bonds will mature in 4 years. The total cost of the bond issue is estimated at $240,000 and the net proceeds of approximately $1,700,000 are being used for acquisition, installation and commissioning of equipment and machinery.

         In connection with these bonds, the Company has entered into various agreements with the New Jersey Economic Development Authority and the bond holders, including an escrow arrangement intended to cover the Company's obligations under the bond documents for periods of between two and six months.

5.       PREFERRED STOCK

         In May and June 1999, the Company received $3,000,000 from the issuance of 3,000 shares of Series I to various unaffiliated investors. Shares of Series I are convertible into Common Stock at 80% of the average of the closing bid price of Common stock for the three (3) selected, closing bids of past five (5) trading days immediately preceding any conversion date. The Company issued 165,652 Common Stock warrants at an exercise price of $0.91 and 34,722 Common Stock warrants at an exercise price of $0.396 in connection with this financing.

         In July 1999, the Company received $1,000,000 from the issuance of 1,000 shares of Series J Preferred Stock to a single unaffiliated investor. Shares of Series J Preferred Stock are convertible into Common Stock at 80% of the average closing bid price of Common stock for the five trading days immediately preceding the conversion notice from the investor. The conversion can take place on the earlier of (1) 90 days from original issue date of the Series J Preferred Stock; or (2) the date on which a registration statement is declared effective by the Securities and Exchange Commission.

         In August and September 1999, the Company received $1,150,000 from the issuance of 1,150 shares of Series K Preferred Stock to various unaffiliated investors. Holders of the Series K Preferred Stock have the right to convert during any five trading day period up to 20% of their holdings, into Common Stock of the Company at 80% of the three day average quoted price for three days immediately proceeding the conversion notice from the holder. The discount at 80% to the market price increases to 75%, and then to 70%, if the investor retains his investment in the Series K Preferred Stock for longer periods.

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

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, "Certain Factors That May Affect Future Results" contained herein, together with the discussion set forth under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

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

         Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing or to renegotiate our agreements with our existing creditors, we may have to file for bankruptcy. Our independent auditors issued an opinion on our financial statements as of December 31, 1998 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. See " Certain Factors That May Affect Future Results."

Three-Month Period Ended September 30, 1999
-------------------------------------------
         Revenues for the three-month period ended September 30, 1999 were $7,368,820, compared to $6,617,802 for the period ended September 30, 1998. The increase of $751,018 is primarily the result of increased product sales by Able of Clorazepate tablets through Superior and outside distributors.

         Cost of product sales was $5,721,391, or 78% of product sales for the three-month period ended September 30, 1999, compared to $6,076,656, or 92% of product sales the period ending September 30,1998. The Company has improved the gross profit margin to 22% due to the lower cost of some of our new drugs manufactured at Able Laboratories.

         Research and development expenses for the three-month period ended September 30, 1999 were $699,397 compared to $110,487 for the three-month period ended September 30, 1998. All of these expenses relate to research which is currently being conducted at Able to identify and develop generic drug candidates for future manufacturing and sales.

         Selling, general and administrative expenses for the three-month period ended September 30, 1999 were $2,013,761 compared to $3,206,820 for the three-month period ended September 30, 1998. The $1,193,059 decrease is primarily due to the cost cutbacks and reduction of staff at our headquarters in Waltham.

         Investment and other income was $5,294 for the three months ended September 30, 1999, compared to $143,283 for the three-month period ended September 30, 1998. Interest and financing expenses of $603,882 for the three-month period ended September 30, 1999, compared to $468,091 for the three-month period ended September 30, 1998, an increase of $135,791 due primarily to private placements of debt instruments. We issued several warrants in connection with debt placements, the values of which are included in our financing costs.

Nine-Month Period Ended September 30, 1999
------------------------------------------
         The GDI acquisition was completed on March 1, 1998. Therefore, results for the first three quarters of 1998 include sales for GDI only after that date.

         Revenues for the nine-month period ended September 30, 1999 were $20,974,657, compared to $20,009,589 for the period ended September 30, 1998. The increase of $965,068 is primarily the result of increased product sales by Able of Clorazepate tablets through Superior and outside distributors.

         Cost of product sales was $16,903,374 or 81% of product sales for the nine-month period ended September 30, 1999, compared to $17,145,146 or 86% of product sales for the period ended September 30, 1998. The cost of manufacturing some of our newer drugs at Able tends to be lower than the cost of distribution activities which accounted for a greater percentage of our revenues in 1998.

         Research and development expenses for the nine-month period ended September 30, 1999 were $1,198,033, compared to $430,774 for the nine-month period ended September 30, 1998. All of these expenses relate to research which is currently being conducted at Able to identify and develop generic drug candidates for future manufacturing and sales.

         Selling, general and administrative expenses for the nine-month period ended September 30, 1999 were $6,370,083, compared to $8,437,873 for the nine-month period ended September 30, 1998. The

$2,067,790 decrease is primarily due to cost cutbacks and reduction of staff at our headquarters in Waltham.

         We recorded an additional $400,000 of loss on impairment of Superior's customer lists in the first quarter of 1999, based on our revised projections of Superior's cash flows after reviewing Superior's performance during the first quarter of 1999.

         Investment and other income was $483,278 for the nine months ended September 30, 1999, compared to $297,894 for the nine-month period ended September 30, 1998. During 1998, we recorded income received from sale of BioTrack stock held by the Company whereas during 1999, we recorded $311,600 of income from forgiveness of old payables. Interest and financing expenses were $1,749,586 for the nine-month period ended September 30, 1999, compared to $1,269,242 for the nine-month period ended September 30, 1998. The increase is due to the increase in our average outstanding debt, increased interest rates and issuance of several warrants in connection with debt placements, the values of which are included in our financing costs.

Liquidity and Capital Resources

         As of September 30, 1999, we had a working capital deficit of $704,288, compared to a working capital deficit of $10,503,773 at December 31, 1998. This significant reduction of the working capital deficit is mainly due to the settlement of all obligations to the Superior shareholders. The notes payable, which included $3,766,667 of notes payable to the former stockholders of Superior , as well as $4,083,000 of additional liability to the sellers booked due to the decline in the share price, are no longer a part of our current liabilities. Cash was $702,788 at September 30, 1999 compared to $97,045 at December, 1998. We continued to have a working capital deficit as funds were raised through short term debt placements. We expect our cash needs for the next 12 months to be approximately $5,000,000. We intend to generate the needed cash through additional financing activities. We can give no assurance, though, that we will be able to obtain such financing or, if we do, that the financing will be sufficient for our needs. If we are not able to raise the needed financing, we will likely need to seek the protection of the bankruptcy courts. See "Certain Factors That May Affect Future Results."

         In June 1997, we acquired Superior Pharmaceutical Company, of Cincinnati, Ohio, for an adjusted purchase price of $15.9 million in cash, notes and stock. The merger agreement guaranteed the selling shareholders at least $5,000,000 in the value of their shares of the Company as of June 1998. The agreement provided that we would make up any shortfall in this guaranteed stock value through the issuance of additional stock and cash.

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

         o issuing warrants to purchase 1,000,000 shares of Common Stock at a price of $.86 per share;

         o issuing warrants to purchase 300,000 shares of Common Stock at a price of $.01 per share; and

         o modifying the Commercial Lease Agreement between Dynagen and a company controlled by the former stockholders of Superior.

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

         To date we have met substantially all of our capital requirements through the sale of securities and loans convertible into common stock. The negative impact of events in 1997 and 1998 severely limited our ability to raise capital in a conventional sale of our securities. We have engaged an investment banking firm that specializes in the turnaround of companies to seek both debt and equity financing. We cannot give any assurance that we will raise the needed financing. If we cannot raise such financing, we will not have adequate working capital for our operations. Under such circumstances we may have to seek protection of the bankruptcy courts. See "Certain Factors That May Affect Future Results."

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

         Risks

         Because we have not completed a review of potential Year 2000 Issues, we cannot rule the possibility that a significant problem might result from Year 2000 Issues. In the worst case, we might be unable to obtain necessary raw materials or process orders for our inventory, and we could be forced to curtail or suspend our operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         We do not provide forecast of our future financial performance. However, some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. In particular, statements contained in this Report that are not historical facts, including statements relating to liquidity and capital resources, constitutes forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to be materially worse than the expectations we describe in our forward-looking statements. The reader should be aware that the occurrence of any of the events described below and elsewhere in this report could materially and adversely affect our business. If that happens, the trading price of our common stock could decline and investors could lose all or part of their investment.

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

         IF WE CONTINUE TO INCUR LOSSES, THEN THE VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE

         We have incurred operating losses in every operating period since our inception. We had an accumulated deficit of $55,316,694 as of September 30, 1999. We incurred a net loss of $5,163,141 in the nine months ended September 30, 1999. We anticipate future losses, and we can give no assurance that we will ever generate substantial revenues from our business, or achieve profitability. If we continue to incur operating losses, then the value of our common stock will likely decline and stockholders could lose their investment.

         Our losses have resulted principally from expenses we incurred in research and development activities, and from general and administrative costs associated with our development efforts. In addition, our Able subsidiary has incurred operating losses, primarily because its revenues have not equaled it expenses. To continue development of our current and proposed products, we will need to expend substantial resources to conduct further product development and to establish and expand our manufacturing, sales, marketing, regulatory and administrative capabilities. Therefore, we expect to incur substantial operating losses over the next several years as we expand our product programs and commence marketing efforts.

         IF WE CANNOT RAISE SIGNIFICANT ADDITIONAL FUNDS, THEN WE WILL LIKELY FACE BANKRUPTCY AND YOU COULD LOSE THEIR INVESTMENT

         Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing or to renegotiate our agreements with our existing creditors, we may be obliged to seek protection from our creditors by declaring bankruptcy. If that happens, stockholders could lose their entire investment. Our independent auditors issued an opinion on our financial statements as of December 31, 1998 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The reasons cited by the independent auditors include the following:

         o we have incurred recurring losses from operations resulting in a stockholders' deficit and a working capital deficiency at December 31, 1998

         o we have defaulted on conditions place upon us by our banks and other lenders; and

         o our ability to use cash generated by our subsidiaries is restricted under the terms of the subsidiaries' loan agreements


         WE FACE INTENSE COMPETITION FROM OTHER MANUFACTURERS OF GENERIC DRUGS

         In order to succeed in the generic drug business, we need to achieve a significant share of the market for each generic drug we market. The generic drug manufacturing and distribution business is highly competitive. We compete with several companies that are better capitalized than we are and that have financial and human resources significantly greater than ours. Because we manufacture generic drugs, our products by their very nature are chemically and biologically equivalent to the products of our larger and profitable competitors. Also, we believe that, as a rule, the first one or two companies to bring a generic alternative to the market will capture the highest market share for that product. These larger companies, with their greater resources, could bring products to the market before us, and could capture a significant share of the market at our expense.

         IF THE BOSTON STOCK EXCHANGE DELISTS OUR COMMON STOCK, WE WILL HAVE GREATER DIFFICULTY RAISING THE CAPITAL WE NEED TO CONTINUE OPERATIONS

         Our common stock has been delisted from the Nasdaq Stock Market and is listed on the Boston Stock Exchange. The common stock is also quoted on the OTC Bulletin Board. If the common stock was delisted by the Boston Stock Exchange, then public perception of the value of the common stock could be materially adversely affected. Stockholder could lose their investment and we could face greater difficulty raising capital necessary for our continued operations.

         We received a notice from the Boston Stock Exchange on April 12, 1999 informing us that our common stock did not meet the requirements for continued listing. The Boston Stock Exchange requires a minimum of $500,000 in stockholders' equity for continued listing. As of March 31, 1999, we had a stockholders' deficit of approximately $4,024,000, a shortfall of approximately $4,524,000 and therefore we did not meet the listing requirements. We responded to the Boston Stock Exchange, explaining our plan for regaining compliance with this requirement by June 30, 1999. We regained compliance with the requirement and stockholders' equity as of September 30, 1999 was $1,391,522. Therefore, as of that date we met the requirement and so our common stock remains listed on the Boston Stock Exchange. Our common stock could face delisting action again, however, if we do not maintain the minimum stockholders' equity or other listing requirements.

         IF OUR COMMON STOCK BECOMES SUBJECT TO PENNY STOCK RULES, INVESTORS MAY HAVE GREATER DIFFICULTY SELLING THEIR SHARES

         The Securities Enforcement and Penny Stock Reform Act of 1999 applies to stock characterized as "penny stocks" and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The exceptions include exchange-listed securities and any equity security issued by an issuer that has

         o net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years;

         o net tangible assets of least $5,000,000, if the issuer has been in continuous operation for less than three years; or

         o average annual revenue of at least $6,000,000 for the last three years.

         Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.

         If our common stock is delisted from the Boston Stock Exchange, then trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could severely affected.

         WE ARE OBLIGATED TO ISSUE A LARGE NUMBER OF SHARES OF COMMON STOCK AT PRICES BELOW THE MARKET PRICE, WHICH COULD ADVERSELY AFFECT THE VALUE OF THE COMMON STOCK

         We are obligated to issue a large number of shares of common stock at prices lower than market value. Therefore, the common stock could lose value if a large number of shares are issued into the market. At September 30, 1999, 57,548,156 shares of common stock were issued and outstanding. We have issued a large number of securities, such as options, warrants, convertible preferred stock and convertible notes, that are convertible by their holders into shares of common stock. As of September 30, 1999, we were obligated to issue up to approximately 11,006,667 shares of common stock upon the conversion or exercise of convertible securities. We have also reserved 8,054,681 shares of common stock for issuance pursuant to options granted to our employees, officers, directors and consultants. The holders of these convertible securities likely would only exercise their rights to acquire common stock at times when the exercise price is lower than the price at which they could buy the common stock on the open market. Because we would likely receive less than current market price for any shares of common stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of common stock held by existing investors. Also, the exercise of a large number of convertible securities could limit our ability to obtain additional equity capital by selling common stock. In all likelihood, we would be able to sell shares of common stock elsewhere on more favorable terms at the time the holders of convertible securities chose to exercise their rights.

         THE VALUE OF THE COMMON STOCK FLUCTUATES WIDELY

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


         The market price of our common stock has fluctuated between $70.00 and $.10 from January 1, 1993 to December 31, 1998. Over the past twelve months, the common stock has fluctuated between approximately $.89 and approximately $.05, and was approximately $.48 on October 25, 1999. These broad market fluctuations could adversely affect the market price of our common stock, in that at the current price, any fluctuation in the dollar price per share could constitute a significant percentage decrease in the value of your investment. Also, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs of defending the lawsuit and we would have to divert management time and attention away from operations. A lawsuit based on the volatility of the stock price in whole or in part could seriously harm our business and the value of stockholders' investment.

         WE COULD FACE A SIGNIFICANT INTERRUPTION IN OUR OPERATIONS BY YEAR 2000 ISSUES

         We have not completed an exhaustive analysis of potential Year 2000 issues, and consequently we cannot rule out the chance that we could face serious operational problems as a result of the Year 2000 change.

         Many software products and computer systems are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This ability is commonly referred to as being Year 2000 compliant. We have not conducted a comprehensive Year 2000 compliance review of the computer software we use, or that is used by our vendors and suppliers. If the software and computer systems we use are not Year 2000 compliant, we could face system failures or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. If the systems maintained by our vendors and suppliers are not Year 2000 compliant, we could incur significant unanticipated expenses to remedy any problems or to replace affected vendors and suppliers. Because we have not completed a review of potential Year 2000 Issues, we cannot rule out the possibility that a significant problem might result from Year 2000 issues. In the worst case, we might be unable to obtain necessary raw materials or process orders for our inventory, and we could be forced to curtail or suspend our operations.

         WE MAY FACE PRODUCT LIABILITY FOR WHICH WE ARE NOT ADEQUATELY INSURED

         The testing, marketing and sale of drug products for human use is inherently risky. Liability might result from claims made directly by consumers or by pharmaceutical companies or others selling our products. Superior, GDI and Able presently carry product liability insurance in amounts that we believe to be adequate, but we can give no assurance that such insurance will remain available at a reasonable costs or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We can give no assurance that we will be able to obtain or maintain adequate insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect us against such potential liability or at a reasonable cost. The obligation to pay any product liability claim or recall of a product could have a material adverse affect on our business, financial condition and future prospects.

         INTENSE REGULATION BY GOVERNMENT AGENCIES MAY DELAY OUR EFFORTS TO COMMERCIALIZE OUR PROPOSED DRUG PRODUCTS

         Before we can market any generic drug, we must first obtain FDA approval of the proposed drug and of the active drug raw materials that we use. In many instances, our approvals cover only one source of raw materials. If raw materials from a specified supplier were to become unavailable, we would be required to file a supplement to our Abbreviated New Drug Application to use a different manufacturer and revalidate the manufacturing process using a new supplier's material. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. For example, for a period of time we were unable to acquire the active drug for our clorazapate dipotassium product, and so we had to discontinue production of the product. The active drug ingredient has since become available again and we have resumed manufacturing the product.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         The Company is not party to any pending legal proceedings, other than routine litigation that is incidental to the business, which would have a material adverse effect on the Company's financial position or results of operations for the nine-month period ended September 30, 1999.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         a.   Not applicable.

         b. Sales of Unregistered Securities - In the three months ended September 30, 1999, the Company sold the following securities:

         In July 1999, the Company received $1,000,000 from the issuance of 1,000 shares of Series J Preferred Stock to a single unaffiliated investor. Shares of Series J Preferred Stock are convertible into Common Stock at 80% of the average closing bid price of Common stock for the five trading days immediately preceding the conversion notice from the investor. The conversion can take place on the earlier of (1) 90 days from original issue date of the Series J Preferred Stock; or (2) the date of which a registration statement is declared effective by the Securities and Exchange Commission. The Company issued a warrant to purchase 33,334 shares of common stock at an exercise price of $.01 in connection with Series J offering to the accredited investor.

         In August and September 1999, the Company received $1,150,000 from the issuance of 1,150 shares of Series K Preferred Stock to various unaffiliated investors. The holders of Series K have the right to convert during any five trading day period up to 20% of their holding into Common Stock of the Company at 80% of the three day average quoted price for three days immediately proceeding the conversion notice from the holder. The discount of 80% to the market price increases to 75% and then 70% if the investor retains his investment in the Series K Preferred Stock for longer periods. In August, the Company issued two warrants to exercise a total of 168,750 of Common Stock at an exercise price of $.01 to the secured subordinated lenders for their continued forbearance of certain covenant defaults.

         During the quarter ending September 30, 1999, the Company issued an aggregate of 1,359,368 shares of Common Stock upon the exercise of option and warrants and conversion of convertible debt and equity securities.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES
         -----------------------------

         The Company has incurred recurring losses from operations resulting in an accumulated deficit of $55,316,694 and a working capital deficiency of $704,288 at September 30, 1999. In addition, the Company is in default with respect to certain covenants in its debt agreements and obligated to make payments as follows:

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

         The Huntington National Bank - The Company's subsidiary, Superior, has a line of credit with the Huntington National Bank in the amount of approximately $4,500,000. At September 30, 1999, Superior is in default of certain loan covenants, in the loan and security agreement with the bank. Superior is in negotiations with the bank with respect to the defaults, but has not received a waiver of the defaults at the present time.

         The Company has guaranteed the loan to the bank. The loan and security agreement with the bank requires the Company to achieve a tangible net worth, exclusive of the tangible net worth of Superior, of $4,000,000, which the Company has not achieved at September 30, 1999.

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


           Exhibit No.               Description of Exhibit
           -----------               ----------------------

              3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference)


              3.2 By-laws, as amended (filed 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).


              3.3 Certificate of Designations, Preferences, and Rights of Series J Preferred Stock


              3.4 Certificate of Designations, Preferences, and Rights of Series K Preferred Stock


              4.1 Stock Purchase Warrant for 56,250 Shares of Common Stock dated August 1999 in the name of Argosy Investment Partners, L.P.

              4.2 Stock Purchase Warrant for 112,500 Shares of Common Stock dated August 1999 in the name of Sirrom Capital Corporation

              4.3 Stock Purchase Warrant for 33,334 Shares of Common Stock dated June 1999 in the name of Kenilworth, LLC

             10.1 Subscription Agreement for Series J Preferred Stock dated July, 1999

             10.2 Registration Rights Agreement for Series J Preferred Stock dated July, 1999

             10.3 Form of Subscription Agreement for Series K Preferred Stock dated November, 1999

             10.4 Form of Registration Rights Agreement for Series K Preferred Stock dated November, 1999

             27.1  Financial Data Schedule



         (b)  Reports on Form 8-K

                    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 DYNAGEN, INC.

November 15, 1999                                By: /s/ Dhananjay G. Wadekar
                                                 ----------------------------
                                                 Dhananjay G. Wadekar
                                                 Duly Authorized Officer and
                                                 Principal Financial and
                                                 Accounting Officer

                                  EXHIBIT INDEX


           Exhibit No.               Description of Exhibit
           -----------               ----------------------

              3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference)

              3.2 By-laws, as amended (filed 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

              3.3 Certificate of Designations, Preferences, and Rights of Series J Preferred Stock

              3.4 Certificate of Designations, Preferences, and Rights of Series K Preferred Stock

              4.1 Stock Purchase Warrant for 56,250 Shares of Common Stock dated August 1999 in the name of Argosy Investment Partners, L.P.

              4.2 Stock Purchase Warrant for 112,500 Shares of Common Stock dated August 1999 in the name of Sirrom Capital Corporation

              4.3 Stock Purchase Warrant for 33,334 Shares of Common Stock dated June 1999 in the name of Kenilworth, LLC

             10.1 Subscription Agreement for Series J Preferred Stock dated July, 1999

             10.2 Registration Rights Agreement for Series J Preferred Stock dated July, 1999

             10.3 Form of Subscription Agreement for Series K Preferred Stock dated November, 1999

             10.4 Form of Registration Rights Agreement for Series K Preferred Stock dated November, 1999

             27.1  Financial Data Schedule