Form 10KSB
period 1999-12-31
DYNAGEN INC
filed 2000-03-30
CIK 857171

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                   FORM 10-KSB
                          ----------------------------
 [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended                      Commission File Number
        December 31, 1999                                  1-11352

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  DYNAGEN, INC.
                                  -------------
             (Exact name of Registrant as specified in its Charter)

             DELAWARE                                            04-3029787
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

     1000 WINTER STREET, SUITE 2700                                02451
            WALTHAM, MA                                          (Zip Code)
       (Address of principal
         executive offices)

                  Registrant's telephone number: (781) 890-0021

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

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ].

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year : $29,139,553

         The aggregate market value of the registered common stock, $0.01 par value per share held by non-affiliates, based on the closing price of the Common Stock on March 20, 2000 as reported on the OTC Bulletin Board, was approximately $66,851,626

         As of March 20, 2000, there were 67,526,895 outstanding shares of common stock.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 2000 Annual Meeting of stockholders are incorporated by reference into Items 9, 10, 11 and 12 of this Report.

                                     PART I
ITEM 1.   BUSINESS

INTRODUCTION

     DynaGen, Inc., referred to in this Report as the "Company," "we" or "us," develops, makes and sells generic drugs. From our inception in 1988 until 1996, we focused primarily on developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our business focus, and now we are in the generic drug manufacturing and distribution business. This is a highly competitive business and there are several companies with substantially greater resources that compete with us.

         In the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results," we have described several risk factors that we believe to be significant. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact to some degree other businesses in our market sector. You should give very careful consideration to these risks when you evaluate DynaGen, Inc.

MULTISOURCE GENERIC DRUG BUSINESS

     Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They must meet the same governmental standards as the brand-name drugs they replace, and they must meet all FDA guidelines before they can be made or sold. We may manufacture and market a generic drug only if the patent or other government-mandated market exclusivity period for the brand-name equivalent has expired. Generic drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents. We estimate that the U.S. generic or multisource drug market approximates $13 billion in annual sales. We believe that this market has grown due to a number of factors, including:

   o a significant number of widely prescribed brand-name drugs are at or near the end of their period of patent protection, making it legally permissible for generic manufacturers to produce and market competing generic drugs;

   o managed care organizations, which typically prefer lower-cost generic drugs to brand-name products, continue to grow in importance and impact in the U.S. health care market; and

   o  physicians, pharmacists and consumers increasingly accept generic drugs.

OUR STRATEGY

     We intend to compete with other generic drug companies by integrating of two key elements of the business: manufacturing and distribution. We have acquired three operating subsidiaries to effect this integration:

   o in August 1996, we acquired Able Laboratories, Inc., including its 46,000-square foot tablet and suppository manufacturing facility in South Plainfield, New Jersey;

   o in June 1997, we acquired Superior Pharmaceutical Company, a generic drug distributor based in Cincinnati,Ohio; and

   o in March 1998, we acquired Generic Distributors Limited Partnership, or GDI, a generic drug distributor of based in Monroe, Louisiana.

PRODUCT LINE INFORMATION

     We manufacture and distribute generic drugs. Our manufacturing subsidiary, Able Laboratories, produces tablets and suppositories. Our distribution subsidiaries, GDI and Superior, sell products manufactured by almost all of the major generic drug manufacturers. In addition, they provide sales and marketing support for all of Able's products. As part of our acquisition of Able, we obtained rights to market several generic drug products the sale of which had already been approved by the FDA. We are currently marketing three of these products.

     We currently manufacture the following products:

                                                                         Equivalent
     Product                                  Indication                 Brand Name Product(1)
     -------                                  ----------                 ---------------------
     Clorazepate tablets (three dosages)      Anxiolytic                 Tranxene
     Nitroglycerine Sublingual tablets        Anti-angina                Nitrostat(R)
           (three dosages)
     Phenazopyridine HCL tablets
         (two dosages)                        Urinary Tract Analgesic    Pyridium(R)
     Salsalate tablets (two dosages)          Anti-inflammatory          Disalcid(R)
     Hydrocortisone Suppository               Anti-inflammatory          Anucol(R)

     --------------
     (1) All brand names are trademarks, or registered trademarks of their respective manufacturers.

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

RESEARCH AND DEVELOPMENT

     At Able Laboratories, our manufacturing subsidiary, we are developing generic products in the form of tablets, capsules and suppositories. The research, development, clinical testing and FDA review process leading to approvals takes approximately two years for each product. As discussed in the section titled "Government Regulation," some of the products require no review or limited laboratory testing, in which case the time required to complete the process can be less than two years. Typically, our research and development activities consist of (i) identifying brand name drugs for which patent protection has expired or is to expire in the near future, (ii) conducting research (including patent and market research) and developing new product formulations based upon such drugs, (iii) developing and testing our formulation in laboratory and human clinical studies as necessary, (iv) compiling and submitting all the information to the FDA; and (v) obtaining approval from the FDA for such new product formulations. As part of the approval process, we contract with outside laboratories to conduct biostudies that are required for FDA approval. We use biostudies to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from that achieved by the corresponding brand-name drug. These biostudies are subject to rigorous standards set by the FDA. They can cost up to $500,000 each and are a major part of the overall cost of drug development.

     For the fiscal year ended December 31, 1999, we expended $1,713,416 on research and development activities compared to $814,108 in the fiscal year ended December 31, 1998. This increase is due primarily to our decision to focus on generic drug manufacturing and conducting three clinical studies during the year.

     We currently have 6 ANDAs pending approval at the FDA.

SALES AND MARKETING

     Our products are sold primarily through direct sales efforts to drug wholesalers, distributors and retail drug chains and other pharmaceutical companies. We market our generic drug products under our "Able Laboratories" name, as well as under private label arrangements. The majority of Able's sales are to customers who purchase under firm purchase order commitments. These purchase orders range from $25,000 to $400,000 and are filled within one to three months from the time we receive them.

     Our distribution subsidiaries, Superior and GDI, have over 5,000 customers, the majority of whom are independent pharmacies. These customers purchase products via telephone orders depending on their needs from time to time, but are not obligated to purchase any products from us. We compete with other generic distributors on the basis of price and service to attract and retain such customers. Superior and GDI also sell in significant amount of products under long-term contracts, which are typically for a term of twelve months. These arrangements include contracts with federal, state or local agencies. Superior and GDI bid on a fixed price basis for these contracts.

     Superior employs approximately 38 telemarketers who have been trained in product knowledge and sales techniques. Superior has developed a database of independent pharmacies as potential customers. The pharmacies routinely purchase from several wholesalers and distributors. Superior's sales personnel use competitive price, service, delivery, accuracy of shipment and selling technique as competitive factors in getting business. Superior allocates territories and accounts to its telemarketers, who develop relationships with the pharmacists. Superior supports its sales staff through marketing and promotional events including mass mailings, price specials, and general advertising. Superior compensates sales personnel based on their performance.

     GDI's marketing organization is similar to that of Superior. Almost 80% of GDI's sales are to independent pharmacies in the southern United States, with minimal sales to chains and institutional pharmacies. Both Superior and GDI generate approximately 75% of their business from existing customers.

BACKLOG

     We derive approximately 90% of our sales from operations of Superior and GDI. Both Superior and GDI generally ship orders within 24 to 48 hours of receipt. Therefore, the order backlog does not bear a significant relationship to their overall sales. The dollar amount of backlog orders for Able as of December 31, 1999 was approximately $300,000. Although orders at Superior and GDI are subject to cancellation without penalty, management expects to fill substantially all of them in the near future.

MANUFACTURING AND SUPPLIERS

     We manufacture our generic products at our Able Laboratories facility in South Plainfield, New Jersey. The principal components used in the manufacture of generic products are active and inactive pharmaceutical ingredients and certain packaging materials. The FDA must approve our sources for certain materials, and in many instances only one source may have been approved. We purchase active raw material ingredients primarily from United States distributors of bulk pharmaceutical materials manufactured by the U.S. or foreign companies. If raw materials from a specified supplier were to become unavailable, we would have to file a supplement to the applicable regulatory authority for approval, and revalidate the manufacturing process using any new supplier's materials. Delays in revalidating the manufacturing process or in obtaining new materials could result in the loss of revenues and could have a material adverse effect on our business, financial condition and results of operations.

     Superior Pharmaceutical Company stocks and sells over 2,000 different items such as tablets, capsules, injectables, vaccines, over-the-counter products, vitamins and hospital supplies. Superior must carry a broad product line of this nature in order to service its customer base of independent pharmacies, pharmacy chains and institutional pharmacies. Superior negotiates and issues purchase orders, normally at the beginning of each year, to vendors and manufacturers for these items. The supply agreements are complex, as they normally provide for volume discounts (rebates), shelf stock adjustments for lower prices, and returns of unsold goods. Competition among generic drug manufacturers is intense and the pressure has resulted in steadily declining prices and margins. If multiple vendors are not available (i.e., if a sole generic approval is granted by the FDA), then suppliers may feel less pressure to offer the traditional discounts. In general, however there are almost always multiple suppliers available for most products. Superior has traditionally enjoyed good relationships with its suppliers.

     GDI's agreements with its suppliers, most of whom are common to Superior, are similar in nature. The two companies are now combining their purchasing functions wherever possible, and are jointly issuing purchase orders to vendors to take advantage of higher volume. Both Superior and GDI consider their relationship with the vendors satisfactory.

COMPETITION

     We compete primarily with other generic manufacturers and distributors. Many of our competitors have substantially greater resources than we have, including the greater financial and other resources, such as expertise in clinical trials, FDA submissions and marketing, that are needed to commercialize a pharmaceutical product.

     In the generic drug market, we compete with:

   o  off-patent drug manufacturers;

   o brand-name pharmaceutical companies that also manufacture off-patent drugs;

   o  the original manufacturers of brand-name drugs; and

   o manufacturers of new drugs that may be used for the same indications as our products.

     Revenues and gross profit derived from generic drugs tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand-name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high revenues and gross profit. As other generic manufacturers receive regulatory approvals on competing products, prices and revenues typically decline. Accordingly, the level of revenues and gross profit we can achieve from developing and manufacturing generic products depends, in part, on our ability to develop and introduce new generic products, the timing of regulatory approval of such products, and the number and timing of regulatory approvals of competing products. In addition, competition in the United States generic pharmaceutical market continues to intensify as the pharmaceutical industry adjusts to increased pressures to contain health care costs. Brand-name drug manufacturers are increasingly selling their products into the generic market directly by acquiring or forming strategic alliances with generic pharmaceutical companies. No regulatory approvals are required for a brand-name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. These competitive factors may have a material adverse effect on our ability to sell our generic products.

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

     We believe that size of a company and price are not the only factors in achieving sales. Superior and GDI employ a direct telemarketing force (comprising approximately 71 persons currently). The telemarketers call upon customers, assist them in providing critical product information, and supply substantially on a "just in time" basis. Several customers, mostly the independent pharmacies, order product at least two or three times each week to minimize inventory cost. The telemarketing force and an efficient shipping operation provide a competitive advantage for Superior and GDI. We believe that several other distributors with whom we compete, that are smaller, less automated, and have a smaller telemarketing force, are not as efficient as Superior and GDI.

     There can be no assurance that we will be able to successfully compete in the generic drug business or market any of our current or proposed products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results."

GOVERNMENT REGULATION

     Our products are highly regulated, principally by the FDA, the Drug Enforcement Administration, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacture, labeling, storage, recordkeeping, approval, advertising and promotion of our products. Noncompliance with applicable requirements can result in judicially and administratively imposed sanctions, including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can also involve product recalls and the refusal by the government to approve new drug applications, known as NDAs, or abbreviated new drug applications, known as ANDAs. In order to conduct clinical tests and produce and market products for human diagnostic and therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, standards require that products be approved by the FDA as safe and effective for their intended use prior to being marketed for human applications.

     To obtain an NDA, or FDA approval for a new drug or generic equivalent, a prospective manufacturer must, among other things, comply with the FDA's current Good Manufacturing practices, or cGMP, regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. Our Able manufacturing subsidiary must follow cGMP regulations at all times during the manufacture and other processing of drugs. To comply with the requirements set forth in these regulations, we must continue to expend significant time and resources in the areas of development, production, quality control and quality assurance.

     We must obtain FDA approval in the form of an ANDA before we can market a generic equivalent of a previously approved drug. The process for obtaining an ANDA approval is as follows:

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

     Reimbursement legislation such as Medicaid, Medicare, Veterans Administration and other programs govern reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate 11% of average net sales price for products marketed under ANDAs. Makers of NDA-approved products are required to rebate the greater of 15.2% of average net sales price or the difference between average net sales price and the lowest net sales price during a specified period. We believe that the federal and state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. We cannot predict the nature of such measures or their impact on our profitability.

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

     As generic drug distributors, Superior Pharmaceutical Company and GDI sell products in almost every state in the U.S. They are each required to have a wholesale distributor's license as well as a license for controlled substances for the states of Ohio and Louisiana, respectively. The licenses that a distributor is required to carry for other states varies from state to state. For example, Kentucky, Massachusetts, Nebraska, New York and New Jersey, among others, do not require that an out-of-state distributor obtain any licenses as a condition to conducting trade in their states. Other states, such as Idaho, Illinois, Maryland, Oregon and Montana, among others, require that an out-of-state distributor obtain a wholesale distribution license as well as a controlled substance license from that particular state in order to conduct business. Thus, the distributor is required to ascertain which licenses are required from each state and then obtain them accordingly. The licenses, once obtained, need to be renewed periodically including the payment of fees which vary from state to state. Furthermore, since several products carried by our distribution subsidiaries are controlled substances, the subsidiaries are each required to detail and hold a federal license for controlled substances from the Drug Enforcement Agency.

PRODUCT LIABILITY AND INSURANCE COVERAGE

     We presently maintain product liability insurance in the amount of $10,000,000 for the products we market. We also maintain product liability insurance for those products in clinical investigations. Although we intend to obtain product liability insurance prior to the commercialization of certain products which are not presently insured, there can be no assurance that we will obtain such insurance at favorable rates or, even if obtained, that any insurance will be adequate to cover potential liabilities.

     In the event of a successful suit against us, insufficient insurance coverage could have a materially adverse impact on our operations and financial condition. Also, the costs of defending or settling a product liability claim and any attendant negative publicity may materially adversely affect us, even if we ultimately prevailed. Furthermore, certain food and drug retailers require minimum product liability insurance coverage as a precondition to purchasing or accepting products for commercial distribution. Failure to satisfy these insurance requirements could impede our efforts to achieve broad commercial distribution of our proposed products, which could have a materially adverse effect upon our business and financial condition.

PATENTS AND PROPRIETARY TECHNOLOGY

     Our generic business relies upon unpatented trade secrets and proprietary technologies and processes. There is no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or gain access to our trade secrets or proprietary technology, or that we can meaningfully protect unpatented trade secrets. We require employees, consultants and other advisors to execute confidentiality agreements. However, these agreements may not provide meaningful protection for our trade secrets, or adequate remedies in the event of unauthorized use or disclosure of such information. The manufacture and sale of certain products will involve the use of processes, products or information, including some owned by others.

EMPLOYEES

     As of February 28, 2000, DynaGen and its subsidiaries had 160 full-time employees, of whom 107 were employed in selling, general and administrative activities and 53 were employed in research and development and manufacturing of its products. None of our employees are represented by a union. We believe our relationship with our employees is good.

ITEM 2.  PROPERTIES

     We maintain our principal executive offices at 1000 Winter Street, Waltham, Massachusetts 02451. The premises, which consist of approximately 2,700 square feet of space, are sub-leased from BioTrack, Inc. for a term expiring on January 31, 2001.

     Able Laboratories is located in a 46,000 square foot leased manufacturing facility in South Plainfield, New Jersey. The premises are leased from an unaffiliated party for a term expiring on March 31, 2015.

     Superior is located in a 37,300 square foot facility in Cincinnati, Ohio. The property is leased from a partnership of three of Superior's former stockholders for a term expiring on March 31, 2015.

     GDI is located in a 11,000 square foot leased facility in Monroe, Louisiana. The property is leased from an unaffiliated party for a term expiring on a month-to-month basis.

     We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the respective areas.

ITEM 3.  LEGAL PROCEEDINGS

     On March 12, 1999, we commenced a civil lawsuit against Kali Laboratories, Inc., its principal officer, and two of its employees in the Superior Court of New Jersey, Chancery Division, in Middlesex County. The litigation arises out of the Company's 1997 agreement with Kali for the development and marketing of seven products. The Complaint sought to 1) recover monetary damages for defendants' breaches of contract and confidentiality, misappropriation of DynaGen's intellectual property, and unfair dealing and 2) enjoin the defendants from using DynaGen's intellectual property for their purposes. In May of 1999, the defendants filled counterclaims against DynaGen and three of our corporate officers. In its counterclaim, Kali claims monetary damages for breach of contract, and alleges ownership of the intellectual property. The employee defendants, who are former employees of DynaGen, claim to have been defamed and wrongfully terminated. DynaGen and its officers share a common legal defense to these counterclaims, and we intend vigorously to defend against them.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Price of Common Stock

     Our common stock is traded on the Boston Stock Exchange under the symbol "DYG" and is quoted on the OTC Bulletin Board under the symbol "DYGN." On March 20, 2000, based upon information from American Stock Transfer & Trust Company, our transfer agent, there were approximately 2,312 holders of record of common stock. We believe that there are a substantial number of additional beneficial owners that hold common stock in "street name" through brokerage firms. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices as reported on the OTC Bulletin Board for the common stock.

                                  Common Stock(1)
                                      High                       Low
                                      ----                       ---
Fiscal 1998:
January 1 to March 31, 1998           $0.94                      $0.13
April 1 to June 30, 1998               0.78                       0.31
July 1 to September 30, 1998           0.69                       0.19
October 1 to December 31, 1998         0.22                       0.10

Fiscal 1999:
January 1 to March 31, 1999           $0.36                      $0.13
April 1 to June 30, 1999               0.75                       0.31
July 1 to September 30, 1999           0.66                       0.38
October 1 to December 31, 1999         0.53                       0.30
-----------------------
(1) Prices have been adjusted to reflect a one-for-ten reverse split of the outstanding shares of common stock effective March 10, 1998.

       We have never paid dividends to common stockholders since inception and do not plan to pay dividends to common stockholders in the foreseeable future. We intend to retain any earnings to finance our operations.

(b)  Sales of Unregistered Securities During the Year Ended December 31, 1999

       During the fiscal year ended December 31, 1999, we sold the following securities pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended, including the exemption provided by Section 4(2) thereof:

       On January 7, 1999, we issued a warrant to purchase 45,000 shares of common stock at an exercise price of $0.25, in connection with the sale of three units to an accredited investor, each unit consisting of a $25,000 12% unsecured promissory note and a warrant to purchase 15,000 shares of common stock. We received $75,000 in proceeds from the sale of the units.

       On February 26, 1999, we issued a warrant to purchase 35,500 shares of common stock at an exercise price of $0.05 per share, and a Warrant to purchase 2,000 shares of common stock at an exercise price of $0.30 per share. On January 26, 1999, we also issued a Warrant to purchase 500,000 shares of common stock at an exercise price of $0.05 per share. These three warrants were issued in connection with a 10% unsecured promissory note for $500,000 we issued on January 27, 1999. We received $500,000 in aggregate proceeds from the sale of the promissory note on January 27, 1999.

       On February 26, 1999, we issued several warrants to purchase a total of 195,000 shares of common stock at an exercise price of $0.25 per share in connection with the sale to accredited investors of units, each unit consisting of a $25,000 12% unsecured promissory note and a warrant to purchase 15,000 shares of common stock. We received $325,000 on February 26, 1999, from the proceeds of the notes. We also become obligated to issue to the placement agent a warrant to purchase 32,500 shares of common stock at an exercise price of $0.02 per share in connection with this transaction.

       On March 29, 1999, we issued a 7% Convertible Debenture in the principal amount of $250,000 to a private investor. We received aggregate proceeds of $250,000 from the sale. The debenture may be converted into common stock at a discount of 20% to the 5-day average closing bid prior to conversion or, at the option of the investor, repaid through the proceeds of a future financing. We repaid this note from the proceeds of its sale in May 1999 of 9% subordinated convertible debentures.

       On March 30, 1999, we issued 300,000 shares to an accredited investor to repay a loan of $50,000 received during March 1999.

       During the quarter ended March 31, 1999, we issued approximately 5,330,000 non-qualified stock options to various employees at Able Laboratories. The stock options were issued at an exercise price of $0.25 and are exercisable for a period of ten years. The vesting period of these options is between twelve and thirty-six months.

       During the quarter ended March 31, 1999, we issued an aggregate of 5,257,059 shares of common stock upon exercise of options and warrants and conversion of convertible debt and equity securities.

       From April 1999 through June 1999, we sold 9% subordinated Convertible Debentures in the aggregate principal amount of $980,000 to accredited investors. The debentures are convertible into a number of shares of common stock equal to in the aggregate, 4.9% of our issued and outstanding common stock on the date of conversion. We received proceeds of $980,000 in this transaction.

       On April 27, 1999, we issued 500,000 shares of common stock to an employee who advanced a bridge loan to us in October 1997. The entire balance of $175,000 with accumulated interest was settled with the issuance of the common stock.

       In May and June 1999, we received $3,000,000 from the issuance of 3,000 shares of Series I Preferred Stock to various unaffiliated investors. Shares of Series I Preferred Stock are convertible into common stock at 80% of the average of the closing bid price of common stock for three of the five (5) trading days immediately preceding any conversion date, as selected by the stockholder. We issued 165,662 warrants at an exercise price of $0.91 per share, and 34,722 warrants at an exercise price of $0.396 per share in connection with this financing.

       On May 27, 1999, we issued 1,500,000 shares of common stock to the former shareholders of Superior together with a warrant to purchase 1,000,000 shares at an exercise price of $0.86 per share and a warrant to purchase 300,000 shares of common stock at an exercise price of $0.01 per share as part of the settlement of all of our acquisition obligations to the former shareholders of Superior.

       On June 14, 1999, we issued 2,750,000 shares to a consultant retained to provide investor relations services and strategic business planning, pursuant to our agreement with the consultant.

       On June 15, 1999, we issued a warrant to purchase 100,000 shares at an exercise price of $0.125 per share to an unaffiliated investor in connection with financing raised for us.

       During the quarter ended June 30, 1999, we issued an aggregate of 8,754,125 shares of common stock upon the exercise of options and warrants and conversion of convertible debt and equity securities.

       In July 1999, we received $1,000,000 from the issuance of 10,000 shares of Series J Preferred Stock to a single unaffiliated investor. Shares of Series J Preferred Stock are convertible into common stock at 80% of the average closing bid price of common stock for the five trading days immediately preceding the conversion notice from the investor. The conversion can take place on the earlier of (1) 90 days from original issue date of the Series J Preferred Stock; or (2) the date which a registration statement is declared effective by the Securities and Exchange Commission.

       In August and September 1999, we received $1,150,000 from the issuance of 11,150 shares of Series K Preferred Stock to various unaffiliated investors. The holders of Series K Preferred Stock have the right to convert during any five trading day period up to 20% of their holding into our common stock at 80% of the three-day average quoted price for three days immediately preceding the conversion notice from the holder. The discount of 80% to the market price increases to 75% and then 70% if the investor retains his investment in the Series K Preferred Stock for longer periods.

       In August 1999, we issued a warrant to purchase 168,750 shares of common stock at an exercise price of $.01 per share and a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share in connection with negotiations of term of repayments of certain long term debt obligations.

       During the quarter ending September 30, 1999, we issued an aggregate of 1,359,368 shares of common stock upon the exercise of options and warrants and conversion of convertible debt and equity securities.

       In October and November 1999, we received $850,000 from issuances of 8,500 shares of Series K Preferred Stock to various unaffiliated investors.

       In November 1999, we issued 10,000 shares of Series L Preferred Stock to reduce certain long term debt obligations in the amount of $750,000. The Series L Preferred Stock is convertible in the aggregate into common stock valued at $750,000 plus accrued dividends of 13.5% per annum at the average closing bid price for the common stock for the three days immediately preceding the conversion date. We issued warrants to purchase 400,000 shares of common stock at an exercise price of $0.38 per share for consulting services rendered in connection with the renegotiation of our long term loan debt obligation.

       In November 1999, we issued four warrants to purchase 500,000 shares of common stock at an exercise price of $0.38 per share in connection with a new line of credit with BankBoston. We also issued three warrants to purchase an aggregate of 400,000 shares of common stock at an exercise priced of $0.01 per share to secure this line of credit.

       In December 1999, we issued 50,000 shares of common stock to an investment banking firm in connection with securing the new line of credit with BankBoston.

       During the quarter ended December 31,1999 we issued an aggregate of 6,241,190 shares of common stock upon exercise of stock options and warrants and conversion of convertible debt and securities.

       We relied on one or more exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), for each of the foregoing transactions, including without limitation the exemption provided by
Section 4(2) of the Securities Act. We used all of the net cash proceeds raised by the sale of unregistered securities to repay indebtedness and for working capital.

       See Note 13 to the financial statements included in this Report, entitled "Subsequent Events," for information relating to sales of unregistered securities during the first quarter of fiscal 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The selected financial data set forth below has been derived from our audited financial statements. The information set forth below should be read in connection with the financial statements and notes thereto, as well as other information contained in this Report which could have a material adverse effect on our financial condition and results of operations. In particular, refer to the matters described under the heading "Certain Factors That May Affect Future Results" contained elsewhere in this Report.

       We acquired Generic Distributors on March 2, 1998. The acquisition affects the comparability of the data presented below, in that the results of Generic Distributors are included only after the acquisition date. The acquisition was accounted for a purchase. See Note 3 to the Financial Statements, entitled "Business Acquisitions."


                                                 Years Ended December 31,
                                                  1999             1998
                                               ------------    ------------
STATEMENT OF OPERATIONS DATA
Sales                                          $ 29,139,553    $ 24,980,294
Cost of sales                                    24,377,890      21,283,289
                                               ------------    ------------
Gross profit                                      4,761,663       3,697,005
Operating expenses                               11,025,790      14,226,697
                                               ------------    ------------
Operating loss                                   (6,264,127)    (10,529,692)
Other income (expense), net                      (1,887,191)     (2,082,317)
                                               ------------    ------------
Net loss                                         (8,151,318)    (12,612,009)
Less returns on preferred stock including
  beneficial conversion features                 (1,913,780)       (883,859)
                                               ------------    ------------
Net loss applicable to common  stock           $(10,065,098)   $(13,495,868)
                                               ============    ============
Net loss per share - basic                     $      (0.20)   $      (0.67)
                                               ------------    ------------
Weighted average number of shares outstanding    51,221,275      20,059,286
                                               ============    ============

BALANCE SHEET DATA:                                   December 31,
                                               ----------------------------
                                                   1999             1998
                                               ------------    ------------

Current assets                                 $ 13,784,905     $11,167,790
Total assets                                     21,229,627      21,445,450
Current liabilities                              14,911,706      21,671,563
Long-term debt                                    4,190,000       1,510,813
Warrant put liability                               984,769         858,435
Total liabilities                                20,554,064      24,040,811
Working capital (deficit)                        (1,126,801)    (10,503,773)
Stockholders' equity (deficit)                 $    675,563     $(2,595,361)

OVERVIEW

       DynaGen makes and sells generic drugs for the human health care market. In 1996, we shifted our business focus from being a development and licensing company to building a company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals. In August 1996, we acquired the tablet business of Able Laboratories, Inc., a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, we acquired Superior Pharmaceutical Company, a distributor of generic pharmaceuticals, in June 1997. In March 1998, we acquired Generic Distributors Limited Partnership through our wholly-owned subsidiary, Generic Distributors, Incorporated.

       We have financed our operating losses primarily through the proceeds from public and private stock offerings and debt offerings. We anticipate that revenues from product sales may not be sufficient to fund our current operations and produce an operating profit in fiscal 2000. We have incurred losses since inception and may incur additional losses in the future.

       Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing or to renegotiate our agreements with our existing creditors, we will have to curtail or suspend research and development and other business activities. Our independent auditors issued an opinion on our financial statements as of December 31, 1999 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. See "-- Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

       REVENUE: Revenues for the year ended December 31, 1999 were $29,139,553, compared to $24,980,294 for the year ended December 31, 1998. This increase of $4,159,259 is primarily the result of improved new product sales at our Able Laboratories.

       COST OF SALES: Cost of sales was approximately 84% of product sales for the year ended December 31, 1999 compared to 85% for the year ended December 31, 1998. The high percentage cost in 1999 and 1998 was due to low production and sales levels at Able, which did not support the fixed manufacturing costs of the Able facility. Cost of sales for Superior and GDI for 1999 and 1998 were 79% of product sales.

       RESEARCH AND DEVELOPMENT: Research and development expenses for the year ended December 31, 1999 were $1,713,416 or 5.9% of revenue compared to $814,108 or 3.3% of revenue for the year ended December 31, 1998. All of these expenses relate to research and biostudies conducted by Able Laboratories. The increase was primarily due to the larger number of biostudies undertaken during 1999.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the year ended December 31, 1999 were $8,912,374, compared to $10,912,589 for the year ended December 31, 1998. The decrease in expenses was primarily attributable to the cutbacks and reduction of staff at our headquarters and streamlining our administrative expenses.

       OTHER INCOME: Investment income was $23,011 for the year ended December 31, 1999 as compared to $174,188 for the year ended December 31, 1998. Interest and financing expenses of $2,425,730 for the year ended December 31, 1999, compared to $2,517,881 for the year ended December 31, 1998, relate primarily to private placements of debt financing and bank loans related to the Superior and GDI acquisitions.

       NET LOSS: We incurred a net loss of $10,065,098 in 1999, compared to a net loss of $13,495,868 in 1998. The change in net loss was primarily due to losses of $400,000 in 1999, and $2,500,000 in 1998, on impairment of Superior's customer lists, based on our projections of Superior's future cash flows. We plan to continue to monitor and evaluate the accuracy of these projections during 2000. If cash flows do not occur as projected, we may be required to recognize additional impairment losses.

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 1999, we had a working capital deficit of $1,126,801, compared to a working capital deficit of $10,503,773 at December 31, 1998. Cash was $310,549 December 31, 1999 compared to $97,045 at December 31, 1998. Working capital increased primarily as a result of our equity placements in 1999 and the settlement with the former stockholders of Superior. We expect our cash needs for the next 12 months to be approximately $4,000,000. We expect to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, we will be forced to curtail or suspend our research and development and other business activities. See "Certain Factors That May Affect Future Results."

       In May 1999, we settled all issues between us and the former stockholders of Superior relating to our acquisition of Superior. The former Superior stockholders agreed to dismiss their lawsuit in exchange for our:

   o  paying $1,500,000 in cash;

   o  issuing 1,500,000 shares of common stock;

   o issuing warrants to purchase 1,000,000 shares of common stock at a price of $0.86 per share;

   o issuing warrants to purchase 300,000 shares of common stock at a price of $0.01 per share; and

   o  amending Superior's commercial lease agreement.

       We recorded a liability of $539,783 for the present value of the additional rent payable under the lease and wrote off all our other obligations to the former Superior shareholders, consisting of the acquisition obligation of $4,083,000, the notes payable obligation of $3,766,667 and accrued interest. Accordingly, we decreased the carrying value of the customer list by $3,756,162 and the goodwill balance by $329,047 due to the reduction in the purchase price.

       On June 23, 1999, Able Laboratories, Inc., completed an Industrial Development Revenue Bond offering through the New Jersey Economic Development Authority. The bonds consist of series 1999A $1,700,000, 8% non-taxable and series 1999B $300,000, 8.25% taxable. Series 1999A bonds will mature in 15 years and series 1999B bonds will mature in 4 years. The total cost of the bond issue was $216,000. Able used the net proceeds for the acquisition, installation and commissioning of equipment and machinery. In connection with these bonds, we entered into various agreements with the New Jersey Economic Development Authority and the bondholders, including an escrow agreement pursuant to which we have deposited into escrow amounts intended to cover our obligations under the bond documents for periods of between two and six months.

       In November 1999, we secured a line of credit for working capital from BankBoston N.A. Borrowings under the line are secured by substantially all the assets of Company and its subsidiaries. Under this agreement, we can borrow up to 85% of our eligible accounts receivable and 60% of our eligible inventory. The bank has also extended a term loan secured by the equipment at Able. This loan is being amortized over 12 months and the BankBoston credit facility has replaced the three separate lenders (Huntington National Bank, Fleet Bank and K & L Financial) that were providing credit separately to our three different operating facilities. Consolidating this borrowing has removed the cash flow restrictions we were under, so that now cash can be transferred between DynaGen and the operating subsidiaries. We use this line of credit primarily for our working capital needs. As of March 28, 2000, we had borrowed the maximum available amount of approximately $6,900,000 under this facility.

       To date we have met substantially all of our capital requirements through the sale of securities and loans convertible into common stock. The negative impact of events in 1997, 1998 and 1999, has limited our ability to raise capital in a conventional sale of our securities. However, we continue to pursue additional sources of capital in order to fund the growth of Able's generic drug business and its product development efforts. If we are unable to obtain such additional financing, our ability to maintain our current level of operations would be materially and adversely affected and we would be required to reduce or eliminate certain expenditures, including research and development activities with respect to certain proposed products. We cannot give any assurance that we will raise the needed financing. If we cannot raise such financing, we will not have adequate working capital for our operations. Under such circumstances, we may have to seek protection of the bankruptcy courts. See "Certain Factors That May Affect Future Results."

       CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Report that are not historical facts, including but not limited to, statements contained in Item 1 of this Report "Business" relating to our strategy with respect to the development and marketing of our products, and statements contained in Item 6 of this Report ("Management's Discussion and Analysis of Financial Condition and Results of Operations") relating to liquidity and capital resources, constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Report, as well as the accuracy of our internal estimates of revenue and operating expense levels.

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

       OUR AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

       Our independent auditors issued an opinion on our financial statements as of December 31, 1999 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The reasons cited by the independent auditors include the following:

         o we have incurred recurring losses from operations resulting in a working capital deficiency at December 31, 1999; and

         o we have defaulted on conditions placed upon us by our banks and other lenders.

         IF WE CANNOT RAISE SIGNIFICANT ADDITIONAL FUNDS, THEN WE WILL HAVE TO SUBSTANTIALLY CURTAIL OUR OPERATIONS AND INVESTORS COULD LOSE THEIR INVESTMENT

         Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing or to continue to renegotiate our agreements with our existing creditors as necessary, then we will have to curtail or suspend our research and development activities and other business activities. If that happens, the value of our common stock will likely decline and investors could lose their entire investment.

         IF WE CONTINUE TO INCUR LOSSES, THEN THE VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE

         We have incurred operating losses in every operating period since our inception. We had an accumulated deficit of $58,304,871 as of December 31, 1999. We incurred a net loss of $8,151,318 in the year ended December 31, 1999. We anticipate future losses, and we can give no assurance that we will ever generate substantial revenues from our business, or achieve profitability. If we continue to incur operating losses, then the value of our common stock will likely decline and our stockholders could lose their investment.

         Our losses have resulted principally from expenses we incurred in research and development activities, and from general and administrative costs associated with our development efforts. In addition, our Able subsidiary has incurred operating losses, primarily because its revenues have not equaled its expenses. To continue development of our current and proposed products, we will need to expend substantial additional resources to conduct further product development and to establish and expand our manufacturing, sales, marketing, regulatory and administrative capabilities. Therefore, we expect to incur substantial operating losses over the next several years as we expand our product programs and marketing efforts.

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

         IF THE BOSTON STOCK EXCHANGE DELISTS OUR COMMON STOCK, WE WILL HAVE GREATER DIFFICULTY RAISING THE CAPITAL WE NEED TO CONTINUE OPERATIONS

         Our common stock has been delisted from the Nasdaq Stock Market and is listed on the Boston Stock Exchange. The common stock is also quoted on the OTC Bulletin Board. If the common stock was delisted by the Boston Stock Exchange, then public perception of the value of the common stock could be materially adversely affected. Security holders could lose their investment and we could be unable to raise capital necessary for our continued operations.

         We received a notice from the Boston Stock Exchange on April 12, 1999 informing us that our common stock did not meet the requirements for continued listing. The Boston Stock Exchange requires a minimum of $500,000 in stockholders' equity for continued listing. As of March 31, 1999, we had a stockholders' deficit of approximately $4,024,000, a shortfall of approximately $4,524,000, and therefore we did not meet the listing requirements. We responded to the Boston Stock Exchange, explaining our plan for regaining compliance with this requirement by June 30, 1999. On July 8, 1999, we advised the Boston Stock Exchange that we expected our stockholders' equity as of June 30, 1999 would exceed $500,000. Stockholders' equity as of June 30, 1999 was approximately $848,000 and as of December 31, 1999 was approximately $675,563. Therefore, as of that date we met the requirement and so our common stock remains listed on the Boston Stock Exchange. Our common stock could face delisting action again, however, if we do not maintain the minimum stockholders equity or other listing requirements.

         IF OUR COMMON STOCK BECOMES SUBJECT TO PENNY STOCK RULES, STOCKHOLDERS MAY HAVE GREATER DIFFICULTY SELLING THEIR SHARES

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

         WE ARE OBLIGATED TO ISSUE A LARGE NUMBER OF SHARES OF COMMON STOCK

         We are obligated to issue a large number of shares of common stock at prices lower than market value. Therefore, the common stock could lose value if a large number of shares are issued into the market. At December 31, 1999, 63,854,946 shares of common stock were issued and outstanding. We have issued a large number of securities, such as options, warrants, convertible preferred stock and convertible notes, that are convertible by their holders into shares of common stock. As of December 31, 1999, we were obligated to issue up to approximately 47,000,000 additional shares of common stock upon the conversion or exercise of convertible securities, warrants and options. Because our certificate of incorporation authorizes a maximum of 75,000,000 shares of common stock, if all of the holders of these convertible securities exercised their rights to acquire common stock, we would not be able to honor all of our obligations. We intend to seek the approval of our stockholders for an increase in our authorized shares, but we can give no assurance that we will obtain such approval. If we are unable to meet our obligations to issue additional shares of common stock, we would face material adverse consequences. Also, the holders of these convertible securities likely would only exercise their rights to acquire common stock at times when the exercise price is lower than the price at which they could buy the common stock on the open market. Because we would likely receive less than current market price for any shares of common stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of common stock held by existing investors.

         THE VALUE OF THE COMMON STOCK FLUCTUATES WIDELY AND INVESTORS COULD LOSE MONEY ON THEIR INVESTMENT IN OUR STOCK

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

         The market price of our common stock has fluctuated between $70.00 and $.05 from January 1, 1993 to December 31, 1999. Over the past twelve months, the common stock has fluctuated between approximately $.89 and approximately $.05, and was approximately $.82 on March 28, 2000. These broad market fluctuations could adversely affect the market price of our common stock, in that at the current price, any fluctuation in the dollar price per share could constitute a significant percentage decrease in the value of our stockholders' investments. Also, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit and we would have to divert management time and attention away from operations. A lawsuit based on the volatility of the stock price in whole or in part could seriously harm our business and our stockholders' investments.

         WE MAY FACE PRODUCT LIABILITY FOR WHICH WE ARE NOT ADEQUATELY INSURED

         The testing, marketing and sale of drug products for human use is inherently risky. Liability might result from claims made directly by consumers or by pharmaceutical companies or others selling our products. Superior, Generic Distributors and Able presently carry product liability insurance in amounts that we believe to be adequate, but we can give no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We can give no assurance that we will be able to obtain or maintain adequate insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect us against such potential liability or at a reasonable cost. The obligation to pay any product liability claim or a recall of a product could have a material adverse affect on our business, financial condition and future prospects.

        INTENSE REGULATION BY GOVERNMENT AGENCIES MAY DELAY OUR EFFORTS TO COMMERCIALIZE OUR PROPOSED DRUG PRODUCTS

       Before we can market any generic drug, we must first obtain FDA approval of the proposed drug and of the active drug raw materials that we use. In many instances, our approvals cover only one source of raw materials. If raw materials from a specified supplier were to become unavailable, we would be required to file a supplement to our Abbreviated New Drug Application to use a different manufacturer and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. For example, for a period of time we were unable to acquire the active drug for our clorazapate dipotassium product, and so we had to discontinue production of the product. The active drug ingredient has since become available again and we have resumed manufacturing the product.

ITEM 7.  FINANCIAL STATEMENTS

       DynaGen's Consolidated Financial Statements and related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 7 are as follows:

       Independent Auditors' Report

       Financial Statements:

                Consolidated Balance Sheets - December 31, 1999 and 1998

                Consolidated Statements of Loss - Years Ended December 31, 1999 and 1998

                Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1999 and 1998

                Consolidated Statements of Cash Flows - Years Ended December 31, 1999 and 1998

                Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
DynaGen, Inc.
Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of DynaGen, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of DynaGen's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynaGen, Inc. and subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations resulting in a working capital deficiency at December 31, 1999, and as discussed in Note 6 is in default on certain debt obligations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/WOLF & COMPANY, P.C.
-----------------------

Boston, Massachusetts
February 11, 2000, except for
Note 13 as to which the date is
March 20, 2000

                                  DYNAGEN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
                                     ASSETS
Current assets:
       Cash and cash equivalents                       $   310,549   $    97,045
       Accounts receivable, net of allowance for
         doubtful accounts of $270,025 and $68,133       5,582,646     3,673,472
       Rebates receivable                                  262,380       398,724
       Inventory                                         7,148,604     6,647,079
       Notes receivable                                     85,000       150,000
       Prepaid expenses and other current assets           395,726       201,470
                                                       -----------   -----------
         Total current assets                           13,784,905    11,167,790
                                                       -----------   -----------
Property and equipment, net                              3,852,842     1,685,010
                                                       -----------   -----------
Other assets:
       Customer lists, net of accumulated
         amortization                                    2,385,098     7,636,072
       Goodwill, net of accumulated amortization              --         337,652
       Debt financing costs, net of accumulated
         amortization                                      885,988       277,325
       Deposits and other assets                           320,794       341,601
                                                       -----------   -----------
       Total other assets                                3,591,880     8,592,650
                                                       -----------   -----------
                                                       $21,229,627   $21,445,450
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.
                    CONSOLIDATED BALANCE SHEETS - (Continued)

                                                               December 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Bank overdraft                                  $       --    $   621,313
       Notes payable and current portion of
         long-term debt                                  9,826,615    13,162,041
       Accounts payable and accrued expenses             5,070,285     3,805,209
       Settlement obligation, current portion               14,806          --
       Acquisition obligation                                 --       4,083,000
                                                       -----------   -----------
         Total current liabilities                      14,911,706    21,671,563
Warrant put liability                                      984,769       858,435
Long term debt, less current portion                     4,190,000     1,510,813
Settlement obligation, less current potion                 467,589          --
                                                       -----------   -----------
         Total liabilities                              20,554,064    24,040,811
                                                       -----------   -----------
Commitments and contingencies
Stockholders' equity (deficit):
       Preferred stock, $.01 par value,
         10,000,000 shares authorized, 55,924 and
         52,152 shares of Series A through L
         outstanding,  (liquidation value $6,468,214
         and $5,212,977)                                       559           521
       Common stock, $.01 par value, 75,000,000 shares
         authorized, 63,854,946 and 37,612,612 shares
         issued and outstanding                            638,549       376,126
       Additional paid-in capital                       58,341,326    47,181,545
       Accumulated deficit                             (58,304,871)  (50,153,553)
                                                       -----------   -----------
       Total stockholders' equity (deficit)                675,563    (2,595,361)
                                                       -----------   -----------
                                                       $21,229,627   $21,445,450
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                  Years Ended December 31,
                                              --------------------------------
                                                  1999                1998
                                              ------------        ------------
Sales, net                                    $ 29,139,553        $ 24,980,294
Cost of sales                                   24,377,890          21,283,289
                                              ------------        ------------
       Gross profit                              4,761,663           3,697,005
                                              ------------        ------------
Operating expenses:
  Selling, general and administrative            8,912,374          10,912,589
  Research and development                       1,713,416             814,108
  Loss on impairment of customer lists             400,000           2,500,000
                                              ------------        ------------
       Total operating expenses                 11,025,790          14,226,697
                                              ------------        ------------
       Operating loss                           (6,264,127)        (10,529,692)
                                              ------------        ------------
Other income (expense):
  Investment income, net                            23,011             174,188
  Interest and financing expense                (2,425,730)         (2,517,881)
  Miscellananeous income                           515,528             261,376
                                              ------------        ------------
       Other income (expense), net              (1,887,191)         (2,082,317)
                                              ------------        ------------
       Net loss                                 (8,151,318)        (12,612,009)
Less returns to preferred stockholders:
  Beneficial conversion feature                  1,745,377             733,000
  Dividends paid and accrued                       168,403             150,859
                                              ------------        ------------
Net loss applicable to common stock           $(10,065,098)       $(13,495,868)
                                              ============        ============

Net loss per share-basic                      $      (0.20)       $      (0.67)
                                              ============        ============

Weighted average shares outstanding             51,221,275          20,059,286
                                              ============        ============

          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 1999 and 1998

                                      Preferred Stock           Common Stock
                                   ---------------------   ---------------------     Paid In      Accumulated
                                     Shares      Amount      Shares      Amount      Capital        Deficit         Total
                                   ----------   --------   ----------   --------   ------------   ------------   ------------
Balance at December 31,1997            63,522   $    635    4,315,137   $ 43,151   $ 40,122,386   $(37,541,544)  $  2,624,628
Exercise of stock options                --         --         30,000        300          8,700          --             9,000
Stock issued for GDI acquisition       12,000        120         --         --        1,199,880          --         1,200,000
Shares issued in private placement     34,000        340         --         --        3,249,492          --         3,249,832
Delayed registration penalty             --         --           --         --         (175,000)         --          (175,000)
Stock options and warrants issued
 for services                            --         --           --         --          303,996          --           303,996
Conversion of debt                       --         --      8,281,362     82,814      1,077,186          --         1,160,000
Conversion of preferred stock         (57,370)      (574)  20,230,295    202,303       (201,729)         --              --
Conversion of related party loans        --         --      1,893,333     18,933        276,067          --           295,000
Common stock issued for interest         --         --        733,214      7,332        169,407          --           176,739
Common stock issued for services         --         --      1,829,271     18,293        576,672          --           594,965
Common stock issued for bonus            --         --        300,000      3,000        128,400          --           131,400
Beneficial conversion feature of
 convertible note and debentures         --         --           --         --          175,000          --           175,000
Adjustment due to change in
 ownership of former subsidiary          --         --           --         --          271,088          --           271,088
Net loss                                 --         --           --         --             --      (12,612,009)   (12,612,009)
                                   ----------   --------   ----------   --------   ------------   ------------   ------------

Balance at December 31, 1998           52,152        521   37,612,612    376,126     47,181,545    (50,153,553)    (2,595,361)
Stock options and warrants
 exercised                               --         --        363,172      3,632         (3,532)         --               100
Shares issued in private placements    33,000        330         --         --        5,684,655          --         5,684,985
Conversion of preferred stock         (39,228)      (392)  17,856,521    178,565       (178,173)         --              --
Conversion of debt                     10,000        100    3,407,641     34,076      1,766,709          --         1,800,885
Common stock issued for bonus            --         --        125,000      1,250         27,500          --            28,750
Common stock issued for services         --         --      2,990,000     29,900      1,069,350          --         1,099,250
Common stock and warrants issued
 for Superior settlement                 --         --      1,500,000     15,000      1,982,000          --         1,997,000
Stock options and warrants issued
 for services                            --         --           --         --          811,272          --           811,272
Net loss                                 --         --           --         --             --       (8,151,318)    (8,151,318)
                                   ----------   --------   ----------   --------   ------------   ------------   ------------
Balance at December 31, 1999           55,924   $    559   63,854,946   $638,549   $ 58,341,326   $(58,304,871)  $    675,563
                                   ==========   ========   ==========   ========   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
                                                        ----------------------------
                                                            1999            1998
                                                        ------------    ------------
Cash flows from operating activities:
  Net loss                                              $ (8,151,318)   $(12,612,009)
  Adjustments to reconcile net loss to net
  cash used for operating activities:
  Loss on impairment of customer lists                       400,000       2,500,000
  Beneficial conversion feature of convertible note             --           175,000
  Stock, stock options and warrants issued for services    1,939,272       1,030,161
  Depreciation and amortization                            1,784,440       3,438,497
  Adjustment due to change in ownership
    of former subsidiary                                        --           271,088
  Stock issued for interest obligation                          --           176,739
  Write-off of patent costs                                     --           224,984
  (Increase) decrease in operating assets:
  Accounts receivable                                     (1,909,174)        198,561
  Rebates receivable                                         136,344         315,252
  Inventory                                                 (501,525)      3,516,029
  Prepaid expenses and other current assets                 (194,256)        (45,518)
  Deposits and other assets                                     (933)         50,636
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses                  1,629,786      (3,008,549)
                                                        ------------    ------------
          Net cash used for operating activities          (4,867,364)     (3,769,129)
                                                        ------------    ------------
Cash flows from investing activities:
  Purchase of wholly-owned subsidiary                           --        (1,296,205)
  Purchase of property and equipment                      (2,586,232)       (192,005)
 (Increase) decrease in notes receivable                      65,000         (40,000)
                                                        ------------    ------------
          Net cash used for investing activities          (2,521,232)     (1,528,210)
                                                        ------------    ------------
Cash flows from financing activities:
  Net proceeds from stock warrants and options                   100           9,000
  Net proceeds from private stock placements               5,684,985       3,249,832
  Net proceeds from debt placements                        4,321,740       3,557,000
  Debt financing costs paid                                 (723,212)           --
  Payment of debt obligations                             (2,443,104)       (335,748)
  Repayments on settlement obligations                       (57,388)           --
  Net change in lines of credit                            3,125,122      (2,029,606)
  Net change in accounts receivable factoring               (184,830)        184,830
  Increase (decrease) in bank overdraft                     (621,313)        478,697
  Payment of Superior notes payable                       (1,500,000)       (416,666)
                                                        ------------    ------------
  Net cash provided by financing activities                7,602,100       4,697,339
                                                        ------------    ------------
Net change in cash and cash equivalents                      213,504        (600,000)
Cash and cash equivalents at beginning of year                97,045         697,045
                                                        ------------    ------------
Cash and cash equivalents at end of year                $    310,549    $     97,045
                                                        ============    ============

                                   (continued)

          See accompanying notes to consolidated financial statements.


Supplemental cash flow information:
Interest paid                                           $  1,890,770    $  1,279,820
Conversion of debt and accrued interest
  into common stock                                        1,050,885       1,160,000
Conversion of related party loans into
  common stock                                                  --           295,000
Debt issued for delayed registration penalty                    --           175,000
Common stock and warrants issued for
  Superior settlement                                      1,997,000            --
Conversion of debt into preferred stock                      750,000            --


SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

On March 2, 1998, the Company purchased the net assets of Generic Distributors Limited Partnership for $2,350,000. In connection with the acquisition, non-cash financing activities, liabilities assumed and customer lists were as follows:

    Fair value of assets acquired                        $ 2,375,274
    Cash paid                                            (1,200,000)
    Preferred stock issued                               (1,150,000)
    Liabilities assumed                                    (658,274)
                                                        ------------
    Customer lists (exclusive of other acquisition
      costs of $96,205)                                 $    633,000
                                                        ============


Additional cash flow information is included in Notes 3 and 6.

          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company") and its wholly-owned subsidiaries, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company ("Superior") and Generic Distributors Inc. ("GDI") both of which are engaged in the distribution of generic pharmaceuticals and Apex Pharmaceuticals, Inc. which is developing therapeutic products. The consolidated financial statements no longer include the accounts of BioTrack, Inc. as described below. All significant intercompany balances and transactions have been eliminated in consolidation.

     During 1998, the Company sold 300,000 shares of its BioTrack subsidiary's common stock, recognizing a gain of $150,000, which is included in investment income. In April 1998, BioTrack redeemed 3,930,000 shares of its common stock held by the Company for a $1,000,000 promissory note. This note receivable has not been recognized in the accompanying financial statements because of the uncertainty and risks inherent in technology start-up companies. As a result of the ownership changes in BioTrack described above, the Company adjusted its investment in BioTrack in 1998 by $271,088 which was added to additional paid-in capital. The Company's ownership interest in BioTrack at December 31, 1998 was approximately 26% and this interest at December 31, 1999 was approximately 17%. Accordingly, BioTrack's financial statements are not included in the accompanying consolidated financial statements. The Company's remaining investment in BioTrack was written off in 1998. In February 1999, the Company granted options to various individuals, including each of its directors, to purchase an aggregate 1,045,000 shares at $.50 per share of the BioTrack stock owned by the Company. The options expire in February 2004.

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

RECLASSIFICATIONS

     Certain amounts have been reclassified in the 1998 consolidated financial statements to conform to the 1999 presentation.

CASH EQUIVALENTS

     Cash equivalents include interest-bearing deposits with original maturities of three months or less.

REBATES RECEIVABLE

     Rebates receivable represent incentives provided by pharmaceutical suppliers based on purchases. Management has estimated its rebates based upon agreements and purchases during the year. Actual rebates could be different due to market volatility and whether the Company continues to use these suppliers.

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

CUSTOMER LISTS

     Customer lists are amortized over estimated lives of five years.

PATENTS, TRADEMARKS AND DEFERRED DEBT FINANCING COSTS

     Patent and trademark costs, included in deposits and other assets, are amortized over a five-year period on a straight-line basis commencing on the earlier of the date placed in service or the date the patent or trademark is granted. Debt financing costs are being amortized on a straight-line basis over the term of the debt. The related amortization expense for the years ended December 31, 1999 and 1998 was $136,289 and $99,627, respectively.

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

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to remain with the accounting prescribed in Opinion No. 25 and as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after July 1, 1995.

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

     For all periods presented, options, warrants, put warrants, convertible debt and convertible preferred stock were anti-dilutive and excluded from the diluted earnings per share computations.

     The loss applicable to common stockholders has been increased by the stated dividends on the convertible preferred stock and the amortization of discounts on convertible preferred stock due to beneficial conversion features.

COMPREHENSIVE INCOME

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no other items of comprehensive income during 1999 and 1998.

SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The statement also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

2.   GOING CONCERN

     The Company has incurred recurring losses from operations resulting in an accumulated deficit of $58,304,871 and a working capital deficiency of $1,126,801 at December 31, 1999. The Company is also in default on certain debt obligations, as discussed in Note 6. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

MANAGEMENT PLANS

     The following represents management's plans to improve the financial condition of the Company including curing certain financial covenant defaults and obtaining waivers wherever applicable. These plans are targeted to the specific areas listed below.

BANKBOSTON WORKING CAPITAL LOAN

     In November 1999 the Company received a working capital loan from BankBoston. The loan agreement requires the Company to achieve certain financial performance. As of December 31, 1999, the Company had not met some of the conditions and is therefore in default of certain loan covenants. Specifically, the Company has failed to meet the tangible net worth and operating cash to debt service ratios.

     Management has plans to raise additional equity to increase its stockholders' equity which is expected to cure the tangible net worth covenant. With the improvement in sales and further reduction in expenses due to the consolidation of certain general and administrative functions the Company also expects to improve its financial condition so that it can meet the covenant requirements.

BRIDGE LOANS AND UNSECURED SUBORDINATED DEBT

     During 1998 and 1999 the Company received approximately $1.0 million from certain officers, directors, consultants and unaffiliated third parties. The Company is in default of certain terms related to these borrowings.

     Management is negotiating with the unaffiliated third parties to convert the debt to equity. The officers, directors and consultants have agreed to continue to forbear from exercising their rights under their loan documents.

ADDITIONAL CAPITAL

     To date, the Company has met substantially all of its capital requirements through the sale of securities and loans convertible into common stock. The Company had three separate lenders for each of its three subsidiaries and could not consolidate its cash flows. With the completion of the BankBoston working capital line, the Company has consolidated its borrowing. This allows the Company to allocate its capital resources as needed. Management expects the capital needs for the year 2000 to be approximately $4.0 million and is currently negotiating with investors for a portion of this investment with the balance to be obtained at a future date. The Company has received initial interest from an investor and will continue to seek additional sources of capital.

     The Company has also been working with its trade creditors to reduce its obligations. Several creditors have accepted payment plans, which include periodic payments, discounts of amounts outstanding, and acceptance of shares of common stock.

3.  BUSINESS ACQUISITIONS

SUPERIOR PHARMACEUTICAL COMPANY

     On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"). The Company paid the shareholders of Superior $6,250,000 in cash, $4,600,000 in three year secured promissory notes, as adjusted and 166,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. DynaGen was obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock on June 18, 1998 if its common stock was not trading at an average of at least $30.00 per share and pay to the former Superior stockholders the difference between $5,000,000 and the current aggregate market value of the shares issued. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000.

     On July 31, 1998 DynaGen entered into a contingent settlement agreement to reduce the remaining purchase price to approximately $4,000,000. During 1998, the Company issued the former shareholders of Superior 416,167 shares of common stock in connection with a forbearance agreement which has expired. The shares were valued at $143,700 and charged to expense.

     On December 17, 1998, the former Superior stockholders commenced a civil action against the Company. In May, 1999, we settled all issues between us and the former Superior stockholders by:

   -  paying $1,500,000 in cash;

   -  issuing 1,500,000 shares of common stock;

   - issuing warrants to purchase 1,000,000 shares of common stock at a price of $0.86 per share expiring March 31, 2009;

   - issuing warrants to purchase 300,000 shares of common stock at a price of $.01 per share expiring March 31, 2009; and

   - modifying the commercial lease agreement between Superior and a company controlled by the former stockholders.

     The Superior acquisition has been accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation as adjusted, has been based on the estimated fair values at the date of acquisition. The Company initially allocated $13,612,000 of the purchase price to customer lists based on an independent appraisal, which was being amortized on a straight-line basis over five years. In addition the Company initially recorded goodwill of $386,219, which was being amortized over 15 years.

     In the fourth quarter of 1998, the Company recorded a $2,500,000 loss on impairment of the Superior customer lists based on the Company's projection of future discounted cash flows of Superior. In the first quarter of 1999, the Company recorded an additional $400,000 loss on impairment based on a revised projection of the future discounted cash flows.

     Under the settlement the Company valued the modification of its lease agreement for additional rent, using discounted cash flows, at $539,783, to be amortized over 15 years. The Company wrote off all of its remaining obligations to the Superior shareholders. This transaction resulted in a reduction of $3,756,162 in the customer list. In addition, the goodwill balance of $329,047 was adjusted due to the settlement of the purchase price.

     Amortization of customer lists amounted to $948,972 and $2,722,400 for the years ended December 31, 1999 and 1998 respectively. Amortization of goodwill amounted to $8,605 and $25,816 for the years ended December 31, 1999 and 1998 respectively.

GENERIC DISTRIBUTORS, INC.

     On March 2, 1998, the Company through its subsidiary, Generic Distributors, Incorporated ("GDI"), completed the acquisition of substantially all of the assets and liabilities of Generic Distributors Limited Partnership ("GDLP"), of Monroe, LA. In connection with the acquisition, the Company paid the limited partnership $1,200,000 in cash, 10,500 shares of Series E Convertible Preferred Stock valued at $1,050,000 and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000. The Series E Preferred Stock is convertible into the Company's common shares at the then prevailing market prices. The Series F Preferred Stock is convertible into $100,000 in value of the Company's common stock at the then prevailing market prices. In addition, the Company entered into employment and consulting agreements with the sellers.

     The GDI acquisition has been accounted for as a purchase. The results of operations of GDI have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The company allocated $729,205 of the purchase price to customer lists, based on an independent appraisal, which is being amortized on a straight line basis over five years. Amortization of customer lists amounted to $145,840 and $121,533 for the years ended December 31, 1999 and 1998, respectively.

     Unaudited pro forma consolidated operating results for the Company, assuming the acquisition of GDI had been made as of the beginning of the fiscal year ended December 31, 1998 are as follows:


Revenues                                         $   26,160,317
                                                 ==============
Net loss                                         $ (12,621,376)
                                                 ==============
Net loss per share - basic                       $      ( 0.67)
                                                 ==============

     The unaudited pro forma information is not necessarily indicative either of the actual results of operations that would have occurred had the purchase of GDI been made as of the beginning of the fiscal year ended December 31, 1998 or of future results of operations of the combined companies.

4.     INVENTORY

       Inventory consists of the following:

                                             December 31,
                                             -----------
                                      1999                1998
                                      ----                ----

        Raw materials            $    752,627        $    401,531
        Work-in-progress               35,345              66,372
        Finished goods              6,360,632           6,179,176
                                 ------------        ------------
                                  $ 7,148,604        $  6,647,079
                                 ============        ============

5.     PROPERTY AND EQUIPMENT
                                                  December 31,         Estimated
                                                  -----------            Useful
                                              1999           1998        Lives
                                           -----------    -----------    -----

         Machinery and equipment           $ 2,811,296     $1,270,477   7 years
         Furniture,fixtures and computers    1,146,223      1,171,638 2-7 years
         Leasehold improvements              1,266,846        375,058   2 years
                                           -----------    -----------
                                             5,224,365      2,817,173
         Less accumulated depreciation
             and amortization               (1,371,523)    (1,132,163)
                                           -----------    -----------
                                           $ 3,852,842    $ 1,685,010
                                           ===========    ===========

         Depreciation and amortization expense for the years ended December 31, 1999 and 1998 was $418,400 and $361,280, respectively.



6.     DEBT
       Notes payable consist of the following:
                                                       December 31
                                                       -----------
                                                 1999               1998
                                                 ----               ----
Convertible note payable                     $         -         $   155,000
Bridge loans                                   1,006,389             725,000
Accounts receivable factoring                          -             184,830
Machinery & equipment financing                  150,000             586,333
7% convertible debenture                               -             250,000
8% convertible debenture (see note 10)                 -             328,500
9% convertible debenture                         980,000                   -
Secured debt - Fleet Bank                              -           1,171,420
Loan payable-- Huntington                              -           4,505,104
Notes payable - Superior acquisition                   -           3,766,667
  NJEDA bonds 2,000,000                                -
Working capital loan - BankBoston              7,630,226                   -
Senior subordinated debt                       2,250,000           3,000,000
                                             -----------         -----------
              Total                           14,016,615          14,672,854

Less current portion                           9,826,615          13,162,041
                                             -----------         -----------
              Long-term debt                 $ 4,190,000         $ 1,510,813
                                             ===========         ===========

CONVERTIBLE NOTE PAYABLE

     On February 7, 1996, the Company issued a $2,000,000 convertible note payable in connection with a private placement. The note matured on February 7, 1998 and bears interest at 8% per annum, with interest payable quarterly in cash or the Company's common stock. The note is convertible into shares of common stock at any time at the option of the investor at a rate of 67% of the five-day average of the closing bid price per share of the Company's common stock. The value of the beneficial conversion feature at the date of issuance, based on the market value of the Company's common stock was approximately $985,000. This discount has been charged as additional interest expense and added to paid-in capital in the year ended June 30, 1996. In the year ended December 31, 1998, $380,000 of the note payable was converted for 5,452,535 shares of common stock leaving a balance of $155,000 on December 31, 1998. On January 13, 1999, the $155,000 balance of the convertible note and accrued interest of $14,914 were converted into 1,163,571 shares of common stock.

     Interest expense on the convertible note payable for the years ended December 31, 1999 and 1998 was $ 917 and $47,952, respectively. Amortization expense on deferred debt financing costs for the year ended December 31, 1998 was $3,060.

BRIDGE LOANS

     On December 19, 1997 the Company sold a subordinated note in the principal amount of $155,000 to a lender with an interest rate of 7% per annum. This unsecured note was payable in full with interest on January 18, 1998. In connection with this bridge loan, DynaGen agreed to issue 15,000 shares of common stock to the investor as additional consideration for the loan. This note and accrued interest of $5,924 was converted into 1,040,949 shares of common stock on March 25, 1998.

     On October 3, 1997, the Company received $250,000 in a subordinated note from an employee at an interest rate of 18% per annum due on November 30, 1997. The due date on this note was extended to June 30, 1999. This investor also received 20,000 shares of BioTrack common stock valued at $1,000 as additional consideration for the loan. During 1998, $75,000 was paid back to the employee and during 1999, the balance of $175,000 was converted to 500,000 shares of common stock. In 1999, this employee advanced $75,000 under a 10% note of which $40,000 was paid off leaving a balance of $35,000 payable to him on December 31, 1999.

     During 1999, the Chief Executive Officer periodically advanced personal funds to the Company towards working capital requirements as needed. On December 31, 1999, the Company had a balance payable of $120,000 to this executive. Additionally, the Chief Executive Officer and the Executive Vice President pledged 164,025 shares and 135,125, shares, respectively, of their DynaGen common stock to secure a note payable of the Company. These shares were subsequently sold by the creditor and a payable of $53,043 and $43,697 was recorded to these executives for the pledge of their personal shares of the Company.

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

     In October 1997, Apex Pharmaceuticals Inc. received a $50,000 bridge loan at an interest rate of 12% per annum from a consultant. The term of the loan was renegotiated and $35,000 was paid off during 1999. On December 31, 1999, there was a balance of $15,000 included in notes payable.

     In November 1998, the Company received $500,000 from an unaffiliated investor at an interest rate of 12% due on March 20, 1999, to be repaid from the proceeds of any senior debt financing. A warrant to purchase one million shares of common stock at $.05 per share expiring on November 20, 2000, valued at $97,490, was also issued in connection with this loan. During 1999, $400,000 was repaid towards the loan, leaving a balance of $100,000 on December 31, 1999. The Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share for an extension of this loan. The warrant was valued at $17,438 and charged to expense. Interest accrued on this debt was $4,767 on December 31, 1998 and $61,283 on December 31, 1999.

     On January 26, 1999, the Company received $500,000 from an accredited investor by executing a 10% Promissory Note to be repaid on April 15, 1999. The terms of the note required an increased interest rate from 12% to 18% if the note was not paid on the due date. This note was partially paid during 1999 and the balance on December 31, 1999 was $139,649. Two executives of the Company pledged their shares of DynaGen common stock to repay this loan (see above). Two warrants to purchase a total of 535,500 shares of common stock at an exercise price of $0.05 per share were issued in connection with this note.

     In January and February 1999, the Company sold to unaffiliated accredited investors unsecured 12% promissory notes due in ninety days in the aggregate principal amount of $400,000. The Company issued five year warrants to purchase a total of 240,000 shares of Common Stock at an exercise price of $0.25 per share to the investors and a warrant to purchase 32,500 shares of Common Stock at an exercise price of $0.02 per share to the placement agent in connection with this investment. These notes are past due. The Company had accrued interest payable on December 31, 1999 of $41,625 relating to these notes. The Company charged $12,253 to expense in connection with the issuance of these warrants.

     In August 1999, the Company received $100,000 from an accredited investor by executing a 10% promissory note to be repaid on demand. Interest accrued as of December 31, 1999 for this note was $3,333.

ACCOUNTS RECEIVABLE FACTORING

     In July 1998, Able entered into a short-term financing agreement with Porter Capital ("Porter") whereby Able financed its outstanding accounts receivable through Porter. In October 1998, Able replaced its existing short-term financing agreement with Porter by entering into a short-term financing agreement with K&L Financial, Inc. ("K & L"). K&L advanced funds equal to 80% of invoice value upon receipt of invoices from Able. Upon payment in full from Able's customers, K&L remitted the balance due Able less K&L's net charge of 1% for each 10 days outstanding. The balance due K&L for accounts receivable factoring at December 31, 1998 was $184,830. This agreement has expired. Interest for the years ended December 31, 1999 and 1998 for accounts receivable factoring was $49,761 and $81,178, respectively.

MACHINERY & EQUIPMENT FINANCING

     In July 1998, Able entered into a machinery and equipment financing agreement with Porter and the spouse of the Chief Executive Officer of the Company whereby Able borrowed $300,000 at an annual interest rate of 15%. In October 1998, the Company paid off Porter's $150,000 share of this loan. The balance of $150,000 due to the executive's spouse is included in notes payable on December 31, 1999. Interest expense under this agreement for the years ended December 31, 1999 and 1998 was $22,500 and $12,250, respectively.

     In October 1998, Able borrowed $462,000 under a machinery and equipment financing agreement with Triple L, Ltd. for a period of 3 years at an effective interest rate of 21%. This agreement was terminated in November, 1999 when a new working capital line with BankBoston was completed. Interest expense for the year ended December 31, 1999 was $81,893. The balance at December 31, 1998 was $436,333 and interest for the year ended December 31, 1998 was $13,004.

CONVERTIBLE DEBENTURES

     In April and May 1998, the Company sold two 5% convertible debentures in the aggregate amount of $450,000 to an unaffiliated investor. In June 1998, these notes were amended and made convertible into common stock at a 20% discount to the average market price of the common stock based on the closing bid for five days preceding the date of the conversion. The Company issued 1,363,636 shares in connection with this conversion in August 1998 and recorded $112,500 of interest expense for the beneficial conversion feature.

     In September 1998, the Company received $250,000 from an investor in the form of a convertible debenture bearing interest at 7% per annum. This debenture is convertible into common stock at 80% of the average trading price of the common stock for five trading days immediately preceding the conversion date. During 1999, this debenture was converted into 491,426 shares of common stock. The beneficial conversion discount of $62,500 was fully amortized in 1998. Interest accrued on the debenture at December 31, 1998 was $4,375.

     In 1999, the Company received $980,000 by issuing 9% Convertible Subordinated Debentures. The debentures mature in thirteen months from date of issuance and carry a quarterly interest payment of 9% per annum. The principal and interest accrued shall be automatically converted into shares of Common Stock on the maturity date. The debentures are convertible into 4.9% of the shares of Common Stock of DynaGen that are issued and outstanding on the date of conversion. During 1999, the Company recorded interest expense of $41,629 related to these 9% convertible debentures.

SECURED DEBT - FLEET BANK

     In March 1998, the Company received $1,200,000 in a five-year term loan from Fleet Bank to finance the acquisition of GDI. The loan carried an interest rate of LIBOR plus 3%, was payable in quarterly installments of $42,860 plus interest and matured on April 26, 2003. The Fleet Bank also established a revolving line of credit for working capital in the amount of $300,000 with interest at LIBOR plus 2 1/2%. The loans were secured by all of the assets of GDI and Able and a pledge by the Company of all of the common stock of Able and GDI. During 1999, the company repaid the loan from proceeds of its new working capital loan. Interest expense for the years ended December 31, 1999 and 1998 was $85,391 and $85,272 respectively.

LOAN PAYABLE - HUNTINGTON NATIONAL BANK

     Superior had a secured revolving line of credit of $4,800,000 from a bank with interest at prime plus 2% (9.75% at December 31, 1998) that matured on January 31, 1999. Advances under the line of credit were subject to a borrowing base consisting of the sum of (i) 80% of Superior's eligible accounts receivable, plus (ii) 60% of Superior's eligible inventory.

     The advances under the line were secured by a first-lien security interest in all of the assets of Superior and were guaranteed by DynaGen. Superior could not make distributions to the Company, other than distributions to pay principal and interest on the notes payable to the former Superior stockholders, without the prior written consent of the bank. In the event of a default Superior could not make any distributions to the Company. Superior was not in compliance with various loan covenants at December 31, 1998 and had not received a waiver from the bank. During 1999, the Company repaid the loan from the proceeds of its new working capital loan.

NOTES PAYABLE - SUPERIOR ACQUISITION

     In connection with the acquisition of Superior, the Company issued $4,600,000 (as adjusted) in secured promissory notes payable to the former Superior stockholders. The notes were payable in quarterly installments of principal of $416,667 plus interest over three years at an interest rate of 9.5% and were secured by a pledge of the Superior common stock. During the year ended December 31, 1998, the Company made principal payments of $416,666. The Company classified the notes payable as a current liability on December 31, 1998 due to its default under certain loan covenants. This note and accrued interest were settled in 1999 (see note 3).

NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY BONDS

     On June 23, 1999, Able Laboratories, Inc., completed the Industrial Development Revenue Bond offering issued by the New Jersey Economic Development Authority ("NJEDA"). The bonds consist of series 1999A $1,700,000, 8% non-taxable and series 1999B $300,000, 8.25% taxable. Series 1999A bonds will mature in 15 years and series 1999B bonds will mature in 4 years. The total cost of the bond issue was $216,140 and the net proceeds are being used for the acquisition, installation and commissioning of equipment and machinery. The bond cost is being amortized over 15 years. Amortization expense for the year ended December 31, 1999 was $7,142. At December 31, 1999, maturities of the bonds are as follows: $60,000 in 2000, $70,000 in 2001, $80,000 in 2002, $90,000 in 2003,
$95,000 in 2004 and $1,605,000 in years 2005 through 2014.

     In connection with these bonds, the Company has entered into various agreements with NJEDA and the bondholders, including an escrow agreement pursuant to which the Company has deposited into escrow amounts intended to cover the Company's obligations under the bond documents for periods of between two and six months. The bonds are primarily secured by the equipment and fixtures financed with the proceeds of the bonds. The interest expense relating to these bonds for the year ended December 31, 1999 was $37,318.

WORKING CAPITAL LOAN - BANK BOSTON

     On November 30, 1999, we completed a loan transaction with BankBoston, N.A. The loan agreement provides us with a revolving line of credit in the maximum amount of $14,000,000, secured by a first lien on substantially all of our assets. The total amount available for borrowing under the loan agreement is based on 85% of eligible accounts receivable and 60% of eligible inventory. We have borrowed $7,630,226 under this credit arrangement. With money borrowed under the BankBoston loan transaction, we repaid Superior's secured loan from Huntington Bank, GDI's secured loan from Fleet Bank and Able's obligations under an accounts receivable factoring and equipment financing arrangement. In connection with the BankBoston loan, we renegotiated certain provisions of our existing subordinated loan arrangement. The interest rate for this revolving loan (plus margin) was 9.75% at December 31, 1999.

     The Company issued a warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.38, in connection with this loan. The value of the warrant was charged to deferred debt financing cost in January 2000. The interest expense for the year ended December 31, 1999 was $56,582 and related bank fees was $6,437. The Company was in default at December 31, 1999 with respect to certain financial covenants.

SENIOR SUBORDINATED DEBT AND WARRANT PUT LIABILITY

     In June 1997, DynaGen obtained senior subordinated debt financing of $3,000,000 from two private investors bearing interest at 13.5% payable in monthly installments. The principal is payable upon maturity at the end of five years. The loan was secured by a first-lien security interest on the assets of DynaGen, a second-lien security interest on the assets of Superior and a second-lien interest in the pledge of the Superior common stock and a guarantee of payment by Superior. In November 1999, the senior subordinated debt holders agreed to subordinate their debt to BankBoston.

     In June 1997, DynaGen also issued to the investors warrants to purchase 40,000 shares of common stock of DynaGen at an exercise price of $.10 per share exercisable for five years. These warrants are subject to put features under certain circumstances. Proceeds of $702,000 from this financing were allocated to the warrants, based on their estimated fair value. This amount is reflected in the accompanying financial statements as a warrant put liability because the warrants give the holders the choice of a cash settlement under certain conditions. The put allows the holders to sell two-thirds of the warrants to the Company after three years for $667,000 and all of the warrants after five years for $1,500,000 unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value. The Company is accruing the put value of the warrants to their redemption amounts over their respective terms. The warrants contain a provision which allows the warrant holder to substitute their warrants for warrants issued by Superior, unless the market value of the shares issuable pursuant to the original warrants is equal to or greater than the put value. The substitute warrants allow the warrant holders to purchase 15% of Superior's common stock at an exercise price of $.01 per share.

     The remaining proceeds from this offering of $2,298,000 were allocated to the subordinated debt. The debt discount of $702,000 was being amortized, using the interest method, over the term of the debt. At December 31, 1997, the Company amortized the entire debt discount as the Company was in default under the terms of the debt agreement and the debt had been classified as a current liability.

     In 1999, as a result of securing a new working capital loan the Company exchanged $750,000 of this senior debt for 10,000 shares of Series L Preferred Stock. The Series L Preferred Stock is convertible into common stock at an average of the closing bid prices of Common Stock for three days immediately preceding the conversion date. The Series L Preferred Stock has a stated dividend of 13.5% per annum. When the proceeds of the conversion of Series L Preferred Stock reach $750,000 plus accrued dividends, the balance of the Series L Preferred Stock will be canceled. The Company issued 400,000 warrants to purchase Common Stock at an exercise price of $0.38 per share and 168,750 warrants to purchase Common Stock at an exercise price of $0.01 per share in connection with the negotiations of terms of the loan with senior lenders. The value of these warrants totaling $122,344 was charged to expense for the year ended December 31,1999. Interest expense for the years ended December 31, 1999 and 1998 was $396,562 and $405,000, respectively.

7.   INCOME TAXES

     There was no provision for income taxes for the years ended December 31, 1999 and 1998, due to the Company's net operating losses. The difference between the statutory Federal income tax rate of 34% and the Company's effective tax rate is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

The components of the net deferred tax asset are as follows:

                                                       December 31,
                                                       ------------
                                                1999                  1998
                                                ----                  ----
     Deferred tax asset:
         Federal                            $ 15,221,000          $ 13,819,000
          State                                2,745,000             2,986,000
                                            ------------          ------------
                                              17,966,000            16,805,000
     Valuation reserve                       (17,966,000)          (16,805,000)
                                            ------------          ------------
     Net deferred tax asset                 $        --           $        --
                                            ============          ============


The following differences give rise to deferred income taxes:

                                                         December 31,
                                                         -----------
                                                 1999                  1998
                                                 ----                  ----

     Net operating loss carry forward       $ 16,084,000          $ 15,324,000
     Research tax credit carry forward           640,000               620,000
          Other                                1,242,000               861,000
                                            ------------          ------------
                                              17,966,000            16,805,000
     Valuation reserve                       (17,966,000)          (16,805,000)
                                            ------------          ------------
     Net deferred tax asset                 $         --          $         --
                                            ============          ============

     The increases in the valuation reserve are due to the Company's net operating losses.

     As of December 31, 1999, the Company has Federal and state net operating loss carry forwards of approximately $42,700,000 and $25,000,000, respectively. Federal and state net operating loss carry forwards expire in varying amounts beginning in 2003 and 2000, respectively, In addition, the Company has Federal and state research tax credit carry forwards of approximately $590,000 and $74,000, respectively, available to reduce future tax liabilities. The Federal and state research tax credit carry forwards expire in varying amounts beginning in 2003 and 2006, respectively.

     Use of net operating loss and tax credit carry forwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.

8.  RELATED PARTY TRANSACTIONS

RECEIVABLES

     In October 1996, the Company granted a $250,000 line-of-credit to each of two officer/directors which bear interest at 6.07% per annum and which matured on October 4, 1998. These lines-of-credit are secured by common stock of the Company held by the officer/directors. At December 31, 1997, borrowings of $110,000 were outstanding under the lines-of-credit. In December 1998, a $55,000 note together with accumulated interest of $6,955 was written off leaving an outstanding balance of $55,000.

     The Company recognized interest income on notes receivable of $3,338 and $6,400 during the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, accrued interest receivable of $10,850 and $7,512, respectively, is included in other current assets.

     In September 1998, the Company loaned $250,000 to its affiliate, BioTrack, Inc. under notes receivable which bear an interest rate of 7% per annum due on March 31, 1999. On December 31, 1999 and December 31, 1998, the outstanding balance on this note was $30,000 and $95,000 respectively. No interest income has been recognized on this note receivable as of December 31, 1999. The Company charged BioTrack $60,000 in management fees for both 1999 and 1998. At December 31, 1999, accounts receivable includes $120,000 due from BioTrack.

     CONSULTING FEES

     In January 1998, the Company entered into a consulting agreement with one of its directors for corporate development and financial planning. In 1998, the Company accrued $90,000 towards these consulting fees all of which was included in accounts payable on December 31, 1998. During 1999, the Company recorded $90,000 in forgiveness of debt related to the agreement.

     ACCOUNTS PAYABLE

     On November 3, 1998, an officer/director of the Company advanced $50,000 to meet short-term working capital requirements. The entire amount was outstanding as of December 31, 1998. This amount was repaid during 1999.

     OTHER

     In February 1998, the Company sold 100,000 shares of BioTrack, Inc., its subsidiary at the time, to the spouse of one of its directors for $50,000.

9.   COMMITMENTS AND CONTINGENCIES

     LEASE AGREEMENTS

     The Company leases offices and warehouse facilities under operating leases expiring in various years through 2015 that require the Company to pay certain costs such as maintenance and insurance. The main facility at Superior is rented from a related party. The related party rent was $340,000 and $300,000 for 1999 and 1998, respectively.

     The following is a schedule of future minimum lease payments for all operating leases (with initial or remaining terms in excess of one year) as of December 31, 1999:

Years Ending December 31,                                    Amount
-------------------------                                    ------
2000                                                        $753,230
2001                                                         690,218
2002                                                         683,580
2003                                                         683,580
2004                                                         683,580
Thereafter                                                 8,087,395
                                                         -----------
Total minimum future lease payments                      $11,581,583
                                                         ===========

     Rent expense, net of subleases for the years ended December 31, 1999 and 1998 was $703,681 and $960,827, respectively.

EMPLOYMENT AGREEMENTS

     As of December 31, 1999, the Company has employment agreements with certain of its officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Board of Directors.

     CONTINGENCIES

     Legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's financial position or results of operations.


10.  PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

     PREFERRED STOCK

     A summary of preferred stock outstanding is as follows:

                                                              December 31, 1999           December 31, 1998
                                                            -------------------------------------------------
                                                                      Liquidation                 Liquidation
                                                            Par Value    Value          Par Value    Value
                                                            -------------------------------------------------
Preferred stock, $.01 par value, 10,000,000 shares
 authorized:
Series A convertible, 50,000 shares authorized,
   0 and 1,520 shares issued and outstanding                  $   -   $         -         $  15    $   152,000
Series B convertible, 12,515 shares authorized,
   2,300 and 7,500 shares issued and outstanding                 23       229,310            75        747,750
Series C convertible 7,500 shares authorized,
   0 and 2,882 shares issued and outstanding                      -             -            29        288,227
Series D convertible, 60,000 shares authorized,
   0 and 5,000 shares issued and outstanding                      -             -            50        500,000
Series E convertible, 10,500 shares authorized,
   10,500 shares issued and outstanding                         105     1,050,000           105      1,050,000
Series F convertible, 5,000 shares authorized,
   1,500 shares issued and outstanding                           15       150,000            15        150,000
Series G convertible, 10,000 shares authorized,
   0 and 5,500 shares issued and outstanding                      -             -            55        550,000
Series H convertible, 20,000 shares authorized,
   650 and 17,750 shares issued and outstanding                   6        65,000           177      1,775,000
Series I Convertible, 3,000 shares authorized,
   974 and 0 shares issued and outstanding                       10       973,904             -              -
Series J Convertible, 10,000 shares authorized,
   10,000 and 0 shares issued and outstanding                   100     1,000,000             -              -
Series K Convertible, 20,000 shares authorized,
   20,000 and 0 shares issued and outstanding                   200     2,000,000             -              -
Series L Convertible, 10,000 shares authorized,
   10,000 and 0 shares issued and outstanding                   100     1,000,000             -              -
                                                              -----   -----------         -----    -----------
                                                              $ 559   $ 6,468,214         $ 521    $ 5,212,977
                                                              =====   ===========         =====    ===========

     During 1997, the Company sold 48,450 shares of Series A Preferred Stock for $4,845,000 and issued two year warrants to purchase 38,760 shares of Common Stock at $3.87 per share. No value was assigned to the warrants. The Series A Preferred Stock has a stated dividend of $5.00 per share per annum. DynaGen registered the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants. The warrants expired during 1999. The holders of Series A Preferred Stock have certain rights of first refusal on future equity financings.

     The Series A Preferred Stock may be converted into common stock at a conversion price equal to the lesser of 120% of the average closing bid price, as defined (the Series A Effective Price) or discounted percentages of the Series A Effective Price decreasing from 80% to 74% over time. During 1998, 35,487 shares of Series A Preferred with accumulated dividends were converted into 9,903,733 shares of common stock. During 1999, 1,520 shares of the Series A Preferred Stock were converted into 350,000 shares of Common Stock.

     The Series B Preferred Stock has a stated dividend of $7.00 per share per annum. Upon liquidation, the Series B Preferred Stock ranks junior to the Series A Preferred Stock. DynaGen registered the shares of common stock issuable upon conversion of the Series B Preferred Stock.

     The Series B preferred stock may be converted into Common Stock at a conversion price equal to the lesser of 125% of the average closing bid price, as defined (the "Series B Effective Price") or discounted percentages of the Series B Effective Price decreasing from 80% to 75% over time. Any outstanding shares of the Series B Preferred Stock will be automatically converted to common stock two years from the issue date. During 1998, 5,015 shares of Series B Preferred Stock with accumulated dividends were converted into 1,649,864 shares of common stock. During 1999, 5,200 shares of Series B with accumulated dividends were converted to 1,888,639 shares of Common Stock.

     On August 21, 1997, the Company sold 7,500 shares of Series C Preferred Stock for $750,000 and issued a common stock purchase warrant to purchase 25,000 shares of common stock to a private investor. No value was assigned to the warrants. The exercise price of the warrants is $7.4609 per share. The Series C Preferred Stock may be converted into common stock at a conversion price equal to the lesser of 125% of the five day average of the closing bid price of the common stock or discounted percentages, ranging from 80% to 74% over time, of the current five day average closing bid price of the common stock. The Series C Preferred Stock has a stated dividend of $7.00 per share per annum. During 1998, 4,618 shares of Series C Preferred Stock with accumulated dividends were converted into 5,569,341 shares of common stock and during 1999 the balance of 2,882 shares was converted into 2,145,219 shares of Common Stock.

     Effective December 31, 1997, the Company issued an 8% Debenture due April 19, 2009 for $328,500 to settle certain penalties related to delayed registration of the Series C Preferred Stock. The Debenture is repayable solely in common stock and may be converted at the average trading value of common stock, for the five trading days preceding the conversion date. In 1999, this debenture was converted into 952,644 shares of Common Stock.

     In March 1998, the Company sold 15,000 shares of Series D convertible Preferred Stock for $1,500,000 and also issued a warrant to purchase a number of shares of common stock equal to 1% of the issued and outstanding common stock on the date of exercise of the warrant for $150,000 expiring March 2001. The Series D Preferred Stock does not carry any dividend and may be converted into common stock at any time. The conversion price shall be equal to 85% of the average closing bid price of the common stock for five trading days prior to the conversion. In June 1998, 10,000 shares of Series D were converted into 2,678,570 shares of common stock. During 1999, the balance of 5,000 shares of Series D was converted into 1,955,999 shares of Common Stock.

     In connection with the Series D, two investors received 8% convertible debentures in the aggregate original principal amount of $175,000 as delayed registration penalties. These debentures were convertible into common stock at the market price of the common stock on the date of the conversion. In June 1998, the investors converted these debentures into 424,242 shares of common stock.

     In March 1998, the Company issued 10,500 shares of Series E Convertible Preferred Stock and 5,000 shares of Series F Convertible Preferred Stock in connection with its acquisition of GDI. (Note 2.) The Series E and F Preferred Shares are convertible into common stock at the prevailing market prices on the date of conversion.

     In 1997, the Company issued 6,500 shares of Series G Preferred stock in settlement of $650,000 of accrued expenses. These shares may be converted into common stock at the market price. In 1998, 1,000 shares of Series G Preferred Stock were converted into 50,000 shares of common stock. The balance of 5,500 shares were converted into 300,000 shares of Common Stock in 1999.

     In June and July 1998, the Company sold 19,000 shares of Series H Preferred Stock and received aggregate proceeds of $1,900,000 from the sale. The Series H Preferred Stock may be converted after a twelve month holding period into shares of common stock based on 67% the average closing bid price for the preceding five days. In August 1998, the Company allowed one investor to convert 1,250 shares of Series H, at 80% of the average closing bid price for the preceding five days, into 378,787 shares of common stock. During 1999, 17,100 shares were further converted into 4,807,104 shares of Common Stock.

     In May and June 1999, the Company received $3,000,000 from the issuance of 3,000 shares of Series I to various unaffiliated investors. Shares of Series I are convertible into Common Stock at 80% of the average of the closing bid price of Common stock for the three (3) selected, closing bids of past five (5) trading days immediately preceding any conversion date. The Company issued 165,652 Common Stock warrants at an exercise price of $0.91 per share and 34,722 Common Stock warrants at an exercise price of $0.396 per share as placement fees in connection with this financing. During 1999, 2,026 shares of Preferred Series I were converted and 6,409,560 shares of common stock were issued. The company has registered the shares of Common Stock issuable upon conversion of Series I Preferred Stock.

     In July 1999, the Company received $1,000,000 from the issuance of 10,000 shares of Series J Preferred Stock to a single unaffiliated investor. Shares of Series J Preferred Stock are convertible into Common Stock at 80% of the average closing bid price of Common Stock for the five trading days immediately preceding the conversion notice from the investor. The conversion can take place on the earlier of (1) 90 days from original issue date of the Series J Preferred Stock; or (2) the date on which a registration statement is declared effective by the Securities and Exchange Commission.

     In August, September and November, 1999, the Company received $2,000,000 from the issuance of 20,000 shares of Series K Preferred Stock to various unaffiliated investors. Holders of the Series K Preferred Stock have the right to convert during any five trading day period up to 20% of their holdings, into Common Stock of the Company at 80% of the three day average quoted price for three days immediately proceeding the conversion notice from the holder. The discount at 80% to the market price increases to 75%, and then to 70%, if the investor retains his investment in the Series K Preferred Stock for longer periods.

     In November 1999, the Company issued 10,000 shares of Series L Preferred Stock in exchange for the cancellation of $750,000 of senior subordinated debt. The Series L Preferred Stock is convertible into common stock having a value upon conversion of $750,000 plus dividends accruing at the rate of 13.5% per annum. See Note 6.

     Certain series of the convertible preferred stock have conversion features that were "in the money" at the date of issue ("beneficial conversion feature"). These securities may be convertible into common stock at the discount percentages specified above. The beneficial conversion features were recognized and measured in the financial statements by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The intrinsic value was calculated at the date of issue of the convertible preferred stock as the difference between the conversion price and the face value of the common stock into which the securities are convertible, multiplied by the number of shares into which the security is convertible. A summary of the amounts allocated to the beneficial conversion feature is as follows:

                                                 Years Ended December 31
                                               ----------------------------
             Convertible Preferred Stock            1999             1998
             ---------------------------            ----             ----

             Series D                          $         -        $ 265,000
             Series H                              245,377          468,000
             Series I                              750,000                -
             Series J                              250,000                -
             Series K                              500,000                -
                                               -----------        ---------
                                               $ 1,745,377        $ 733,000
                                               ===========        =========

     The discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and has been recognized as a return to the preferred shareholders from the date of issuance through the date the security is first convertible. The discounts for 1999 and 1998 were amortized by a charge against additional paid-in capital because the Company had no accumulated earnings at those dates. The amortization of the discount has been reflected as a return to the preferred shareholders in the calculation of basic earnings per share.

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

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                          1999                           1998
                                               -------------------------         -------------------------
                                                                Weighted                          Weighted
                                                                 Average                          Average
                                                                Exercise                          Exercise
                                                Shares            Price           Shares           Price
                                                ------            -----           ------           -----
Outstanding at beginning of year                    8,700         $9.18           20,800           $8.80
Canceled                                           (2,500)         7.50          (12,100)           7.50
                                               ----------                        -------
Outstanding at end of year                          6,200          9.90            8,700            9.18
                                               ==========                        =======
Exercisable at end of year                          6,200          9.90            8,700            9.18
                                               ==========                        =======
Reserved for future grants at end of year          14,600                         12,100
                                               ==========                        =======


     Information pertaining to options outstanding under the 1989 Plan at December 31, 1999 is as follows:

                                      Options Outstanding                         Options Exercisable
                                      -------------------                         -------------------
                                                     Weighted
                                                      Average         Weighted                        Weighted
                                     Number          Remaining         Average          Number         Average
Exercise Prices                   Outstanding          Life        Exercise Price    Exercisable   Exercise Price
---------------                   ------------         ----        --------------    ------------  --------------
$7.50-$8.50                           6,000         2.2 Years           $8.30             6,000         $8.30
$58.70                                  200         1.6 Years           58.70               200         58.70
                                      -----                                               -----
                                      6,200         2.0 Years           $9.90             6,200         $9.90
                                      =====                                               =====

     The Company adopted the 1991 Stock Plan (the "1991 Plan") and reserved 260,000 shares of common stock for issuance to employees, officers, directors and consultants. Under the 1991 Plan, the Board of Directors may grant options, stock awards and purchase rights, and establish the terms of the grant in accordance with the provisions of the plan. The 1991 Plan options are exercisable for a period of seven years from the date of issuance and certain options contain a net exercise provision. As of December 31, 1999, no stock awards or purchase rights have been granted under the 1991 Plan. The following table summarizes the activity of options granted under the 1991 Plan:

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                            1999                         1998
                                                            ----                         ----
                                                                Weighted                     Weighted
                                                                Average                      Average
                                                                Exercise                     Exercise
                                                       Shares     Price         Shares         Price
                                                       ------     -----         ------         -----
Outstanding at beginning of year                       47,100     $4.70          78,246        $8.70
Granted                                                  -            -          50,000         0.30
Canceled                                              (22,300)     7.90         (31,146)        7.54
Exercised                                               3,500      0.10         (50,000)        0.30
                                                       ------                   -------
Outstanding at end of year                             21,300      2.40          47,100         4.70
                                                       ======                   =======
Exercisable at end of year                             21,300      2.40          36,710         4.20
                                                       ======                   =======
Reserved for future grants at end of year             168,530                   146,230
                                                      =======                   =======
Weighted average fair value of options
 granted during the year                                              -                        $0.49


     Information pertaining to options outstanding under the 1991 Plan at December 31, 1999 is as follows:

                       Options Outstanding                                             Options Exercisable
                       -------------------                                             -------------------
                                             Weighted
                                              Average             Weighted                            Weighted
                          Number             Remaining             Average            Number          Average
Exercise Prices        Outstanding              Life           Exercise Price      Exercisable    Exercise Price
---------------        ------------             ----           --------------      ------------   --------------
$.10                      12,000             4.0 Years             $0.10              12,000           $0.10
$5.00 - $7.50              9,300             3.5 Years              5.30               9,300            5.30
                          ------                                                      ------
                          21,300                                    2.40              21,300            2.40
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

                                                                   Years Ended December 31
                                                                   -----------------------
                                                            1999                            1998
                                                            ----                            ----
                                                                 Weighted                     Weighted
                                                                 Average                       Average
                                                                 Exercise                      Exercise
                                                       Shares     Price         Shares          Price
                                                       ------     -----         ------          -----
Outstanding at beginning of year                     1,150,000    $0.13               -       $     -
Granted                                                245,000     0.17       3,350,000           0.31
Canceled                                                     -        -      (2,200,000)          0.41
Exercised                                              (25,000)    0.20               -              -
Outstanding at end of year                           1,370,000     0.13       1,150,000           0.13
                                                     =========                =========
Exercisable at end of year                           1,370,000     0.13               -
                                                     =========                =========
Reserved for future grants at end of year            1,105,000                1,350,000
                                                     =========                =========
Weighted average fair value of options
 granted during the year                                           0.10                          $0.12

     Information pertaining to options outstanding under the 1998 plan at December 31, 1999 is as follows:

                    Options Outstanding and Exercisable
                    -----------------------------------

                                                    Weighted Average      Weighted Average
Exercise Prices               Number Outstanding      Remaining Life       Exercise Prices
---------------               ------------------      --------------       ---------------
$0.01                                     40,000             7 years                $ 0.01
$0.10 - 0.20                           1,330,000           6.6 years                  0.14
                                       ---------
                                       1,370,000                                      0.13
                                       =========

     CONSULTANT STOCK PLAN

     The Company adopted the Consultant Stock Plan in June 1998 which provides for stock grants for services rendered to the Company. The Company reserved 2,500,000 shares of common stock for issuance and registered the shares. During 1999 and 1998, the Company issued 240,000 and 1,386,500 shares of common stock under this Plan. The Company recorded expenses in 1999 and 1998 based on the fair value of the common stock issued.

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

     On June 1, 1998, the Company granted the Chairman and Chief Executive Officer of the Company, a non-qualified stock option expiring June 1, 2005, to purchase up to 2,000,000 shares of common stock at a price of $0.33 per share. This option was canceled on November 19, 1998 and repriced at $0.125.

     On June 30, 1998, the Company issued a warrant expiring June 30, 2001, to purchase up to 350,000 shares of Common Stock at an exercise price of $.01 per share to an unaffiliated individual in consideration of investment banking services rendered. The Company valued this warrant at $140,000 and charged it to expense in 1998. These warrants were exercised during 1999 and 344,480 shares were issued to the individual in a cashless exercise.

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

     On December 29, 1998, the Company issued a warrant to purchase 1,200,000 shares of common stock at $.375 per share through December 29, 2003 in consideration of future services to be rendered by an investment banker. These warrants were valued at $4,664 and charged to expense in 1999.

     On January 7, 1999 the Company issued a warrant to purchase 45,000 shares of Common Stock at an exercise price of $0.25 per share, in connection with the purchase by an accredited investor of units each consisting of a $25,000 12% unsecured promissory note and a warrant to purchase 15,000 shares of Common Stock. The value of these warrants, $2,153, was charged to expense in 1999.

     On January 26, 1999, the Company issued a warrant to purchase 35,500 shares of Common Stock at an exercise price of $0.05 per share, a Warrant to purchase 2,000 shares of Common Stock at an exercise price of $0.30 per share and a Warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.05 per share. These three warrants were issued in connection with a 10% unsecured promissory note for $500,000 executed by the Company on January 27, 1999. The value of these warrants, $117,344, was charged to expense in 1999.

     In February 1999, the Company granted a total of 1,500,000 non qualified stock options at an exercise price of $.01 per share to three directors which vested during 1999 in twelve equal installments. These stock options expire in five years. These options were valued at $330,000 and charged to expense in 1999.

     On February 26, 1999, the Company issued several warrants totaling a purchase of 195,000 shares of Common Stock at an exercise price of $0.25 per share in connection with the sale to accredited investors of units each consisting of a $25,000 12% unsecured promissory note and a warrant to purchase 15,000 shares of Common Stock. The Company valued these warrants at $10,100 and charged this amount to expense.

     During the first quarter of 1999 the Company issued approximately 5,330,000 non-qualified stock options to various employees at Able Laboratories. The stock options were issued at an exercise price of $0.25 per share and are exercisable for a period of ten years. The vesting period of these options is between twelve and thirty-six months. The fair value of these options was $0.12 per share on the date of grant.

     In May and June 1999, the Company issued 165,652 warrants at an exercise price of $.91 per share and 34,722 warrants at an exercise price of $0.396 per share in connection with the issuance of its Series I Preferred Stock to various unaffiliated investors. The value of these warrants, $56,978 was charged to additional paid-in capital.

     On May 27, 1999, the Company issued to the former shareholders of Superior a warrant to purchase 1,000,000 shares at an exercise price of $0.86 per share valued at $650,000 and a warrant to purchase 300,000 shares at an exercise price of $0.01 per share valued at $222,000 as part of the settlement of all its acquisition obligations of Superior.

     In August 1999, the Company issued two warrants to purchase 168,750 shares of Common Stock at an exercise price of $.01 per share to the senior lenders in connection with negotiating terms of the senior subordinated debt. The warrants were valued at $69,331 and charged to expense in 1999.

     In September 1999, the Company granted 9,750,000 non-statutory stock options to four directors at an exercise price of $0.25 per share which vest in three installments in September 1999, January 2000 and April 2000. These stock options expire in ten years. The Company also granted a non-statutory stock option to purchase 500,000 shares of Common Stock at an exercise price of $0.25 per share to a director, which becomes exercisable upon fulfillment of certain terms and conditions. The fair value of these warrants was $0.13 per share on the date of grant.

     In November 1999, the Company issued 200,000 warrants at an exercise price of $0.40 per share that expire during the third quarter of 2001. These warrants were issued in connection with extension of a $500,000 note which was due in March 1999 and were valued at $17,438 and charged to expense during 1999.

     In November 1999, the Company issued four warrants to purchase 500,000 shares of Common Stock at an exercise price of $0.38 per share in connection with a new line of credit with BankBoston. The Company also issued three warrants to purchase 400,000 shares of Common Stock at an exercise price of $.01 per share in connection with this refinancing. The value of all these warrants totaling $188,562 was capitalized as debt financing cost.

     STOCK-BASED COMPENSATION

     At December 31, 1999, the Company has three stock-based compensation plans and stock options issued outside of the plans, which are described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:


                                             Years Ended December 31,
                                             ------------------------
                                         1999                        1998
                                         ----                        ----
      Net loss:
      As reported                     $ (8,151,318)             $(12,612,009)
      Pro forma                         (8,781,397)              (13,119,784)
      Net loss per share:
      As reported                     $      (0.20)             $      (0.67)
      Pro forma                       $      (0.21)             $      (0.70)

     Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1999 and 1998, respectively; dividend yield of 0%; risk-free interest rates of 5%; expected volatility of 87% and 263%; and expected lives of 0.5 years.

     COMMON STOCK RESERVED

     The Company has reserved common stock at December 31, 1999 as follows:


                                                    Number of Shares

     Stock option plans                                      2,685,630
     Preferred stock conversion                             15,456,159
     Other stock options and warrants                       25,261,267
     Consultants Stock Plan                                    873,500
     Convertible Debt                                        3,128,892
                                                           -----------
                   Total                                    47,405,448
                                                           ===========

     At December 31, 1999 the Company has 75,000,000 shares of authorized common stock of which 63,854,946 shares are outstanding. The Company only has 11,145,054 shares available which is less than the total common stock reserved. The number of shares of common stock reserved in connection with the convertible debt and convertible preferred stock is subject to adjustment (see Notes 6 and 10.) The Company also has an outstanding warrant which allows the holder to purchase shares equal to 1% of the outstanding stock on the date of exercise of the warrant (see Note 10.)

11.  REVENUES AND SEGMENT INFORMATION

     The Company operates in one principal business segment, the manufacturing and distribution of generic pharmaceuticals which accounts for over 90% of the Company's consolidated assets, revenues and operating losses. There were no major customers for the years ended December 31, 1999 and 1998.

     LICENSE FEES

     In July 1998, the Company and MOVA Laboratories, Inc. entered into a licensing, manufacturing, supply, and distribution agreement. Under the terms of the agreement, the Company will continue development and seek FDA new drug application approval to commercialize a branded pharmaceutical product. At December 31, 1999, the Company has received $100,000 which was recorded as deferred revenue included in accounts payable and accrued expenses, as this money was refundable under certain conditions. During 1999, the Company recognized the revenue associated with this agreement.

12.  EMPLOYEE BENEFIT PLAN

     The Company has a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all employees. Employees who have attained the age of 21 may elect to reduce their current compensation, subject to certain limitations, and have that amount contributed to the 401(k) Plan. The Company matches up to 25% of employee contributions not to exceed 6% of employee compensation, subject to certain limitations. Employee contributions to the 401(k) Plan are fully vested at all times and all Company contributions become vested over a period of five years.

     For the year ended December 31, 1999, the Company matched $29,606 and contributed $0 in profit sharing. For the year ended December 31, 1998, Superior matched $11,353 and contributed $25,000 in profit sharing.

13.  SUBSEQUENT EVENTS

     During February 2000, the Company issued 197,500 warrants to purchase common stock at an exercise price of $0.25 to various individuals in connection with consulting services.

     During January 2000, 572 shares of Series I Preferred Stock were converted into 2,695,752 shares of common stock. During February 2000, 800 shares of Series B Preferred Stock were converted into to 267,447 shares of common stock.

     In February 2000, the Company issued 668,750 shares of common stock upon exercise of stock options and warrants.

     In February 2000, the Company issued 40,000 shares of common stock under the consultants plan in connection with services rendered.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1999 and 1998, the Company's financial instruments include notes receivable (see Note 8) and debt obligations (see Note 6). The carrying value of the notes receivable approximate their fair value as these instruments bear interest and mature in less than one year. The fair value of the outstanding balance of the convertible note payable is approximately $231,000 at December 31, 1998, respectively, based on the fair value of the common stock issuable on conversion of the note. The fair value of the 7% convertible debenture at December 31, 1998 is $312,500 based on the fair value of the common stock issuable on conversion of the debt. The fair value of the 9% convertible debentures at December 31, 1999 is $1,063,825 based on the fair value of the common stock issuable on conversion. The carrying value of other debt obligations approximate fair values based on their maturities and interest rates.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item in connection with directors and officers is hereby incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in our definitive proxy statement for the annual meeting of stockholders, which we expect to file on or before April 29, 2000 (the "2000 Annual Meeting Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item with respect to executive compensation is hereby incorporated by reference to the information set forth under the caption "Executive Compensation" in the 2000 Annual Meeting Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Annual Meeting Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item with respect to certain relationships and related transactions is hereby incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2000 Annual Meeting Proxy Statement.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       (1)    Financial Statements:

       The following financial statements are filed as part of this report:

       Independent Auditors' Report

       Financial Statements:

              Consolidated Balance Sheets - December 31, 1999 and 1998

              Consolidated Statements of Loss - Years Ended December 31, 1999 and 1998

              Consolidated Statements of Changes in Stockholders' Equity (Deficit) -Years Ended December 31, 1999 and 1998

              Consolidated Statements of Cash Flows - Years Ended December 31, 1999 and 1998

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

  3.2 By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

  3.3 Certificate of Designations, Preferences, and Rights of Series J Preferred Stock (filed as Exhibit 3.3 to the Company's Report on Form 10-QSB for quarter ended September 30, 1999).

  3.4 Certificate of Designations, Preferences, and Rights of Series K Preferred Stock (filed as Exhibit 3.4 to the Company's Report on Form 10-QSB for quarter ended September 30, 1999).

  3.5 Certificate of Designations, Preferences, and Rights of Series L Preferred Stock

  4.1 Specimen common stock certificate (filed as Exhibit 4a to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

  4.2 Stock Purchase Warrant for 56,250 shares of common stock dated august 1999 in the name of Argosy Investment Partners, L.P. (filed as Exhibit
          4.1 to the Company's Report on Form 10-QSB for quarter ended September 30,1999).

  4.3 Stock purchase warrant for 112,500 shares of common stock dated August 1999 in the name of Sirrom Capital Corporation . (filed as Exhibit 4.2 to the Company's Report on Form 10-QSB for quarter ended September 30,1999).

  4.4 Stock purchase warrant for 33,334 shares of common stock dated June 1999 in the name of Kenilworh LLC. (filed as Exhibit 4.3 to the Company's Report on Form 10-QSB for quarter ended September 30,1999).

  10.1* 1989 Stock Option Plan, as amended (filed as Exhibit 10c to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

  10.2* Form of Incentive Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

  10.3* Form of Incentive Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

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

  10.11 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Sirrom Capital Corporation (filed as Exhibit 4.6 to Registrant's Current Report on Form 8-K dated June 18, 1997 and incorporated by reference)

  10.12 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Odyssey Investment Partners (filed as Exhibit 4.7 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

  10.13 Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Sirrom Capital Corporation (filed as Exhibit 4.9 to Registrant's Current Report on Form 8-K dated June 19, 1997, and incorporated by reference).

  10.14 Stock Purchase Warrant dated June 18, 1997, issued by DynaGen to Odyssey Investment Partners, LP (filed as Exhibit 4.8 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

  10.15 Pledge and Security Agreement dated June 18, 1997 issued by DynaGen to Sirrom Capital Corporation (filed as Exhibit 4.10 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

  10.16 Stock Purchase Warrant dated June18, 1997 issued by DynaGen to Superior to Sirrom Capital Corporation (filed as Exhibit 4.20 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

  10.17 Stock Purchase Warrant dated June 18, 1997 issued by Superior to Odyssey Investment Partners (filed as Exhibit 4.21 to Registrant's Current Report on Form 8-Kj dated June 18, 1997, and incorporated by reference).

  10.18 Lease Agreement dated November 29, 1984 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as
          Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.19 Space Expansion and Term Extension Agreement dated April 1988 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (files as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.20 Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as
          Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.21 Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10v to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.22 Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference).

  10.23 Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.24 Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.25 Loan Agreement dated June 18, 1997 among DynaGen, Sirrom, and Odyssey (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

  10.26 Security Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.2 to Registrant's Current Report on from 8-K dated June 1997, and incorporated by reference).

  10.27 Term Extension Agreement dated August 28, 1997 between CVN Associated, Inc., and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as
          Exhibit 10ii to the Registrant's Report on Form 10-K for the Year Ended December 31, 1997, and incorporated by reference).

  10.28 Warrant Dated March 19, 1998 in the name of Endeavour Capital Fund S.A. (filed as Exhibit 4f to the Company' Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

  10.29 Warrant to Purchase 350,000 shares of Common Stock, dated June 30, 1998 (file as Exhibit 4d to the Company's Report on From 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.30 Warrant to Purchase 400,000 shares of Common Stock, dated April 1, 1998 (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 ad incorporated herein by reference).

  10.31 Warrant to Purchase 250,000 shares of Common Stock, dated April 1, 1998 (filed as Exhibit 4e to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.32 $250,000 Note dated April 30, 1998 (filed as Exhibit 4f to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.33 $200,000 Noted dated May 13, 1998 (filed as Exhibit 4g to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.34   Letter Agreement dated June 25, 1998 amending terms of Notes (filed as
          Exhibit 4h to the Company's Report on From 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

  10.35 Form of Subscription Agreement for Series H Convertible Preferred Stock (filed as Exhibit 4i to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.36 Warrant dated August 26, 1998 in the name of Michael Sorrell to purchase 150,000 shares of Common Stock. (filed as Exhibit 4a to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.37 Warrant dated August 1, 1998 in the name of Fortress Financial to purchase 200,000 shares of

          Common Stock (filed as Exhibit 4b to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.38 Warrant dated August 18, 1998 in the name of Carolyn Cusick to purchase 37,500 shares of Common Stock (filed as Exhibit 4d to the Company's Report on from 10-Q for the quarter ended September 30, 1998 and incorporated by reference).

  10.39 Warrant dated August 18, 1998 in the name of Porter Capital Corporation to purchase 37,500 shares of Common Stock (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.40 $250,000 7% Convertible Debenture in the name of Sovereign Partners dated September 29, 1998 (filed as Exhibit 4e to the Company's Report on From 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.41 Factoring Agreement dated October 2, 1998 with K & L Financial, Inc (filed as Exhibit 10a to the Company's Report on From 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.42 Asset Purchase Agreement and exhibits thereto dated October 2, 1998 with Triple L, Ltd. (filed as Exhibit 10b to the Company's Report on From 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.43 Financial Consulting and Investment Banking Agreement with Schneider Securities, Inc. dated December 29, 1998.

  10.44 Warrant to purchase 1,200,000 shares of Common Stock, dated December 29, 1998 in the name of Schneider Securities, Inc.

  10.45 12% $500,000 Subordinated Promissory Note, dated November 20, 1998 in the name of Project Capital Finance LLP

  10.46 Warrant to Purchase 1,000,000 shares of Common Stock, dated November 20, 1998 in the name of Project Capital Finance LLP

  10.47   Consulting Agreement with C. Robert Cusick dated May 11, 1998

  10.48   Sock Option in the name of Dhananjay G. Wadekar, dated November 19,
          1998.

  10.49   Stock Option in the name of C. Robert Cusick, dated November 19, 1998.

  10.50 Consultant Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on From S-8, File No. 33-57249, filed on June 19, 1998 and incorporated hereby by reference)

  10.51 Warrant to purchase 500,000 shares of Common Stock for $0.05 per share, dated January 26, 1999 in the name of Zinga Investment Ltd. (filed as Exhibit 10.1 to the Company's Report on From 10-QSB for quarter ended March 31,1999).

  10.52 $500,000 Promissory Note Dated January 26, 1999 in the name of Antonio Fernandez (filed as Exhibit 10.2 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

  10.53 Warrant to purchase 2,000 shares of Common Stock for $0.30 per share, dated January 26, 1999 In the name of Alvin Alfonso (filed as Exhibit
          10.3 to the Company's Report on From 10-QSB dated March 31, 1999).

  10.54 Warrant to purchase 35,500 shares of Common Stock for $0.05 per share, dated January 26, 1999 in the name of Global Holdings LLP (filed as Exhibit 10.4 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.55 Form of 12% Note Due May 28, 1999 issued in connection with the Company's private placement of Units, each consisting of $25,000 Note and a warrant to purchase 15,00 shares of Common Stock (filed as Exhibit 10.5 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.56 Warrant to purchase 500,000 shares of Common tock, dated January 26, 1999 issued in connection with the Company's private placement of nits, each consisting of a $25,000 Note and a warrant to purchase 15,000 shares of Common Stock (filed as Exhibit 10.6 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.57 Warrant to purchase 200,000 shares of Common Stock for $0.22 per share, dated February 18, 1999 in the name of David Slavny (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.58 Stock Option in the name of C. Robert Cusick, dated February 4, 1999* (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.59 Stock Option in the mane of Dhananjay Wadekar, dated February 4, 1999* (filed as Exhibit 10.8 to the Company's Report on the Form 10-QSB for quarter ended March 31, 1999).

  10.60 Stock Option in the name of Steven Georgiev, dated February 4, 1999* (filed as Exhibit 10.9 to the Company's Report on the Form 10-QSB for quarter ended March 31, 1999).

  10.61 Stock Option in the name of Howard Schneider, dated November 19, 1998* (filed as Exhibit 10.10 to the Company's Report for quarter ended March 31, 1999).

  10.62 Stock Option in the name of Steven Georgiev, dated November 19, 1998* (filed as Exhibit 10.11 to the Company's Report for the quarter ended March 31, 1999).

  10.63 From of 9% Subordinated Convertible Debenture (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.64 Securities Purchase Agreement dated May 13, 1999 by and among the Company and the several purchasers name therein (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.65 Form of Debenture issued in connection with the Mary 13, 1999 Securities Purchase Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.66 Form of Common Stock Purchase Warrant issued in connection with the May 13, 1999 (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.67 Registration Rights Agreement dated May 13, 1999 (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.68 Form of Exchange Agreement dated June 29, 1999 (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.69 Certificate of Designations, Preferences, and Rights of Series I Preferred Stock (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.70 Loan Agreement between Able Laboratories, Inc. and New Jersey Economic Development Authority dated June 1, 1999 (filed as Exhibit 10.8 to the Company's Report on From 10-QSB for quarter ended June 30, 1999).

  10.71 $2,000,000 Promissory Note of Able Laboratories, Inc. dated June 1, 1999 (filed as Exhibit 10.9 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999).

  10.72 Leasehold Mortgage Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999 (filed as Exhibit 10.10 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999).

  10.73 Guaranty of DynaGen, Inc. dated June 1, 1999 in favor of New Jersey Economic Development Authority (filed as Exhibit 10.11 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999)

  10.74 Warrant to Purchase 100,000 shares of Common Stock in the name of Project Capital Partners, LLC (field as Exhibit 10.12 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999).

  10.75 Consulting Agreement with Investors Relations Services, Inc. dated April 1, 1999 (filed as Exhibit 10.13 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999)

  10.76 Subscription Agreement for Series J Preferred Stock dated July 1999 (filed as Exhibit 10.1 to the Company's Report on form 10-QSB for quarter ended September 30, 1999)

  10.77 Registration Rights Agreement for Series J Preferred Stock dated July, 199 (filed as Exhibit 10.2 to the Company' Report on form 10-QSB for quarter ended September 30, 1999)

  10.78 Form of Subscription Agreement for Series K Preferred Stock dated November, 1999 (filed as Exhibit 10.3 to the Company's Report on from 10-QSB for quarter ended September 30, 1999).

  10.79 Form of Registration Rights Agreement for Series K Preferred Stock dated November, 1999 (filed as Exhibit 10.4 to the Company's Report on form 10-QSB for quarter ended September 30, 1999).

  10.80 Loan and Security Agreement with BankBoston, NA dated November 30, 1999 (filed as Exhibit 10.1 to the Company's Report S-3, File No. 333-94583, dated January 12, 2000 and incorporated by reference).

  10.81 Warrant dated November 29, 1999 to purchase 250,000 shares of Common Stock in the name of FSC Corp.

  10.82 Amendment and Agreement between the Company, Finova Mezzanine Capital Inc. f/k/a Sirrom Capital Corporation and Argosy Investment Partners, L.P

  10.83 Warrant dated November 29, 1999 to purchase 266,667 shares of Common Stock in the name of Finova Mezzanine Capital Inc.

  10.84 Warrant dated November 29, 1999 to purchase 133,333 shares of Common Stock in the name of Argosy Investment Partners, L.P.

  10.85 Guaranty of GDI dated November 29, 1999 in favor of Finova Mezzanine Capital Inc. for itself and in its capacity as Collateral Agent

  10.86 Security Agreement dated November 29, 1999 between GDI and Finova Mezzanine Capital Inc. for itself and in its capacity as Collateral Agent

  10.87 Form of Warrant to purchase common stock issued to Project Capital Partners

  10.88 Form of Warrant dated November 30, 1999 to purchase common stock issued for services rendered in connection with BankBoston loan agreement

  10.89 Option to purchase 450,000 shares of common stock at $0.25 per share, in the name of Steven Georgiev

  10.90 Option to purchase 4,600,000 shares of common stock at $0.25 per share, in the name of Dhananjay Wadekar

  10.91 Option to purchase 4,100,000 shares of common stock at $0.25 per share, in the name of C. Robert Cusick

  10.92 Option to purchase 600,000 shares of common stock at $0.25 per share, in the name of F. Howard Schneider

  10.93 Option to purchase 500,000 shares of common stock at $0.25 per share, in the name of Steven Georgiev

  21.1    Subsidiaries of the Registrant

  23.1    Consent of Wolf & Co., P.C.

  24.1 Power of Attorney (contained on the signature page of this Annual Report on Form 10-KSB).

  27.1    Financial Data Schedule

---------------------------
* Indicates a management contract or any compensatory plan, contract or arrangement.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)    Exhibits

       The Company hereby file as part of this Form 10-KSB the exhibits listed in Item 13 (a) (3) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DYNAGEN, INC.

                                        By:  /s/ C. Robert Cusick
                                            ----------------------------------
                                             C. Robert Cusick
                                             President, Chief Executive Officer
                                             and Treasurer

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

                Signature                        Date                                  Title
          /S/ C. ROBERT CUSICK              March 30, 2000       President, Chief Executive Officer, Treasurer and
---------------------------------------------------------------  Director (PRINCIPAL EXECUTIVE OFFICER)
            C. ROBERT CUSICK


        /S/ DHANANJAY G. WADEKAR            March 30, 2000       Executive Vice President and Director
---------------------------------------------------------------  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
          DHANANJAY G. WADEKAR


         /S/ F. HOWARD SCHNEIDER            March 30, 2000       Director
---------------------------------------------------------------
           F. HOWARD SCHNEIDER


                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
  3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

  3.2 By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

  3.3 Certificate of Designations, Preferences, and Rights of Series J Preferred Stock (filed as Exhibit 3.3 to the Company's Report on Form 10-QSB for quarter ended September 30, 1999).

  3.4 Certificate of Designations, Preferences, and Rights of Series K Preferred Stock (filed as Exhibit 3.4 to the Company's Report on Form 10-QSB for quarter ended September 30, 1999).

  3.5 Certificate of Designations, Preferences, and Rights of Series L Preferred Stock

  4.1 Specimen common stock certificate (filed as Exhibit 4a to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

  4.2 Stock Purchase Warrant for 56,250 shares of common stock dated august 1999 in the name of Argosy Investment Partners, L.P. (filed as Exhibit
          4.1 to the Company's Report on Form 10-QSB for quarter ended September 30,1999).

  4.3 Stock purchase warrant for 112,500 shares of common stock dated August 1999 in the name of Sirrom Capital Corporation . (filed as Exhibit 4.2 to the Company's Report on Form 10-QSB for quarter ended September 30,1999).

  4.4 Stock purchase warrant for 33,334 shares of common stock dated June 1999 in the name of Kenilworh LLC. (filed as Exhibit 4.3 to the Company's Report on Form 10-QSB for quarter ended September 30,1999).

  10.1* 1989 Stock Option Plan, as amended (filed as Exhibit 10c to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

  10.2* Form of Incentive Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

  10.3* Form of Incentive Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

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

  10.11 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Sirrom Capital Corporation (filed as Exhibit 4.6 to Registrant's Current Report on Form 8-K dated June 18, 1997 and incorporated by reference)

  10.12 Secured Promissory Note dated June 18, 1997 issued by DynaGen to Odyssey Investment Partners (filed as Exhibit 4.7 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

  10.13 Stock Purchase Warrant dated June 18, 1997 issued by DynaGen to Sirrom Capital Corporation (filed as Exhibit 4.9 to Registrant's Current Report on Form 8-K dated June 19, 1997, and incorporated by reference).

  10.14 Stock Purchase Warrant dated June 18, 1997, issued by DynaGen to Odyssey Investment Partners, LP (filed as Exhibit 4.8 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

  10.15 Pledge and Security Agreement dated June 18, 1997 issued by DynaGen to Sirrom Capital Corporation (filed as Exhibit 4.10 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

  10.16 Stock Purchase Warrant dated June18, 1997 issued by DynaGen to Superior to Sirrom Capital Corporation (filed as Exhibit 4.20 to Registrant's Current Report on Form 8-K dated June 18, 1997, and incorporated by reference).

  10.17 Stock Purchase Warrant dated June 18, 1997 issued by Superior to Odyssey Investment Partners (filed as Exhibit 4.21 to Registrant's Current Report on Form 8-Kj dated June 18, 1997, and incorporated by reference).

  10.18 Lease Agreement dated November 29, 1984 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as
          Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.19 Space Expansion and Term Extension Agreement dated April 1988 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (files as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.20 Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as
          Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.21 Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10v to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.22 Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference).

  10.23 Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.24 Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.25 Loan Agreement dated June 18, 1997 among DynaGen, Sirrom, and Odyssey (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K dated June 17, 1997, and incorporated by reference).

  10.26 Security Agreement dated June 18, 1997 among DynaGen, Sirrom and Odyssey (filed as Exhibit 99.2 to Registrant's Current Report on from 8-K dated June 1997, and incorporated by reference).

  10.27 Term Extension Agreement dated August 28, 1997 between CVN Associated, Inc., and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as
          Exhibit 10ii to the Registrant's Report on Form 10-K for the Year Ended December 31, 1997, and incorporated by reference).

  10.28 Warrant Dated March 19, 1998 in the name of Endeavour Capital Fund S.A. (filed as Exhibit 4f to the Company' Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

  10.29 Warrant to Purchase 350,000 shares of Common Stock, dated June 30, 1998 (file as Exhibit 4d to the Company's Report on From 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.30 Warrant to Purchase 400,000 shares of Common Stock, dated April 1, 1998 (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 ad incorporated herein by reference).

  10.31 Warrant to Purchase 250,000 shares of Common Stock, dated April 1, 1998 (filed as Exhibit 4e to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.32 $250,000 Note dated April 30, 1998 (filed as Exhibit 4f to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.33 $200,000 Noted dated May 13, 1998 (filed as Exhibit 4g to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.34   Letter Agreement dated June 25, 1998 amending terms of Notes (filed as
          Exhibit 4h to the Company's Report on From 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

  10.35 Form of Subscription Agreement for Series H Convertible Preferred Stock (filed as Exhibit 4i to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.36 Warrant dated August 26, 1998 in the name of Michael Sorrell to purchase 150,000 shares of Common Stock. (filed as Exhibit 4a to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.37 Warrant dated August 1, 1998 in the name of Fortress Financial to purchase 200,000 shares of Common Stock (filed as Exhibit 4b to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.38 Warrant dated August 18, 1998 in the name of Carolyn Cusick to purchase 37,500 shares of Common Stock (filed as Exhibit 4d to the Company's Report on from 10-Q for the quarter ended September 30, 1998 and incorporated by reference).

  10.39 Warrant dated August 18, 1998 in the name of Porter Capital Corporation to purchase 37,500 shares of Common Stock (filed as Exhibit 4d to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.40 $250,000 7% Convertible Debenture in the name of Sovereign Partners dated September 29, 1998 (filed as Exhibit 4e to the Company's Report on From 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.41 Factoring Agreement dated October 2, 1998 with K & L Financial, Inc (filed as Exhibit 10a to the Company's Report on From 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.42 Asset Purchase Agreement and exhibits thereto dated October 2, 1998 with Triple L, Ltd. (filed as Exhibit 10b to the Company's Report on From 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

  10.43 Financial Consulting and Investment Banking Agreement with Schneider Securities, Inc. dated December 29, 1998.

  10.44 Warrant to purchase 1,200,000 shares of Common Stock, dated December 29, 1998 in the name of Schneider Securities, Inc.

  10.45 12% $500,000 Subordinated Promissory Note, dated November 20, 1998 in the name of Project Capital Finance LLP

  10.46 Warrant to Purchase 1,000,000 shares of Common Stock, dated November 20, 1998 in the name of Project Capital Finance LLP

  10.47   Consulting Agreement with C. Robert Cusick dated May 11, 1998

  10.48   Sock Option in the name of Dhananjay G. Wadekar, dated November 19,
          1998.

  10.49   Stock Option in the name of C. Robert Cusick, dated November 19, 1998.

  10.50 Consultant Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on From S-8, File No. 33-57249, filed on June 19, 1998 and incorporated hereby by reference)

  10.51 Warrant to purchase 500,000 shares of Common Stock for $0.05 per share, dated January 26, 1999 in the name of Zinga Investment Ltd. (filed as Exhibit 10.1 to the Company's Report on From 10-QSB for quarter ended March 31,1999).

  10.52 $500,000 Promissory Note Dated January 26, 1999 in the name of Antonio Fernandez (filed as Exhibit 10.2 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

  10.53 Warrant to purchase 2,000 shares of Common Stock for $0.30 per share, dated January 26, 1999 In the name of Alvin Alfonso (filed as Exhibit
          10.3 to the Company's Report on From 10-QSB dated March 31, 1999).

  10.54 Warrant to purchase 35,500 shares of Common Stock for $0.05 per share, dated January 26, 1999 in the name of Global Holdings LLP (filed as
          Exhibit 10.4 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.55 Form of 12% Note Due May 28, 1999 issued in connection with the Company's private placement of Units, each consisting of $25,000 Note and a warrant to purchase 15,00 shares of Common Stock (filed as Exhibit 10.5 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.56 Warrant to purchase 500,000 shares of Common tock, dated January 26, 1999 issued in connection with the Company's private placement of nits, each consisting of a $25,000 Note and a warrant to purchase 15,000 shares of Common Stock (filed as Exhibit 10.6 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.57 Warrant to purchase 200,000 shares of Common Stock for $0.22 per share, dated February 18, 1999 in the name of David Slavny (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.58 Stock Option in the name of C. Robert Cusick, dated February 4, 1999* (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for quarter ended March 31, 1999).

  10.59 Stock Option in the mane of Dhananjay Wadekar, dated February 4, 1999* (filed as Exhibit 10.8 to the Company's Report on the Form 10-QSB for quarter ended March 31, 1999).

  10.60 Stock Option in the name of Steven Georgiev, dated February 4, 1999* (filed as Exhibit 10.9 to the Company's Report on the Form 10-QSB for quarter ended March 31, 1999).

  10.61 Stock Option in the name of Howard Schneider, dated November 19, 1998* (filed as Exhibit 10.10 to the Company's Report for quarter ended March 31, 1999).

  10.62 Stock Option in the name of Steven Georgiev, dated November 19, 1998* (filed as Exhibit 10.11 to the Company's Report for the quarter ended March 31, 1999).

  10.63 From of 9% Subordinated Convertible Debenture (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.64 Securities Purchase Agreement dated May 13, 1999 by and among the Company and the several purchasers name therein (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.65 Form of Debenture issued in connection with the Mary 13, 1999 Securities Purchase Agreement (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.66 Form of Common Stock Purchase Warrant issued in connection with the May 13, 1999 (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.67 Registration Rights Agreement dated May 13, 1999 (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.68 Form of Exchange Agreement dated June 29, 1999 (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.69 Certificate of Designations, Preferences, and Rights of Series I Preferred Stock (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

  10.70 Loan Agreement between Able Laboratories, Inc. and New Jersey Economic Development Authority dated June 1, 1999 (filed as Exhibit 10.8 to the Company's Report on From 10-QSB for quarter ended June 30, 1999).

  10.71 $2,000,000 Promissory Note of Able Laboratories, Inc. dated June 1, 1999 (filed as Exhibit 10.9 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999).

  10.72 Leasehold Mortgage Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999 (filed as Exhibit 10.10 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999).

  10.73 Guaranty of DynaGen, Inc. dated June 1, 1999 in favor of New Jersey Economic Development Authority (filed as Exhibit 10.11 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999)

  10.74 Warrant to Purchase 100,000 shares of Common Stock in the name of Project Capital Partners, LLC (field as Exhibit 10.12 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999).

  10.75 Consulting Agreement with Investors Relations Services, Inc. dated April 1, 1999 (filed as Exhibit 10.13 to the Company's Report on Form 10-QSB for quarter ended June 30, 1999)

  10.76 Subscription Agreement for Series J Preferred Stock dated July 1999 (filed as Exhibit 10.1 to the Company's Report on form 10-QSB for quarter ended September 30, 1999)

  10.77 Registration Rights Agreement for Series J Preferred Stock dated July, 199 (filed as Exhibit 10.2 to the Company' Report on form 10-QSB for quarter ended September 30, 1999)

  10.78 Form of Subscription Agreement for Series K Preferred Stock dated November, 1999 (filed as Exhibit 10.3 to the Company's Report on from 10-QSB for quarter ended September 30, 1999).

  10.79 Form of Registration Rights Agreement for Series K Preferred Stock dated November, 1999 (filed as Exhibit 10.4 to the Company's Report on form 10-QSB for quarter ended September 30, 1999).

  10.80 Loan and Security Agreement with BankBoston, NA dated November 30, 1999 (filed as Exhibit 10.1 to the Company's Report S-3, File No. 333-94583, dated January 12, 2000 and incorporated by reference).

  10.81 Warrant dated November 29, 1999 to purchase 250,000 shares of Common Stock in the name of FSC Corp.

  10.82 Amendment and Agreement between the Company, Finova Mezzanine Capital Inc. f/k/a Sirrom Capital Corporation and Argosy Investment Partners, L.P

  10.83 Warrant dated November 29, 1999 to purchase 266,667 shares of Common Stock in the name of Finova Mezzanine Capital Inc.

  10.84 Warrant dated November 29, 1999 to purchase 133,333 shares of Common Stock in the name of Argosy Investment Partners, L.P.

  10.85 Guaranty of GDI dated November 29, 1999 in favor of Finova Mezzanine Capital Inc. for itself and in its capacity as Collateral Agent

  10.86 Security Agreement dated November 29, 1999 between GDI and Finova Mezzanine Capital Inc. for itself and in its capacity as Collateral Agent

  10.87 Form of Warrant to purchase common stock issued to Project Capital Partners

  10.88 Form of Warrant dated November 30, 1999 to purchase common stock issued for services rendered in connection with BankBoston loan agreement

  10.89 Option to purchase 450,000 shares of common stock at $0.25 per share, in the name of Steven Georgiev

  10.90 Option to purchase 4,600,000 shares of common stock at $0.25 per share, in the name of Dhananjay Wadekar

  10.91 Option to purchase 4,100,000 shares of common stock at $0.25 per share, in the name of C. Robert Cusick

  10.92 Option to purchase 600,000 shares of common stock at $0.25 per share, in the name of F. Howard Schneider

  10.93 Option to purchase 500,000 shares of common stock at $0.25 per share, in the name of Steven Georgiev

  21.1    Subsidiaries of the Registrant

  23.1    Consent of Wolf & Co., P.C.

  24.1 Power of Attorney (contained on the signature page of this Annual Report on Form 10-KSB).

  27.1    Financial Data Schedule

---------------------------
* Indicates a management contract or any compensatory plan, contract or arrangement.