Form 10QSB
period 2000-03-31
DYNAGEN INC
filed 2000-05-15
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                         Commission File Number 1-11352
                         ------------------------------


                                  DYNAGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              04-3029787
-------------------------------                                -------------
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

As of May 4, 2000 there were outstanding 70,495,344 shares of common stock, $.01 par value per share.

================================================================================

                                  DYNAGEN, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                  MARCH 31,2000

                                TABLE OF CONTENTS


Facing Page                                                                 1
Table of Contents                                                           2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                  Condensed Consolidated Balance Sheet                      3
                  Condensed Consolidated Statements of Loss                 5
                  Condensed Consolidated Statements of Changes
                     in Stockholders' Equity (Deficit)                      6
                  Condensed Consolidated Statements of Cash Flows           7
                  Notes to Unaudited Condensed Consolidated
                     Financial Statements                                   8

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        12
         Item 2.  Changes in Securities                                    12
         Item 3.  Defaults on Senior Securities                            12
         Item 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                 14



(*) The financial information at December 31, 1999 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

PART I.  FINANCIAL INFORMATION

                                  DYNAGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------

                                     ASSETS

                                                   March 31,        December 31,
                                                     2000              1999
                                                  -----------       -----------
Current assets:
Cash and cash equivalents                         $   280,595       $   310,549
Accounts receivable, net of
    allowance for doubtful accounts of
    $85,233 and $270,025                            5,663,195         5,582,646
Rebates                                               390,665           262,380
Inventory                                           7,264,074         7,148,604
Notes receivable                                      110,000            85,000
Prepaid expenses and other current assets             859,318           395,726
                                                  -----------       -----------

Total current assets                               14,567,847        13,784,905
                                                  -----------       -----------

Property and equipment, net                         3,779,368         3,852,842
                                                  -----------       -----------
Other assets:
Customer lists, net of accumulated
    amortization                                    2,156,311         2,385,098
Deferred debt financing costs, net
    of accumulated amortization                       854,962           885,988
Deposits and other assets                             283,670           320,794
                                                  -----------       -----------

Total other assets                                  3,294,943         3,591,880
                                                  -----------       -----------
                                                  $21,642,158       $21,229,627
                                                  ===========       ===========



     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                   -----------

                                                     March 31       December 31
                                                       2000            1999
                                                   ------------    ------------
Current Liabilities:
Bank overdraft                                     $  1,419,321    $       --
Notes payable and current portion
    of long-term debt                                 9,091,048       9,826,615
Accounts payable and accrued expenses                 4,044,714       5,070,285
Warrant put liability, current portion                  645,639            --
Settlement obligation, current portion                   15,160          14,806
                                                   ------------    ------------
Total current liabilities                            15,215,882      14,911,706
Warrant put liability, less current portion             372,639         984,769
Long term debt, less current portion                  4,188,875       4,190,000
Settlement obligation, less current portion             463,664         467,589
                                                   ------------    ------------
Total liabilities                                    20,241,060      20,554,064
                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000
    shares authorized, 49,654 and 55,924 shares
    of Series A through L outstanding,
    (liquidation value $5,327,024 and $6,468,214)           497             559
Common stock, $.01 par value, 75,000,000 shares
    authorized, 70,495,344 and 63,854,946 shares
    issued and outstanding                              704,953         638,549
Additional paid-in capital                           59,545,935      58,341,326
Accumulated deficit                                 (58,850,287)    (58,304,871)
                                                   ------------    ------------
Total stockholders' equity                            1,401,098         675,563
                                                   ------------    ------------
                                                   $ 21,642,158    $ 21,229,627
                                                   ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
                         -------------------------------


                                                      Three Months Ended,
                                                -------------------------------
                                                  March 31,          March 31,
                                                    2000               1999
                                                ------------       ------------
Sales, net                                      $  8,121,748       $  7,024,798
Cost of sales                                      6,096,084          5,616,657
                                                ------------       ------------
      Gross profit                                 2,025,664          1,408,141
                                                ------------       ------------
Operating expenses:
  Selling, general and administrative              1,831,178          1,990,817
  Research and development                           307,750            176,354
  Loss on impairment of customer lists                  --              400,000
                                                ------------       ------------
      Total operating expenses                     2,138,928          2,567,171
                                                ------------       ------------
      Operating loss                                (113,264)        (1,159,030)
                                                ------------       ------------
Other income (expense):
  Investment income, net                               3,872              6,030
  Interest and financing expense                    (447,449)          (768,731)
  Miscellaneous income                                11,425             24,721
                                                ------------       ------------
      Other income (expense), net                   (432,152)          (737,980)
                                                ------------       ------------
      Net loss                                      (545,416)        (1,897,010)
Less returns to preferred stockholders:
  Beneficial conversion feature                         --              191,750
  Dividends paid and accrued                          38,028             16,123
                                                ------------       ------------
Net loss applicable to common stock             $   (583,444)      $ (2,104,883)
                                                ============       ============

Net loss per share-basic                        $      (0.01)      $      (0.05)
                                                ============       ============

Weighted average shares outstanding               66,266,687         40,003,490
                                                ============       ============




     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------
                        Three Months Ended March 31, 2000




                                   PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                              -------------------------   ---------------------------     PAID-IN      ACCUMULATED
                                SHARES        AMOUNT         SHARES         AMOUNT        CAPITAL        DEFECIT         TOTAL
                              ----------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1999      55,924   $        559     63,854,946   $    638,549   $ 58,341,326   $(58,304,871)  $    675,563

Conversion of preferred stock     (6,270)           (62)     3,963,198         39,632        (39,570)          --             --
Conversion of debt                  --             --          786,000          7,860        441,767           --          449,627
Stock and stock warrants
issued for services                 --             --        1,151,000         11,510        765,264           --          776,774
Stock options and warrants
exercised                           --             --          740,200          7,402         37,148           --           44,550
Net Loss                            --             --             --             --             --         (545,416)      (545,416)
                              ----------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2000         49,654   $        497     70,495,344   $    704,953   $ 59,545,935   $(58,850,287)  $  1,401,098
                              ==========   ============   ============   ============   ============   ============   ============













     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (unaudited)
                                   -----------

                                                            Three Months Ended
                                                        --------------------------
                                                         March 31,      March 31,
                                                           2000           1999
                                                        -----------    -----------
Cash flows from operating activities:
Net loss                                                $  (545,416)   $(1,897,010)
Adjustments to reconcile net loss to net cash used
    for operating activities:
Loss on impairment of customer list                            --          400,000
Beneficial conversion feature of convertible note              --           62,500
Stock, stock options and warrants issued for services       776,774        184,835
Depreciation and amortization                               506,940        413,660
(Increase) decrease in operating assets:
Accounts receivable                                         (80,549)      (499,785)
Rebates                                                    (128,285)       (35,050)
Inventory                                                  (115,470)      (336,854)
Prepaid expenses and other current assets                  (463,592)        92,836
Deposits and other assets                                   (15,116)       (45,713)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                      (979,515)       538,303
Deferred revenue                                               --          (11,966)
                                                        -----------    -----------

Net cash used for operating activities                   (1,044,229)    (1,134,244)
                                                        -----------    -----------

Cash flows from investing activities:
Purchase of property and equipment                          (57,904)      (217,604)
(Increase) in notes receivable                              (25,000)          --
Increase in deferred financing and acquisition costs        (30,000)          --
                                                        -----------    -----------
Net cash used for investing activities                     (112,904)      (217,604)
                                                        -----------    -----------
Cash flows from financing activities:
Net proceeds from stock warrants and options                 44,550           --
Net proceeds from debt placement                               --        1,345,000
Repayment of debt obligations                              (141,077)      (218,526)
Net change in line of credit                               (195,615)        77,980
Net change in accounts receivable factoring                    --          (29,190)
Increase in bank overdraft                                1,419,321        284,312
                                                        -----------    -----------
Net cash provided by financing activities                 1,127,179      1,459,576
                                                        -----------    -----------

Net change in cash and cash equivalents                     (29,954)       107,728
Cash and cash equivalents at beginning                      310,549         97,045
                                                        -----------    -----------

Cash and cash equivalents at end                        $   280,595    $   204,773
                                                        ===========    ===========
Supplemental cash and flow information:
    Interest paid                                       $   269,958    $   187,514
    Common stock issued for convertible
    note payable and accrued interest                       449,627        220,719

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

     The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31,1999 filed with the Securities and Exchange Commision.

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

2.   INVENTORY

     Inventory consists of the following:
                                              March 31,        December 31,
                                                2000               1999
                                             ----------         ----------
         Raw Materials                       $  706,955         $  752,627
         Work-in-progress                        16,138             35,345
         Finished goods                       6,540,981          6,360,632
                                             ----------         ----------
                                             $7,264,074         $7,148,604
                                             ==========         ==========


3.   PROPERTY AND EQUIPMENT
                                              March 31,        December 31,
                                                2000               1999
                                             ----------         ----------
         Machinery and equipment             $2,884,066         $2,811,296
         Furniture, fixtures, and computer    1,121,563          1,146,223
         Leasehold improvements               1,276,635          1,266,846
                                             ----------         ----------
                                              5,282,264          5,224,365
         Less accumulated depreciation
              and amortization               (1,502,896)        (1,371,523)
                                             ----------         ----------
                                             $3,779,368         $3,852,842
                                             ==========         ==========

4.   DEBT

     Notes payable consist of the following:
                                              March 31,        December 31,
                                                2000               1999
                                             ----------         ----------
         Bridge loans                        $  466,437         $1,006,389
         Machinery & equipment financing        150,000            150,000
         9% convertible debenture               980,000            980,000
         NJEDA bonds                          2,000,000          2,000,000
         Working capital loan - BankBoston    7,434,611          7,630,226
         Senior subordinated debt             2,248,875          2,250,000
                                             ----------         ----------
         Total                               13,279,923         14,016,615
         Less current portion                 9,091,048          9,826,615
                                             ----------         ----------
         Long-term debt                      $4,188,875         $4,190,000
                                             ==========         ==========

WORKING CAPITAL LOAN - BANKBOSTON

     As of March 31, 2000, the Company was in default of certain loan covenants, as a result the Company and the bank have agreed to limit the borrowing on this line to $8.5 million. The Company has indicated to the bank that it will seek a replacement lender to maximize its borrowing on its assets.

5.   SUBSEQUENT EVENTS

     During April and May 2000, the Company received $500,000 through the sale of 500 shares of its Series J Preferred Stock. The shares of Series J Preferred Stock are convertible into common stock at 80% of the average closing bid price of common stock for the five trading days immediately proceeding the conversion notice from the investor. The conversion can take place on the earlier of (1) 90 days from original issue date, or (2) the date on which a registration statement is declared effective by the Securities Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue" and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations;
(2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors listed below, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to be materially worse than the expectations we describe in our forward-looking statements.

     Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

     In addition to the risks and uncertainties posed generally by the generic drug industry, we face the following risks and uncertainties:

o our auditors have expressed doubt about our ability to continue as a going concern;

o if we cannot raise significant additional funds, then we will have to substantially curtail our operations and investors could lose their investment;

o if we continue to incur losses, then the value of our common stock will likely decline; we face intense competition from other manufacturers of generic drugs;

o if the Boston Stock Exchange were to delist our common stock, we will have greater difficulty raising the capital we need to continue operations;

o if our common stock becomes subject to penny stock rules, investors may have greater difficulty selling their shares;

o    we are obligated to issue a large number of shares of common stock;

o the value of the common stock fluctuates widely and investors could lose money on your investment in our stock;

o    we may face product liability for which we are not adequately insured;

o and intense regulation by government agencies may delay our efforts to commercialize our proposed drug products.

     Because of the foregoing and other factors, we may experience material fluctuations in its future operating results on a quarterly or annual basis which could materially adversely affect its business, financial condition, operating results and stock price.

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

Results of Operations Three Months Ended March 31, 2000
-------------------------------------------------------

     Revenues for the three-month period ended March 31, 2000 were $8,121,748 compared to $7,024,798 for the period ended March 31, 1999. The increase of $1,096,950 or 16% is primarily the result of improved sales due to introduction of two new products at Able.

     Cost of product sales was $6,096,084, or 75% of product sales for the three-month period ended March 31, 2000, compared to $5,616,657, or 80% of product sales for the period ending March 31, 1999. The increase in the gross profit margin to 25% is due to the higher margins of new products being manufactured at Able Laboratories.

     Research and development expenses for the three-month period ended March 31,2000 were $307,750 compared to $176,354 for the three-month period ended March 31, 1999. All of these expenses relate to research which is currently being conducted at Able Laboratories to develop generic drugs. Able currently has eight new products pending approval with the FDA and will be increasing its research and development activities for a broad range of products over the next several months.

     Selling, general and administrative expenses for the three-month period ended March 31, 2000 were $1,831,178 compared to $1,990,817 for the three-month period ended March 31, 1999. The decrease of $159,639 in expenses is due to our corporate wide effort to reduce expenses.

     We recorded a $400,000 loss on impairment of Superior's customer lists in the first quarter of 1999 based on our revised projections of Superior's cash flows after reviewing Superior's performance during the first quarter of 1999.

     Interest and financing expenses of $447,449 for the three-month period ended March 31, 2000, compared to $768,731 for the three-month period ended March 31, 1999, relate primarily to private placements of debt instruments. We issued several warrants in connection with debt placements, the values of which are included in our financing costs. The decrease of $321,282 is due to favorable lending rate for our new line of credit, the reduction of interest expenses on debt to Superior selling shareholders and also due to the elimination of any factoring expenses.

     We recorded an operating loss of $113,264 for the three months ended March 31, 2000, compared to an operating loss of $1,159,030 for the three months ended March 31, 1999, a decrease of approximately 90%. We record a net loss applicable to common stock of $545,416, or $0.01 per share, for the three months ended March 31, 2000, compared to a net loss applicable to common stock of $2,104,883 or $0.05 per share for the three months ended March 31, 1999, a decrease of approximately 74%. The improved results were primarily due to increased revenues and decreased selling, general and administrative expense, as well as the fact that the $400,000 impairment loss and $191,750 beneficial conversion feature recorded in the 1999 period did not recur in the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had a working capital deficit of $648,035 compared to a working capital deficit of $1,126,801 at December 31, 1999. Cash was $280,595 at March 31, 2000 compared to $310,549 at December 31, 1999. Working capital increased primarily as a result of conversions of debt to equity and stock and warrants issued for services. We expect our cash needs for the next 12 months to be approximately $4,000,000. We expect to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, we will be forced to curtail or suspend our research and development and other business activities. See "Certain Factors That May Affect Future Results."

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

     In November 1999, we secured a line of credit for working capital from BankBoston N.A. Borrowings under the line are secured by substantially all the assets of DynaGen and its subsidiaries. Under this agreement, we can borrow up to 85% of our eligible accounts receivable and 60% of our eligible inventory. The bank has also extended a term loan secured by the equipment at Able. This loan is being amortized over 12 months and the BankBoston credit facility has replaced the three separate lenders (Huntington National Bank, Fleet Bank and K & L Financial) that were providing credit separately to our three different operating facilities. Consolidating this borrowing has removed the cash flow restrictions we were under, so that now cash can be transferred between DynaGen and the operating subsidiaries. We use this line of credit primarily for our working capital needs. As of May 8, 2000, we had borrowed the maximum available amount of approximately $7,699,000 under this facility.

     As of March 31, 2000, we were in default of certain loan covenants, and as a result we have agreed to limit the borrowing on this line to $8.5 million. We have indicated to the bank that we will seek a replacement lender to maximize our ability to borrow on our assets. We expect to achieve this in the next several months.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 12, 1999, we commenced a civil lawsuit against Kali Laboratories, Inc., its principal officer, and two of its employees in the Superior Court of New Jersey, Chancery Division, in Middlesex County. The litigation arises out of the Company's 1997 agreement with Kali for the development and marketing of seven products. The Complaint sought to 1) recover monetary damages for defendants' breaches of contract and confidentiality, misappropriation of DynaGen's intellectual property, and unfair dealing and 2) enjoin the defendants from using DynaGen's intellectual property for their purposes. In May of 1999, the defendants filed counterclaims against DynaGen and three of our corporate officers. In its counterclaim, Kali claims monetary damages for breach of contract, and alleges ownership of the intellectual property. The employee defendants, who are former employees of DynaGen, claim to have been defamed and wrongfully terminated. DynaGen and its officers share a common legal defense to these counterclaims, and we intend vigorously to defend against them.

     We are also involved in certain other legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations

ITEM 2.  CHANGE IN SECURITIES

     a.  Not applicable

     b. Sales of Unregistered Securities. In the three months ended March 31, 2000, we sold the following securities:

     In February, 2000, we issued seven warrants to purchase a total of 97,500 shares of common stock at an exercise price of $0.25 pursuant to the conversion of certain debt obligations.

     In February, 2000, we also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.25 in connection with consulting services provided during the first quarter.

     In March, 2000, we issued 786,000 shares of common stock as a result of conversion of its 12% promissory notes together with accrued interest.

     In March, 2000, we issued 1,111,000 shares of common stock to a public relations firm for services to be provided during the twelve months following the date of issue.

     During the quarter ending March 31, 2000, we issued 4,743,398 shares of common stock upon the exercise of options and warrants and conversion of preferred stock.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     In November 1999, we secured a line of credit for working capital from BankBoston N.A. Borrowings under the line are secured by substantially all the assets of DynaGen and its subsidiaries. The bank also extended a term loan secured by equipment at Able, which is being amortized over 12 months. As of March 8, 2000, we had borrowed the maximum available amount of approximately $7,699,000 under this facility.

     As of March 31, 2000, we were in default of certain loan covenants, and as a result we have agreed with the bank to limit the borrowing on this line to $8.5 million. We have indicated to the bank that we will seek a replacement lender in order to maximize our ability to borrow on our assets. We expect to achieve this in the next several months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) List of Exhibits

     The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-B.




Exhibit
No.         Item
-------     ----

3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

3.2 By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

27.1        Financial Data Schedule

----------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DYNAGEN, INC.

                                           By: /s/ Dhananjay G. Wadekar
                                               ------------------------
                                               Dhananjay G. Wadekar
                                               Duly Authorized Officer and
                                               Principal Financial and
                                               Accounting Officer

                                  EXHIBIT INDEX





Exhibit
No.         Item
-------     ----

3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

3.2 By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

27.1        Financial Data Schedule