Form 10QSB
period 2000-06-30
DYNAGEN INC
filed 2000-08-14
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                         Commission File Number 1-11352
                         ------------------------------


                                  DYNAGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              04-3029787
-------------------------------                                --------------
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

Yes   X      No  __
     ---

As of August 4, 2000 there were 75,445,713 outstanding shares of common stock, $.01 par value per share.


================================================================================

                                  DYNAGEN, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                                  JUNE 30, 2000

                                TABLE OF CONTENTS


Facing Page                                                                1

Table of Contents                                                          2


PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                  Condensed Consolidated Balance Sheets                    3
                  Condensed Consolidated Statements of Loss                5
                  Condensed Consolidated Statements of Changes
                     in Stockholders' Equity (Deficit)                     7
                  Condensed Consolidated Statements of Cash Flows          8
                  Notes to Unaudited Condensed Consolidated
                     Financial Statements                                  9

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        11




PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                       14
         Item 2.  Changes in Securities                                   15
         Item 3.  Defaults on Senior Securities                           15
         Item 4.  Submission of Matters to a Vote of Security Holders     15
         Item 6.  Exhibits and Reports on Form 8-K                        16



SIGNATURES                                                                17


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

PART I.  FINANCIAL INFORMATION

                                  DYNAGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)
                                   -----------


                                     ASSETS

                                                       June 30,      December 31,
                                                        2000            1999
                                                     -----------     -----------
Current assets:
     Cash and cash equivalents                       $   339,373     $   310,549
     Accounts receivable, net of
         allowance for doubtful
         accounts of $162,371
         and $270,025                                  6,176,302       5,582,646
     Rebates receivable                                  297,050         262,380
     Inventory                                         8,953,070       7,148,604
     Notes receivable                                    110,000          85,000
     Prepaid expenses and other
         current assets                                  692,230         395,726
                                                     -----------     -----------
         Total current assets                         16,568,025      13,784,905
                                                     -----------     -----------

Property and equipment, net                            3,808,286       3,852,842
                                                     -----------     -----------

Other assets:
     Customer lists, net of
         accumulated amortization                      1,927,525       2,385,098
     Deferred debt financing costs,
         net of accumulated amortization                 747,041         885,988
     Deposits and other assets                           204,016         320,794
                                                     -----------     -----------

         Total other assets                            2,878,582       3,591,880
                                                     -----------     -----------
                                                     $23,254,893     $21,229,627
                                                     ===========     ===========

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                                  DYNAGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                  (Unaudited)
                                  -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       June 30,      December 31,
                                                        2000            1999
                                                     -----------     -----------
Current liabilities:
Bank overdraft                                       $ 1,956,827     $        --
Notes payable and current portion of
     long-term debt                                    9,467,567       9,826,615
Accounts payable and accrued expenses                  4,235,971       5,070,285
Warrant put liability, current portion                   667,667              --
Settlement obligation, current portion                    15,523          14,806
                                                     -----------     -----------
         Total current liabilities                    16,343,555      14,911,706
Warrant put liability, less current portion              382,265         984,769
Long term debt, less current portion                   4,128,875       4,190,000
Settlement obligation, less current portion              459,645         467,589
                                                     -----------     -----------
         Total liabilities                            21,314,340      20,554,064
                                                     -----------     -----------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000
     shares authorized, 53,454 and 55,924
     shares of Series A through L outstanding,
     (liquidation value $5,619,357 and
     $6,468,214)                                             534             559
Common stock, $.01 par value, 125,000,000
     shares authorized, 74,251,545 and
     63,854,946 shares issued and outstanding            742,515         638,549
Additional paid-in capital                            61,080,797      58,341,326
Accumulated deficit                                  (59,883,293)    (58,304,871)
                                                     -----------     -----------
         Total stockholders' equity                    1,940,553         675,563
                                                     -----------     -----------
                                                     $23,254,893     $21,229,627
                                                     ===========     ===========



                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                                  DYNAGEN, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)
                                   -----------

                                                       Three Months Ended,
                                                 ------------------------------
                                                   June 30,          June 30,
                                                     2000              1999
                                                 ------------      ------------
Sales, net                                       $  7,979,260      $  6,581,040
Cost of sales                                       6,048,339         5,565,327
                                                 ------------      ------------
       Gross profit                                 1,930,921         1,015,713
                                                 ------------      ------------
Operating expenses:
  Selling, general and administrative               2,436,784         2,365,505
  Research and development                            759,840           322,282
                                                 ------------      ------------
       Total operating expenses                     3,196,624         2,687,787
                                                 ------------      ------------
       Operating loss                              (1,265,703)       (1,672,074)
                                                 ------------      ------------
Other income (expense):
  Investment income, net                                7,707             2,162
  Interest and financing expense                     (524,685)         (376,972)
  Miscellaneous income                                749,675           445,070
                                                 ------------      ------------
       Other income (expense), net                    232,697            70,260
                                                 ------------      ------------
       Net loss                                    (1,033,006)       (1,601,814)
Less returns to preferred stockholders:
  Beneficial conversion feature                       291,667           803,727
  Dividends paid and accrued                           34,812            31,992
                                                 ------------      ------------
Net loss applicable to common stock              $ (1,359,485)     $ (2,437,533)
                                                 ============      ============

Net loss per share-basic                         $      (0.02)     $      (0.05)
                                                 ============      ============

Weighted average shares outstanding                71,301,787        48,664,848
                                                 ============      ============




                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                                  DYNAGEN, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)
                                   -----------

                                                       Six Months Ended,
                                                 ------------------------------
                                                   June 30,          June 30,
                                                     2000              1999
                                                 ------------      ------------
Sales, net                                       $ 16,101,009      $ 13,605,837
Cost of sales                                      11,651,564        11,181,983
                                                 ------------      ------------
      Gross profit                                  4,449,445         2,423,854
                                                 ------------      ------------
Operating expenses:
  Selling, general and administrative               4,760,822         4,356,322
  Research and development                          1,067,589           498,636
  Loss on impairment of customer lists                     --           400,000
                                                 ------------      ------------
      Total operating expenses                      5,828,411         5,254,958
                                                 ------------      ------------
      Operating loss                               (1,378,966)       (2,831,104)
                                                 ------------      ------------
Other income (expense):
  Investment income, net                               11,579             8,193
  Interest and financing expense                     (972,133)       (1,145,704)
  Miscellaneous income                                761,098           469,791
                                                 ------------      ------------
      Other income (expense), net                    (199,456)         (667,720)
                                                 ------------      ------------
      Net loss                                     (1,578,422)       (3,498,824)
Less returns to preferred stockholders:
  Beneficial conversion feature                       291,667           995,377
  Dividends paid and accrued                           72,840            48,115
                                                 ------------      ------------
Net loss applicable to common stock              $ (1,942,929)     $ (4,542,316)
                                                 ============      ============

Net loss per share-basic                         $      (0.03)     $      (0.10)
                                                 ============      ============

Weighted average shares outstanding                68,806,766        44,303,126
                                                 ============      ============




                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                  DYNAGEN, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                                   -----------

                                    Preferred Stock               Common Stock
                               ------------------------    ------------------------     Additional     Accumulated
                                  Shares        Amount        Shares        Amount    Paid-In Capital    Deficit          Total
                               ------------    --------    ------------    --------    ------------    ------------    ------------
Balance at December 31, 1998         52,152    $    521      37,612,612    $376,126    $ 47,181,545    $(50,153,553)   $ (2,595,361)
Stock options and warrants
  exercised                              --          --         345,488       3,455          (3,355)             --             100
Shares issued in private placement    3,000          30              --          --       2,999,970              --       3,000,000
Conversion of preferred stock       (33,027)       (330)     10,258,055     102,581        (102,251)             --              --
Conversion of debt                       --          --       3,407,641      34,076       1,016,810              --       1,050,886
Stock issued for bonus                   --          --         125,000       1,250          27,500              --          28,750
Stock issued for services                --          --       2,790,000      27,900         837,935              --         865,835
Stock and warrants issued for
  Superior Settlement                    --          --       1,500,000      15,000       1,982,000              --       1,997,000
Comprehensive Income: Net loss           --          --              --          --              --      (3,498,824)     (3,498,824)
                               ------------    --------    ------------    --------    ------------    ------------    ------------
Balance at June 30, 1999             22,125    $    221      56,038,796    $560,388    $ 53,940,154    $(53,652,377)   $    848,386
                               ============    ========    ============    ========    ============    ============    ============

Balance at December 31, 1999         55,924    $    559      63,854,946    $638,549    $ 58,341,326    $(58,304,871)   $    675,563

Conversion of preferred stock        (7,470)        (75)      4,650,490      46,505         (46,430)             --              --
Shares issued in private placement    5,000          50              --          --         449,950              --         450,000
Conversion of debt                       --          --       3,854,909      38,549       1,533,539              --       1,572,088
Stock and stock warrants issued
  for services                           --          --       1,151,000      11,510         765,264              --         776,774
Stock options and warrants
  exercised                              --          --         740,200       7,402          37,148              --          44,550
Comprehensive Income: Net loss           --          --              --          --              --      (1,578,422)     (1,578,422)
                               ------------    --------    ------------    --------    ------------    ------------    ------------
Balance at June 30, 2000             53,454    $    534      74,251,545    $742,515    $ 61,080,797    $(59,883,293)   $  1,940,553
                               ============    ========    ============    ========    ============    ============    ============





                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                  DYNAGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   -----------

                                                               Six Months Ended
                                                          --------------------------
                                                           June 30,       June 30,
                                                             2000           1999
                                                          -----------    -----------
Cash flows from operating activities:
  Net loss                                                $(1,578,422)   $(3,498,824)
 Adjustments to reconcile net loss to net cash used for
    operating activities:
  Stock, stock options and warrants issued for services       776,774        894,585
  Loss on impairment of customer lists                             --        400,000
  Depreciation and amortization                               874,600        938,366
(Increase) decrease in operating assets:
  Accounts receivable                                        (593,656)      (123,848)
  Rebates receivable                                          (34,670)        39,504
  Inventory                                                (1,804,466)    (1,475,156)
  Prepaid expenses and other current assets                  (296,504)      (701,416)
  Deposits and other assets                                   105,908       (513,970)
Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses                      (642,226)       750,322
  Deferred revenue                                                 --       (100,000)
                                                          -----------    -----------
  Net cash used for operating activities                   (3,192,662)    (3,390,437)
                                                          -----------    -----------
Cash flows from investing activities:
  Cash paid in Superior Settlement                                 --     (1,500,000)
  Purchase of property and equipment                         (157,491)    (1,397,046)
 (Increase) decrease in notes receivable                      (25,000)            --
                                                          -----------    -----------
  Net cash provided by (used for) investing activities       (182,491)    (2,897,046)
                                                          -----------    -----------
Cash flows from financing activities:
  Net proceeds from stock warrants and options                 44,550            100
  Net proceeds from private stock placement                   450,000      3,000,000
  Net proceeds from debt placements                           840,000      4,705,000
  Payment of debt obligations                                (356,774)      (430,720)
  Repayments of settlement obligation                          (7,227)            --
  Net change in line of credit                                476,601       (214,105)
  Net change in accounts receivable factoring                      --       (117,515)
  Increase in bank overdraft                                1,956,827        645,962
                                                          -----------    -----------
  Net cash provided by financing activities                 3,403,977      7,588,722
                                                          -----------    -----------
  Net change in cash and cash equivalents                      28,824      1,301,239

  Cash and cash equivalents at beginning of period            310,549         97,045
                                                          -----------    -----------
  Cash and cash equivalents at end of period              $   339,373    $ 1,398,284
                                                          ===========    ===========
Supplemental cash flow information:
  Interest paid                                               643,357    $   651,504
  Common stock issued for notes payable and
    accrued interest                                        1,572,088      1,050,886

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                                  DYNAGEN, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with Securities and Exchange Commission.

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

2.       INVENTORY

         Inventory consists of the following:

                                               June 30,    December 31,
                                                 2000         1999
                                              ----------   ----------
         Raw materials                        $1,092,502   $  752,627
         Work-in-progress                         42,629       35,345
         Finished goods                        7,817,939    6,360,632
                                              ----------   ----------
                                              $8,953,070   $7,148,604
                                              ==========   ==========

3.       PROPERTY AND EQUIPMENT
                                               June 30,    December 31,
                                                 2000         1999
                                              ----------   ----------
         Machinery and equipment              $2,848,856   $2,811,296
         Furniture, fixtures, and computers    1,151,115    1,146,223
         Leasehold improvements                1,381,885    1,266,846
                                              ----------   ----------
                                               5,381,856    5,224,365
         Less accumulated depreciation and
           amortization                       (1,573,570)  (1,371,523)
                                              ----------   ----------
                                              $3,808,286   $3,852,842
                                              ==========   ==========

4        DEBT

         Notes payable consist of the following:

                                               June 30,    December 31,
                                                 2000         1999
                                              ----------   ----------
         Bridge loans                         $1,150,740   $1,006,389
         Machinery & equipment financing         150,000      150,000
         9% convertible debenture                     --      980,000
         NJEDA bonds                           1,940,000    2,000,000
         Working capital loan - BankBoston     8,106,827    7,630,226
         Senior subordinated debt              2,248,875    2,250,000
                                              ----------   ----------
         Total                                13,596,442   14,016,615
         Less current portion                  9,467,567    9,826,615
                                              ----------   ----------
         Long-term debt                       $4,128,875   $4,190,000
                                              ==========   ==========


         As of June 30, 2000, the Company was in default of certain loan covenants under its working capital loan, as a result the Company and the bank have agreed to limit the borrowing on this line to $8.5 million. The Company has indicated to the bank that it will seek an alternate lender to maximize its borrowing on its assets.

5.       PREFERRED STOCK

         During April and May 2000, the Company received $500,000 through the sale of 500 shares of its Series J Preferred Stock. The shares of Series J Preferred Stock are convertible into common stock at 80% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion notice from the investor. The conversion can take place on or after the earlier of (1) 90 days from the original issue date, or (2) the date on which a registration statement is declared effective by the Securities and Exchange Commission. 10

6.       SUBSEQUENT EVENTS

         During July 2000, the Company received net proceeds of $1,220,000 from the sale of preferred stock to a single investor. The Company incurred $150,000 in expenses related to the completion of this financing. In addition, the Company converted a $750,000 bridge loan received during the second quarter from the same investor, into preferred stock. The Company issued 25,600 shares of Series M Convertible Preferred Stock at $100 per share in exchange for the total proceeds of $2,120,000 from the placements of its Series M Preferred Stock. The Series M Preferred Stock carries a dividend of 4% and is convertible into common stock at a conversion price equal to 80% of the average of the three lowest prices per share during the five consecutive trading days prior to conversion.

         In July 2000, the Company issued 88,102 shares upon conversion of its Series I Preferred Stock and 1,106,066 shares of common stock upon conversion of its Series J Preferred Stock.

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

         CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties . In particular, statements contained in this Form 10-QSB which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors listed below, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to be materially worse than the expectations we describe in our forward-looking statements.

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

         o we face intense competition from other manufacturers of generic drugs;

         o if the Boston Stock Exchange were to delist our common stock; we will have greater difficulty raising the capital we need to continue operations;

         o if our common stock becomes subject to penny stock rules, investors may have greater difficulty selling their shares;

         o we are obligated to issue a large number of shares of common stock;

         o the value of the common stock fluctuates widely and investors could lose money on their investment in our stock;

         o we may face product liability for which we are not adequately insured;

         o and intense regulation by government agencies may delay our efforts to commercialize our proposed drug products.

         Because of the foregoing and other factors, we may experience material fluctuations in our future operating results on a quarterly or annual basis which could materially adversely affect our business, financial condition, operating results and stock price.

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

         We have financed our operating losses primarily through the proceeds of public and private stock offerings and debt offerings. We anticipate that revenues from product sales may not be sufficient to fund our current operations and produce an operating profit in fiscal 2000. We have incurred losses since inception and may incur additional losses in the future.

         Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing or to renegotiate our agreements with our existing creditors, we will have to curtail or suspend research and development and other business activities. Our independent auditors issued an opinion on our financial statements as of December 31, 1999 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. See "Certain Factors That May Affect Future Results."

Results of Operations Three Months Ended June 30, 2000
------------------------------------------------------

         Revenues for the three-month period ended June 30, 2000 were $7,979,260 compared to $6,581,040 for the period ended June 30, 1999. The increase of $1,398,220 or 21% is primarily the result of improved sales of Able products.

         Cost of sales was $6,048,339 or 76% of sales for the three-month period ended June 30, 2000, compared to $5,565,327 or 85% of sales for the period ended June 30, 1999. The Company improved its gross profit margin to 24% primarily due to the higher margins of the new products introduced by Able Laboratories. Management anticipates that the gross profit margin will continue to improve as additional new products are introduced during the latter part of fiscal 2000.

         Selling, general and administrative expenses for the three-month period ended June 30, 2000 were $2,436,784 compared to $2,365,505 for the three-month period ended June 30, 1999. Expenses for the period ended June 30, 2000 included additional professional fees and other expenses related to the Company's annual meeting.

         Research and development expenses for the three-month period ended June 30, 2000 were $759,840 compared to $322,282 for the three-month period ended June 30, 1999. All of these expenses relate to research which is currently being conducted at Able Laboratories to develop generic drugs. Management invested significant funds during the second quarter of 2000 into new products.

         Interest and other income was $757,382 for the three-month period ended June 30, 2000, compared to $447,232 for the three-month period ended June 30, 1999. Other income in 1999 consisted primarily of forgiveness of debt and other income in the corresponding three month period of 2000 consisted of forgiveness of debt and termination of certain trade agreements. Interest and financing expenses increased by $147,713 to $524,685 for the three-month period ended June 30, 2000 from $376,972 for the three-month period ended June 30, 1999. This increase in interest expense is primarily attributable to a higher average balance on the Company's working capital line and the June 23, 1999 borrowing from the New Jersey Economic Development Authority. We also issued several warrants in connection with debt placements, the values of which are included in our financing costs.

         The Company incurred a net loss of $1,033,006 or $.02 per share for the quarter ended June 30, 2000 compared to a net loss of $1,601,814 or $.05 per share in the prior year. Overall the Company reduced its net loss by $569,000 while increasing its investment in research and development by $438,000.

Results of Operations Six Months Ended June 30, 2000
----------------------------------------------------

         Revenues for the six-month period ended June 30, 2000 were $16,101,009 compared to $13,605,837 for the period ended June 30, 1999. The increase of $2,495,172 or 18% is primarily the result of sales of Able products.

         Cost of sales was $11,651,564 or 72% of sales for the six-month period ended June 30, 2000, compared to $11,181,983, or 82% of sales for the period ended June 30, 1999. The Company improved its gross profit margin to 28% due to the higher margins of new products manufactured at Able Laboratories.

         Research and development expenses were $1,067,589 for the six months ended June 30, 2000 compared to $498,636 for the six months ended June 30, 1999. This increase of $568,953 reflects the Company's investment in research and development for new products which are expected to be approved by the FDA in the latter part of fiscal 2000 and anticipate that would result in additional new sales.

         Selling, general and administrative expenses for the six-month period ended June 30, 2000 were $4,760,822 compared to $4,356,322 for the six-month period ended June 30, 1999. The increase in expenses of $404,500 is primarily due to increases in sales commissions and promotions, and bad debt expenses.

         We recorded an additional $400,000 of loss on impairment of Superior's customer lists in the first quarter of 1999 based on our revised projections of Superior's cash flows after reviewing Superior's performance during the first quarter of 1999.

         Interest and other income was $772,677 for the six-months ended June 30, 2000, compared to $477,984 for the six-month period ended June 30, 1999. Other income in 1999 consisted primarily of forgiveness of debt and other income in the corresponding six month period of 2000 consisted of forgiveness of debt and termination of certain trade agreements. Interest and financing expenses of $972,133 for the six-month period ended June 30, 2000, compared to $1,145,704 for the six-month period ended June 30, 1999. Interest expense was higher in 1999 due to first quarter 1999 interest expense on obligations which were settled in 1999. We also issued several warrants in connection with debt placements, the values of which are included in our financing costs.

         The Company incurred a net loss of $1,578,422 or $.03 per share for the six months ended June 30, 2000 compared to a net loss of $3,498,824 or $.10 per share in the prior year. Overall the Company reduced its net loss by $1,920,402 due to improved margins and a reduction of overall expenses.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had working capital of $224,470 compared to a working capital deficit of $1,126,801 at December 31, 1999. Cash was $339,373 at June 30, 2000 compared to $310,549 at December 31, 1999. Working capital increased primarily as a result of conversions of debt to equity. We expect our cash needs for the next 12 months to be approximately $4,000,000. We expect to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, we will be forced to curtail or suspend our research and development and other business activities. See "Certain Factors That May Affect Future Results."

         In November 1999, we secured a line of credit for working capital from BankBoston, N.A. Borrowings under the line are secured by substantially all the assets of the Company and its subsidiaries. Under this agreement, we can borrow up to 85% of our eligible accounts receivable and 60% of our eligible inventory. The bank has also extended a term loan secured by the equipment at Able. We use this line of credit primarily for our working capital needs.

         As of June 30, 2000, the Company was in default of certain loan covenants, as a result the Company and the bank have agreed to limit the borrowing on this line to $8.5 million. The Company has indicated to the bank that it will seek an alternate lender to maximize its borrowing on its assets. The Company expects to achieve this in the next several months.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 12, 1999, we commenced a civil lawsuit against Kali Laboratories, Inc., its principal officer, and two of its employees in the Superior Court of New Jersey, Chancery Division, in Middlesex County. The litigation arises out of the Company's 1997 agreement with Kali for the development and marketing of seven products. The Complaint sought to 1) recover monetary damages for defendants' breaches of contract and confidentiality, misappropriation of DynaGen's intellectual property, and unfair dealing and 2) enjoin the defendants from using DynaGen's intellectual property for their purposes. In May of 1999, the defendants filed counterclaims against DynaGen and three of our corporate officers. In its counterclaim, Kali claims monetary damages for breach of contract, and alleges ownership of the intellectual property. The employee defendants, who are former employees of DynaGen, claim to have been defamed and wrongfully terminated. DynaGen and its officers share a common legal defense to these counterclaims, and we intend to vigorously defend against them.

         On May 4, 2000, Don Couvillon, Sidney Johnson, and Generic Distributors Limited Partnership (collectively, "Claimants") filed for arbitration with the American Arbitration Association in Atlanta, Georgia. Claimants alleged that DynaGen, Generic Distributors, Inc., and Superior Pharmaceutical Co. (collectively, "Respondents") breached the parties' March 2, 1998 Asset Purchase Agreement by refusing to pay certain compensation totaling $1,383,332.00. DynaGen and other respondents denied liability and countersued Claimants for fraud in inducing the Asset Purchase Agreement, breach of contract, negligent misrepresentation, and a judgment of rescission. On June 6, 2000, Couvillon and Johnson filed a related action in Federal District Court in Monroe, Louisiana against DynaGen, Generic Distributors, Inc., and Superior Pharmaceutical Co., and later dismissed their pending claims in the Atlanta arbitration. Couvillon and Johnson alleged breaches of compensation provisions in their employment and consulting contracts, respectively, and each demanded $116,666.00. DynaGen denied liability and countersued for fraud in the inducement and negligent misrepresentations. DynaGen intends to defend and prosecute both matters vigorously.

         We are also involved in certain other legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGE IN SECURITIES

         a.   Not applicable

         b. Sales of unregistered Securities. In the three months ended June 30, 2000, the Company sold the following securities:

         During April and May 2000, we recieved $500,000 through the sale of 500 shares of our Series J Preferred Stock. The shares of Series J Preferred Stock are convertible into common stock at 80% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion notice from the investor. The conversion can take place on or after the earlier of (1) 90 days from the original issue date, or (2) the date on which a registration statement is declared effective by the Securities and Exchange Commission.

         In May 2000, we issued 2,948,909 shares of common stock as a result of conversion of our 9% convertible debentures together with accrued interest.

         During the quarter ended June 30, 2000, we issued 687,292 shares of common stock upon the exercise of options and warrants and conversion of convertible debt and equity securities.

         We relied on one or more exemptions from registration under the Securities Act of 1933, including the section 4(2) exemption, for the sale of Series J Preferred stock.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         In November 1999, we secured a line of credit for working capital from BankBoston N.A. Borrowings under the line are secured by substantially all the assets of DynaGen and its subsidiaries. The bank also extended a term loan secured by equipment at Able, which is being amortized over 12 months.

         As of June 30, 2000, we are in default of certain loan covenants, and as a result we have agreed with the bank to limit the borrowing on this line to $8.5 million. We have indicated to the bank that we will seek a replacement lender in order to maximize our ability to borrow on our assets. Initially we expected to reach an agreement with a replacement lender by August 2000, however, we may not meet that schedule. We are continuing to work with the bank to seek an alternate lender and expect to achieve this in the next several months.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 31, 2000 we held our annual meeting of stockholders. The stockholders elected a board of directors for the ensuing year. In addition, the stockholders also approved an amendment to our restated certificate of incorporation to increase the authorized number of shares of common stock from 75,000,000 to 125,000,000 , and approved an amendment to our restated certificate of incorporation to change the name of the company to Able Laboratories, Inc. The results for each of these proposals were as follows:


         Proposal 1: To elect a board of directors for the ensuing year:


               Name                        For                   Abstain
         --------------------           ----------               -------
         C. Robert Cusick               58,391,222               247,557
         James B. Klint                 58,391,542               247,237
         F. Howard Schneider            58,351,975               289,804
         Harry Silverman                58,492,580               146,199
         Dhananjay G. Wadekar           58,392,330               246,449


         Proposal 2: To amend the certificate of incorporation to increase the number of authorized shares of common stock:

For................................................................  56,592,406
                                                                     ----------
Against............................................................   1,687,668
                                                                     ----------
Abstain............................................................     358,705
                                                                     ----------

        As stated in our proxy statement, the stockholders approved an amendment to our certificate of incorporation to change the name of the company at such time as the board of directors elected to do so.

         Proposal 3: To amend the certificate of incorporation to change the name of the company to Able Laboratories, Inc.:

For................................................................  58,172,354
                                                                     ----------
Against............................................................     202,402
                                                                     ----------
Abstain............................................................     264,023
                                                                     ----------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  List of Exhibits

         The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-B.

Exhibit
No.                        Description of Exhibit
-------------------------------------------------

3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated by reference).

3.2      Certificate of Amendment of Certificate of Incorporation dated May 31,
         2000.

3.3      Amended and Restated By-laws dated as of May 26, 2000.

27.1     Financial Data Schedule

--------------
* Indicates a management contract or any compensatory plan, contract or arrangement.

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




                                              DYNAGEN, INC.

                                              By: /s/ Dhananjay G. Wadekar
                                                  ---------------------------
                                                  Dhananjay G. Wadekar
                                                  Duly Authorized Officer and
                                                  Principal Financial and
                                                  Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                         Item
----------------------------------------


3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated by reference).

3.2      Certificate of Amendment of Certificate of Incorporation dated May 31,
         2000.

3.3      Amended and Restated By-laws dated as of May 26, 2000.

27.1     Financial Data Schedule

--------------
* Indicates a mangement contract or any compensatory plan, contract or arrangement.