Form 10QSB
period 2000-09-30
DYNAGEN INC
filed 2000-11-14
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ____________ to ____________


                         Commission File Number 1-11352
                         ------------------------------


                                  DYNAGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                          04-3029787
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                          Identification No.)


                               1000 Winter Street
                                   Suite 2700
                                Waltham, MA 02451
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (781) 890-0021
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

As of November 10, 2000 there were outstanding 89,446,443 shares of common stock, $.01 par value per share.

================================================================================

                                  DYNAGEN, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS






Facing Page                                                                1
Table of Contents                                                          2


PART I.  FINANCIAL INFORMATION (*)


Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets                             3
         Condensed Consolidated Statements of Loss                         5
         Condensed Consolidated Statements of Changes
            in Stockholders' Equity (Deficit)                              7
         Condensed Consolidated Statements of Cash Flows                   8
         Notes to Unaudited Condensed Consolidated
            Financial Statements                                           9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11



PART II.  OTHER INFORMATION


         Item 1.  Legal Proceedings                                       16
         Item 2.  Changes in Securities                                   16
         Item 3.  Defaults on Senior Securities                           17
         Item 6.  Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                                18




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

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  DYNAGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)


                                     ASSETS

                                                    September 30,     December 31,
                                                        2000              1999
                                                    ------------      ------------
Current assets:
   Cash and cash equivalents                        $    382,340      $    310,549
   Accounts receivable, net of allowance for
     doubtful accounts of $25,918 and $270,025         6,067,166         5,582,646
   Rebates receivable                                    429,497           262,380
   Inventory                                           8,292,544         7,148,604
   Notes receivable                                      110,000            85,000
   Prepaid expenses and other current assets             497,305           395,726
                                                    ------------      ------------
       Total current assets                           15,778,852        13,784,905
                                                    ------------      ------------

   Property and equipment, net                         3,824,584         3,852,842
                                                    ------------      ------------

Other assets:
   Customer lists, net of accumulated
     amortization                                      1,698,739         2,385,098
   Deferred debt financing costs, net of
     accumulated amortization                            639,119           885,988
   Deposits and other assets                             374,742           320,794
                                                    ------------      ------------

       Total other assets                              2,712,600         3,591,880
                                                    ------------      ------------
                                                    $ 22,316,036      $ 21,229,627
                                                    ============      ============













See accompanying notes to unaudited condensed consolidated financial statements.

                                  DYNAGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                         September 30,      December 31,
                                                             2000               1999
                                                         ------------       ------------
Current liabilities:
   Bank overdraft                                        $    284,995       $       --
   Notes payable and current portion
      of long-term debt                                     8,453,130          9,826,615
   Accounts payable and accrued expenses                    6,127,339          5,070,285
   Warrant put liability, current portion                     667,667               --
   Settlement obligation, current portion                      15,725             14,806
                                                         ------------       ------------

       Total current liabilities                           15,548,856         14,911,706

   Warrant put liability, less current portion                395,312            984,769
   Long term debt, less current portion                     4,112,511          4,190,000
   Settlement obligation, less current portion                455,698            467,589
                                                         ------------       ------------
       Total liabilities                                   20,512,377         20,554,064
                                                         ------------       ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000
      shares authorized, 57,850 and 55,924
      shares of Series A through M outstanding,
      (liquidation value $5,784,880 and $6,468,214)               578                559
   Common stock, $.01 par value, 125,000,000
      shares authorized, 86,261,261 and 63,854,946
      shares issued and outstanding                           862,612            638,549
   Additional paid-in capital                              63,089,896         58,341,326
   Accumulated deficit                                    (62,149,427)       (58,304,871)
                                                         ------------       ------------

       Total stockholders' equity                           1,803,659            675,563
                                                         ------------       ------------

                                                         $ 22,316,036       $ 21,229,627
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

                                  DYNAGEN, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    -----------------------------------------
                                   (Unaudited)

                                                   Three Months Ended,
                                             -------------------------------
                                             September 30,      September 30,
                                                 2000               1999
                                             ------------       ------------

Sales, net                                   $  8,590,907       $  7,368,820
Cost of sales                                   7,775,090          5,721,391
                                             ------------       ------------
      Gross profit                                815,817          1,647,429
                                             ------------       ------------
Operating expenses:
  Selling, general and administrative           2,088,545          2,013,761
  Research and development                        446,323            699,397
                                             ------------       ------------
      Total operating expenses                  2,534,868          2,713,158
                                             ------------       ------------
      Operating loss                           (1,719,051)        (1,065,729)
                                             ------------       ------------
Other income (expense):
  Investment income, net                            6,489              6,417
  Interest and financing expense                 (577,120)          (603,882)
  Miscellaneous income (expense):                  23,548             (1,123)
                                             ------------       ------------
      Other income (expense), net                (547,083)          (598,588)
                                             ------------       ------------
      Net loss                                 (2,266,134)        (1,664,317)

Less returns to preferred stockholders:
  Beneficial conversion feature                   783,809            268,750
  Dividends paid and accrued                       41,779             60,549
                                             ------------       ------------
Net loss applicable to common stock          $ (3,091,722)      $ (1,993,616)
                                             ============       ============

Net loss per share-basic                     $      (0.04)      $      (0.03)
                                             ============       ============

Weighted average shares outstanding            78,832,607         57,016,814
                                             ============       ============















See accompanying notes to unaudited condensed consolidated financial statements.

                                  DYNAGEN, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    -----------------------------------------
                                   (Unaudited)


                                                    Nine Months Ended,
                                             -------------------------------
                                             September 30,      September 30,
                                                 2000               1999
                                             ------------       ------------

Sales, net                                   $ 24,691,916       $ 20,974,657
Cost of sales                                  19,426,654         16,903,374
                                             ------------       ------------
      Gross profit                              5,265,262          4,071,283
                                             ------------       ------------
Operating expenses:
  Selling, general and administrative           6,849,367          6,370,083
  Research and development                      1,513,912          1,198,033
  Loss on impairment of customer lists               --              400,000
                                             ------------       ------------
      Total operating expenses                  8,363,279          7,968,116
                                             ------------       ------------
      Operating loss                           (3,098,017)        (3,896,833)
                                             ------------       ------------
Other income (expense):
  Investment income, net                           18,068             14,610
  Interest and financing expense               (1,549,253)        (1,749,586)
  Miscellaneous income                            784,646            468,668
                                             ------------       ------------
      Other income (expense), net                (746,539)        (1,266,308)
                                             ------------       ------------
      Net loss                                 (3,844,556)        (5,163,141)
Less returns to preferred stockholders:
  Beneficial conversion feature                 1,075,476          1,264,127
  Dividends paid and accrued                      114,619            108,664
                                             ------------       ------------
Net loss applicable to common stock          $ (5,034,651)      $ (6,535,932)
                                             ============       ============

Net loss per share-basic                     $      (0.07)      $      (0.13)
                                             ============       ============

Weighted average shares outstanding            72,799,689         48,541,680
                                             ============       ============














See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
 ------------------------------------------------------------------------------
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                     Preferred Stock             Common Stock
                                  ---------------------   -------------------------
                                                                                       Additional      Accumulated
                                   Shares      Amount        Shares        Amount    Paid-In Capital     Deficit        Total
                                  ---------   ---------   ------------   ----------   ------------    ------------   ------------

Balance at December 31, 1998         52,152   $     521     37,612,612   $  376,126   $ 47,181,545    $(50,153,553)  $ (2,595,361)
Stock options and warrants
  exercised                            --          --          347,572        3,476         (3,376)           --              100
Shares issued in private placement   24,500         245           --           --        5,138,239            --        5,138,484
Conversion of preferred stock       (35,227)       (352)    11,615,331      116,154       (115,802)           --             --
Conversion of debt                     --          --        3,407,641       34,076      1,016,809            --        1,050,885
Stock issued for bonus                 --          --          125,000        1,250         27,500            --           28,750
Stock issued for services              --          --        2,940,000       29,400        905,435            --          934,835
Stock and warrants issued for
  Superior Settlement                  --          --        1,500,000       15,000      1,982,000            --        1,997,000
Comprehensive Income: Net loss         --          --             --           --             --        (5,163,141)    (5,163,141)
                                  ---------   ---------   ------------   ----------   ------------    ------------   ------------
Balance at September 30, 1999        41,425   $     414     57,548,156   $  575,482   $ 56,132,350    $(55,316,694)  $  1,391,552
                                  =========   =========   ============   ==========   ============    ============   ============



Balance at December 31, 1999         55,924   $     559     63,854,946   $  638,549   $ 58,341,326    $(58,304,871)  $    675,563

Stock options and warrants
  exercised                            --          --        2,440,641       24,406         20,144            --           44,550
Shares issued in private placement   30,600         306           --           --        2,419,694            --        2,420,000
Conversion of preferred stock       (28,674)       (287)    14,449,765      144,498       (144,211)           --             --
Conversion of debt                     --          --        4,364,909       43,649      1,687,679            --        1,731,328
Stock and stock warrants issued
  for services                         --          --        1,151,000       11,510        765,264            --          776,774
Comprehensive Income: Net loss         --          --            --           --              --        (3,844,556)    (3,844,556)
                                  ---------   ---------   ------------   ----------   ------------    ------------   ------------
Balance at September  30, 2000       57,850   $     578     86,261,261   $  862,612   $ 63,089,896    $(62,149,427)  $  1,803,659
                                  =========   =========   ============   ==========   ============    ============   ============


















See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                     Nine Months Ended
                                                               -------------------------------
                                                               September 30,      September 30,
                                                                   2000               1999
                                                               ------------       ------------
Cash flows from operating activities:
  Net loss                                                     $ (3,844,556)      $ (5,163,141)
  Adjustments to reconcile net loss to net cash used
     for operating activities:
    Stock, stock options and warrants issued for services           776,774            963,585
    Loss on impairment of customer lists                               --              400,000
    Depreciation and amortization                                 1,386,523          1,250,509
 (Increase) decrease in operating assets:
    Accounts receivable                                            (484,520)        (1,250,326)
    Rebates receivable                                             (167,117)            90,864
    Inventory                                                    (1,143,940)        (1,152,601)
    Prepaid expenses and other current assets                      (101,579)          (918,723)
    Deposits and other assets                                       (64,818)           (81,147)
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses                         1,286,642            867,633
    Deferred revenue                                                   --             (100,000)
                                                               ------------       ------------
  Net cash used for operating activities                         (2,356,591)        (5,093,347)
                                                               ------------       ------------
Cash flows from investing activities:
  Cash paid in Superior Settlement                                     --           (1,500,000)
  Purchase of property and equipment                               (335,957)        (1,641,694)
  (Increase) decrease in notes receivable                           (25,000)            63,500
                                                               ------------       ------------
  Net cash provided by (used for) investing activities             (360,957)        (3,078,194)
                                                               ------------       ------------
Cash flows from financing activities:
  Net proceeds from stock warrants and options                       44,550                100
  Net proceeds from private stock placement                       2,420,000          5,138,484
  Net proceeds from debt placements                                 190,000          4,213,415
  Payment of debt obligations                                      (516,138)          (372,177)
  Repayments of settlement obligation                               (10,972)           (53,900)
  Net change in line of credit                                      376,904           (254,452)
  Net change in accounts receivable factoring                          --              (89,187)
  Increase in bank overdraft                                        284,995            195,001
                                                               ------------       ------------
  Net cash provided by financing activities                       2,789,339          8,777,284
                                                               ------------       ------------
  Net change in cash and cash equivalents                            71,791            605,743

  Cash and cash equivalents at beginning of period                  310,549             97,045
                                                               ------------       ------------
  Cash and cash equivalents at end of period                   $    382,340       $    702,788
                                                               ============       ============
Supplemental cash flow information:
  Interest paid                                                $  1,068,021       $    828,158
  Common stock issued on conversion of notes payable
    and accrued interest                                          1,731,328          1,050,885


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

2.       INVENTORY

         Inventory consists of the following:

                                            September 30,       December 31,
                                                2000                1999
                                            ------------        ------------
         Raw materials                      $  1,008,308        $    752,627
         Work-in-progress                         40,009              35,345
         Finished goods                        7,244,227           6,360,632
                                            ------------        ------------
                                            $  8,292,544        $  7,148,604
                                            ============        ============


3.       PROPERTY AND EQUIPMENT
                                            September 30,       December 31,
                                                2000                1999
                                            ------------        ------------
         Machinery and equipment            $  2,922,659        $  2,811,296
         Furniture, fixtures, and computers    1,222,930           1,146,223
         Leasehold improvements                1,414,732           1,266,846
                                            ------------        ------------
                                               5,560,321           5,224,365
         Less accumulated depreciation
            and amortization                  (1,735,737)         (1,371,523)
                                            ------------        ------------
                                            $  3,824,584        $  3,852,842
                                            ============        ============

4.       DEBT

         Notes payable consist of the following:

                                            September 30,       December 31,
                                                2000                1999
                                            ------------        ------------
         Bridge loans                       $    236,000        $  1,006,389
         Machinery & equipment financing         150,000             150,000
         9% convertible debenture                     --             980,000
         NJEDA bonds                           1,923,636           2,000,000
         Working capital loan - Fleet Capital  8,007,130           7,630,226
         Senior subordinated debt              2,248,875           2,250,000
                                            ------------        ------------
         Total                                12,565,641          14,016,615
         Less current portion                  8,453,130           9,826,615
                                            ------------        ------------
         Long-term debt                     $  4,112,511        $  4,190,000
                                            ============        ============


         As of September 30, 2000, the Company was in default of certain loan covenants and as a result the Company and the bank have entered into a forbearance agreement. Under this agreement, the bank has increased the interest rate on the line to its base rate plus 4% (13.5% at September 30, 2000), charged us certain fees and is gradually reducing the borrowing limit on the line. As of November 1, 2000, our borrowing limit has been reduced to $7,500,000. The limit on the line will be further reduced to $7,000,000 on November 16, 2000, $6,750,000 on December 1, 2000, $6,500,000 on December 15, 2000 and $6,250,000
on January 1, 2001. Under the agreement, the line matures on January 15, 2001.

5.       PREFERRED STOCK

         During April and May 2000, the Company received $500,000 through the sale of 500 shares of its Series J Preferred Stock. The Company incurred $50,000 in expenses related to the completion of the financing. The shares of Series J Preferred Stock are convertible into common stock at 80% of the average closing bid price of the common stock for the five trading days immediately preceding the conversion notice from the investor. The conversion can take place on the earlier of (1) 90 days from the original issue date, or (2) the date on which a registration statement is declared effective by the Securities and Exchange Commission.

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

6.       SUBSEQUENT EVENTS

         On November 3, 2000, the Company announced that it signed an agreement with RxBazaar.com, Inc. to sell its wholly-owned subsidiary, Superior Pharmaceutical Company, for cash and assumption of debt. As of June 2000, the total value of the transaction was approximately $12.25 million, consisting of a cash payment of $4,000,000, assumption of DynaGen's senior subordinated debt of approximately $2.25 million and payment by RxBazaar of intercompany accounts in the approximate amount of $6,000,000. The transaction is contingent, among other things, on the approval of DynaGen's stockholders and on RxBazaar's obtaining sufficient debt and equity financing. DynaGen has scheduled a meeting of its stockholders on November 27, 2000 to vote on the proposed sale. As of October 1, 2000, DynaGen beneficially owned 1,700,000 shares or 8.9% of the common stock of RxBazaar.com and has a warrant to purchase an additional 1,200,000 shares at a price of $2.50 per share.

         DynaGen is also negotiating with another third party for the sale of its other distribution subsidiary, Generic Distributors, Inc. The sale of Generic Distributors is expected to close prior to the sale of Superior. With the sale of its two distribution subsidiaries, DynaGen hopes to eliminate all of its existing senior bank debt and senior subordinated debt, and improve its ability to focus on its core business of generic drug development and manufacturing.

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

         o we may face product liability for which we are not adequately insured; and

         o intense regulation by government agencies may delay our efforts to commercialize our proposed drug products.

         Because of the foregoing and other factors, we may experience material fluctuations in our futureoperating results on a quarterly or annual basis which could materially adversely affect our business, financial condition, operating results and stock price.

OVERVIEW

         DynaGen makes and sells generic drugs for the human health care market. In 1996, we shifted our business focus from being a development and licensing company to building a company focused on the manufacture and distribution of generic drug products and specialty pharmaceuticals. In August 1996, we acquired the tablet business of Able Laboratories, Inc., a generic pharmaceutical product subsidiary of Alpharma, Inc. In addition, we acquired Superior Pharmaceutical Company, a distributor of generic pharmaceuticals, in June 1997. In March 1998, we acquired Generic Distributors Limited Partnership through our wholly-owned subsidiary, Generic Distributors, Inc.

         On November 3, 2000, the Company announced that it signed an agreement with RxBazaar.com, Inc. to sell its wholly-owned subsidiary, Superior Pharmaceutical Company, for cash and assumption of debt. As of June 30, 2000, the total value of the transaction was approximately $12.25 million, consisting of a cash payment of $4,000,000, assumption of DynaGen's senior subordinated debt of approximately $2.25 million and payment by RxBazaar of intercompany accounts in the approximate amount of $6,000,000. The transaction is contingent, among other things, on the approval of DynaGen's stockholders and on RxBazaar's obtaining sufficient debt and equity financing. DynaGen has scheduled a meeting of its stockholders on November 27, 2000 to vote on the proposed sale.

         DynaGen is also negotiating with another third party for the sale of its other distribution subsidiary, Generic Distributors, Inc. The sale of Generic Distributors is expected to close prior to the sale of Superior. With the sale of its two distribution subsidiaries, DynaGen hopes to eliminate all of its existing senior bank debt and senior subordinated debt, and improve its ability to focus on its core business of generic drug development and manufacturing.

         We have financed our operating losses primarily through the proceeds of public and private stock offerings and debt offerings. We anticipate that revenues from product sales will not be sufficient to fund our current operations and produce an operating profit in fiscal 2000. We have incurred losses since inception and may incur additional losses in the future.

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

Results of Operations Three Months Ended September 30, 2000
-----------------------------------------------------------
         Revenues for the three-month period ended September 30, 2000 were $8,590,907 compared to $7,368,820 for the period ended September 30, 1999. The increase of $1,222,087 or 17% is primarily the result of improved sales of Able products.

         Cost of sales was $7,775,090 or 91% of sales for the three-month period ended September 30, 2000, compared to $5,721,391 or 78% of sales for the period ending September 30, 1999. During the quarter ended September 30, 2000, we initiated several sales promotions in an effort to reduce our inventory. These promotions reduced our gross profit margin for the quarter.

         Selling, general and administrative expenses for the three-month period ended September 30, 2000 were $2,088,545 compared to $2,013,761 for the three-month period ended September 30, 1999.

         Research and development expenses for the three-month period ended September 30, 2000 were $446,323 compared to $699,397 for the three-month period ended September 30, 1999 declining by 253,074 or 36% over last year. The decrease is attributed to a timing difference, since the year to date research and development expenses in the year 2000 have increased from last year. Management has invested significant funds during 2000 into developing generic drugs.

         Interest and other income was $30,037 for the three-month period ended September 30, 2000, compared to $5,294 for the three-month period ended September 30, 1999. Other income in both periods consisted primarily of forgiveness of debt. Interest and financing expense for the three month period ended September 30, 2000 was $577,120 compared to $603,882 for the three-month period ended September 30, 1999, a decrease of $26,762 or 4% over last year. Interest saved as a result of converting certain debt obligations into equity was offset by higher interest expense on our working capital line of credit.

         The Company incurred a net loss of $2,266,134 or $0.04 per share for the quarter ended September 30, 2000 compared to a net loss of $1,664,317 or $.03 per share in the prior year. The decline in profits of $601,817 is a result of low margins on certain sales due to promotions.

Results of Operations Nine Months Ended September 30, 2000
----------------------------------------------------------
         Revenues for the nine-month period ended September 30, 2000 were $24,691,916 compared to $20,974,657 for the period ended September 30, 1999. The increase of $3,712,259 or 18% is primarily the result of sales of Able products.

         Cost of sales was $19,426,654 or 79% of sales for the nine-month period ended September 30, 2000, compared to $16,903,374, or 81% of sales for the period ended September 30, 1999. The Company improved its gross profit margin to 21% due to the higher margins of new products manufactured at Able Laboratories. Our year to date improvement in our gross profit margin was negatively impacted by sales promotions we undertook in the quarter ended September 30, 2000.

         Selling, general and administrative expenses for the nine month period ended September 30, 2000 were $6,849,367 compared to $6,370,083 for the nine-month period ended September 30, 1999. The increase in expenses of $479,284, or 7.5% over last year, is primarily due to increases in sales commissions and bad debt expenses.

         Research and development expenses were $1,513,912 for the nine months ended September 30, 2000 compared to $1,198,033 for the nine months ended September 30, 1999. This increase of $315,879 reflects the Company's investment in research and development for new products which are expected to be approved by the FDA in the latter part of fiscal 2000 and early in fiscal 2001. We anticipate that these new products will result in significant new sales.

         We recorded an additional $400,000 of loss on impairment of Superior's customer lists in the first quarter of 1999 based on our revised projections of Superior's cash flows after reviewing Superior's performance during the first quarter of 1999.

         Interest and other income was $802,714 for the nine-months ended September 30, 2000, compared to $483,278 for the nine-month period ended September 30, 1999. Other income in 1999 consisted primarily of forgiveness of debt and other income in the corresponding nine month period of 2000 consisted of forgiveness of debt and termination of certain trade agreements. Interest and financing expenses of $1,549,253 for the nine-month period ended September 30, 2000, compared to $1,749,586 for the nine-month period ended September 30, 1999. Interest expense was higher in 1999 primarily due to first quarter 1999 interest expense on obligations which were settled in 1999.

         The Company incurred a net loss of $3,844,556 or $0.07 per share for the nine months ended September 30, 2000 compared to a net loss of $5,163,141 or $.13 per share in the prior year. Overall the Company reduced its net loss by $1,318,585 due to improved margins and a reduction of overall expenses.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had working capital of $229,996 compared to a working capital deficit of $1,126,801 at December 31, 1999. Cash was $382,340 at September 30, 2000 compared to $310,549 at December 31, 1999. Working capital increased primarily as a result of conversions of debt to equity and proceeds from sales of preferred stock. We expect our cash needs for the next 12 months to be approximately $4,000,000. We expect to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, we will be forced to curtail or suspend our research and development and other business activities. See "Certain Factors That May Affect Future Results."

         In November 1999, we secured a line of credit for working capital from BankBoston, N.A. Borrowings (now Fleet Capital) under the line are secured by substantially all the assets of the Company and its subsidiaries. Under this agreement, we borrowed up to 85% of our eligible accounts receivable and 60% of our eligible inventory. The bank has also extended a term loan secured by the equipment at Able. We use this line of credit primarily for our working capital needs.

         As of September 30, 2000, the Company was in default of certain loan covenants and as a result the Company and the bank have entered into a forbearance agreement. Under this agreement, the bank has increased the interest rate on the line to its base rate plus 4% (13.5% at September 30, 2000), charged us certain fees and is gradually reducing the borrowing limit on the line. As of November 1, 2000, our borrowing limit has been reduced to $7,500,000. The limit on the line will be further reduced to $7,000,000 on November 16, 2000, $6,750,000 on December 1, 2000, $6,500,000 on December 15, 2000 and $6,250,000
on January 1, 2001. Under the agreement, the line matures on January 15, 2001.

         Under the forbearance agreement we can borrow up to 80% of our eligible accounts receivable and 60% of our eligible inventory less $1,000,000. As of November 1, 2000, the borrowings on inventory were reduced to 50% of our eligible inventory less $1,000,000 and on December 1, 2000 will be further reduced to 40% of our eligible inventory less $1,000,000.

         On November 3, 2000, we announced an agreement to sell our Superior Pharmaceutical Company subsidiary. In conjunction with this proposed transaction, we expect to receive a purchase price of $6,248,875 consisting of $4,000,000 in cash and the assumption of our 13.5% senior subordinated debt by the purchaser, RxBazaar.com, Inc. On closing of the transaction, RxBazaar.com is also required to settle the outstanding intercompany balances due to us. As of September 30, 2000 Superior owed approximately $4,643,000 of trade payables to Able Laboratories and DynaGen owed approximately $840,000 to Superior. The total cash received at closing estimated at $7,803,000 as of September 30, 2000 will be used to partially pay our Fleet Capital working capital line of credit ($8,007,130 at September 30, 2000) and our bank overdraft.

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

         We are currently negotiating the sale of our Generic Distributors subsidiary for cash and the forgiveness of our intercompany payable to Generic Distributors. Proceeds from this sale will also be used to pay our Fleet Capital Working Capital line of credit.

         The payoff of our working capital line of credit and the assumption of our senior subordinated debt by RxBazaar.com would enable our Able Laboratories subsidiary to further maximize their borrowing ability on their accounts receivable, inventory and fixed assets subject only to our existing New Jersey Economic Development Authority Bonds.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On May 4, 2000, Don Couvillon, Sidney Johnson, and Generic Distributors Limited Partnership (collectively, "Claimants") filed for arbitration with the American Arbitration Association in Atlanta, Georgia. Claimants alleged that DynaGen, Generic Distributors, Inc., and Superior Pharmaceutical Co. (collectively, "Respondents") breached the parties' March 2, 1998 Asset Purchase Agreement by refusing to pay certain compensation totaling $1,383,332.00. DynaGen and other respondents denied liability and countersued Claimants for fraud in inducing the Asset Purchase Agreement, breach of contract, negligent misrepsentation, and a judgment of rescission. On June 6, 2000, Couvillon and Johnson filed a related action in Federal District Court in Monroe, Louisiana against DynaGen, Generic Distributors, Inc., and Superior Pharmaceutical Co., and later dismissed their pending claims in the Atlanta arbitration. Couvillon and Johnson alleged breaches of compensation provisions in their employment and consulting contracts, respectively, and each demanded $116,666.00. DynaGen denied liability and countersued for fraud in the inducement and negligent misrepresentations. DynaGen intends to defend and prosecute both matters vigorously.

         We are also involved in certain other legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         a.  Not applicable

         b. Sales of unregistered Securities. In the three months ended Sepember 30, 2000, the Company sold the following securities:

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

         We relied on one or more exemptions from registration under the Securities Act of 1933, including the section (2) exemption, for the sale of Series M Preferred Stock.

         In October 2000, the Company granted two options to purchase a total of 1,600,000 shares to two directors at an exercise price of $0.13. These options have a term of ten years and are immediately exercisable in full.

         During the quarter ending September 30, 2000, the Company issued 3,256,829 shares of common stock upon the exercise of options and warrants and conversion of convertible debt and equity securities.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         In November 1999, we secured a line of credit for working capital from BankBoston N.A. (now Fleet Capital) Borrowings under the line are secured by substantially all the assets of DynaGen and its subsidiaries. The bank also extended a term loan secured by equipment at Able, which is being amortized over 12 months.

         As of September 30, 2000, we are in default of certain loan covenants, and as a result entered into a forbearance agreement with the bank. Under this agreement, the bank has increased the interest rate on the line to its base rate plus 4% (13.5% at September 30, 2000), charged us certain fees and is gradually reducing the borrowing limit on the line. As of November 1, 2000, our borrowing limit has been reduced to $7,500,000. The limit on the line will be further reduced to $7,000,000 on November 16, 2000, $6,750,000 on December 1, 2000,
$6,500,000 on December 15, 2000 and $6,250,000 on January 1, 2001. Under the
agreement, the line matures on January 15, 2001. We have indicated to the bank that we will seek an alternate lender to maximize our borrowing on our assets.

         Under the forbearance agreement we can borrow up to 80% of our eligible accounts receivable and 60% of our eligible inventory less $1,000,000. As of November 1, 2000, borrowings on inventory were reduced to 50% of our eligible inventory less $1,000,000 and on December 1, 2000 will be further reduced to 40% of our eligible inventory less $1,000,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      List of Exhibits

         The following exhibits, required by Item 601 of Regulation S-B, are filed as part of this Quarterly Report on Form 10-QSB. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-B.

Exhibit
No.                        Description of Exhibit
-------------------------------------------------

3.1 Restated Certificate on Incorporated (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

3.2 Certificate of Amendment of Certificate of Incorporation dated May 31, 2000 (filed as Exhibit 3.2 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000, and incorporated herein by reference).

3.3      Amended and Restated By-laws dated as of May 26, 2000 (filed as Exhibit
         3.3 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000, and incorporated herein by reference).

4.1 Certificate of Designations, Preferences and Rights of Series M Preferred Stock (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, No. 333-46116 and incorporated herein by reference).

10.1     Stock Option in the name of Howard Schneider, dated October 13, 2000.

10.2     Stock Option in the name of Dhananjay G. Wadekar, dated October 13,
         2000.

10.3 Convertible Preferred Stock Purchase Agreement for Series M Preferred Stock dated July 17, 2000 (filed as Exhibit 4.5 to the Company's Registration statement on Form S-3, No. 333-46116 and incorporated herein by reference).

10.4 Registration Rights Agreement for Series M Preferred Stock dated July 17, 2000 (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, No. 333-46116 and incorporated herein by reference).

10.5 Agreement and Plan of Merger dated October 20, 2000 concerning the sale of Superior (filed with the Company's definitive proxy statement filed as of November 3, 2000 and incorporated herein by reference).

10.6 Forbearance Agreement and Amendment dated August 31, 2000 concerning the loan agreement with Fleet National Bank (formerly known as BankBoston, N.A.).

27.1     Financial Data Schedule.

--------------------
* Indicates management compensatory contract.

                                   SIGNATURES

         In accordance with the requirements of the Exchange, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    DYNAGEN, INC.

DATED:  November 14, 2000                           By: /s/ Dhananjay G. Wadekar
                                                        ------------------------
                                                        Dhananjay G. Wadekar
                                                        Executive Vice President

                                  EXHIBIT INDEX




Exhibit
No.                        Description of Exhibit
-------------------------------------------------


3.1 Restated Certificate on Incorporated (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

3.2 Certificate of Amendment of Certificate of Incorporation dated May 31, 2000 (filed as Exhibit 3.2 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000, and incorporated herein by reference).

3.3      Amended and Restated By-laws dated as of May 26, 2000 (filed as Exhibit
         3.3 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000, and incorporated herein by reference).

4.1 Certificate of Designations, Preferences and Rights of Series M Preferred Stock (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, No. 333-46116 and incorporated herein by reference).

10.1*    Stock Option in the name of Howard Schneider, dated October 13, 2000.

10.2*    Stock Option in the name of Dhananjay G. Wadekar, dated October 13,
         2000.

10.3 Convertible Preferred Stock Purchase Agreement for Series M Preferred Stock dated July 17, 2000 (filed as Exhibit 4.5 to the Company's Registration statement on Form S-3, No. 333-46116 and incorporated herein by reference).

10.4 Registration Rights Agreement for Series M Preferred Stock dated July 17, 2000 (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, No. 333-46116 and incorporated herein by reference).

10.5 Agreement and Plan of Merger dated October 20, 2000 concerning the sale of Superior (filed with the Company's definitive proxy statement filed as of November 3, 2000 and incorporated herein by reference).

10.6 Forbearance Agreement and Amendment dated August 31, 2000 concerning the loan agreement with Fleet National Bank (formerly known as BankBoston, N.A.).

27.1     Financial Data Schedule.

--------------------
* Indicates management compensatory contract.