Form 10KSB
period 2000-12-31
DYNAGEN INC
filed 2001-04-02
CIK 857171

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                   FORM 10-KSB
                          ----------------------------
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended                      Commission File Number
           December 31, 2000                                      1-11352

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  DYNAGEN, INC.
                                  -------------
             (Exact name of Registrant as specified in its Charter)

             DELAWARE                                            04-3029787
             --------                                            ----------
   (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

          200 HIGHLAND AVENUE
               SUITE 301
              NEEDHAM, MA                                         02494
              -----------                                         -----
(Address of principal executive offices)                        (Zip Code)

                  Registrant's telephone number: (781) 449-4926

           Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each
       Title of Class                               exchange on which registered
       --------------                               ----------------------------
Common Stock, $.01 par value                           Boston Stock Exchange

           Securities Registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------
                          Common Stock, $.01 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_].

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Issuer's revenues for its most recent fiscal year : $31,456,479

         The aggregate market value of the registered common stock, $0.01 par value per share ("Common Stock") held by non-affiliates, based on the closing price of the Common Stock on March 12, 2000 as reported on the OTC Bulletin Board, was approximately $24,127,375.

         As of March 12, 2001, there were 109,669,887 outstanding shares of Common Stock.
================================================================================

                                TABLE OF CONTENTS



                                                                           Page
                                                                            No.
                                                                            ---
PART I.
Item 1.   Business ......................................................    4
Item 2.   Properties ....................................................   11
Item 3.   Legal Proceedings .............................................   11
Item 4.   Submission of Matters to a Vote of the Security Holders .......   11


PART II
Item 5.   Market for Common Equity and Related Stockholder Matters ......   12
Item 6.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations ................................   13
Item 7.   Financial Statements...........................................   20
Item 8.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosures ................................   20


PART III
Item 9.   Directors and Executive Officers ..............................   50
Item 10.  Executive Compensation.........................................   50
Item 11.  Security Ownership of Certain Beneficial Owners and Management.   50
Item 12.  Certain Relationships and Related Transactions.................   50


PART IV
Item 13.  Exhibits and Reports on Form 8-K...............................   50

Signatures...............................................................   59

Exhibit Index............................................................   60

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Items 9, 10, 11 and 12 of this Report.

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained in this Annual Report on Form 10-KSB, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below in under the heading "Factors That Could Affect Future Results."

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

         DynaGen, Inc. referred to in this Report as the "Company," "we" or "us," develops, makes and sells generic drugs. From our inception in 1988 until 1996, we focused primarily on developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our focus and through acquiring three separate companies became a generic drug manufacturing and distribution business. In 1996 we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998 we acquired Superior Pharmaceutical Company and Generic Distributors, Inc., our distribution operations.

         Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Our distribution businesses sold mostly our competitors' products and the combination of manufacturing and distribution business did not create the strategic advantages we were seeking. On the contrary, we found that we were divided both financially and managerially. As our financial performance failed to meet the expectations of our senior lender, FleetCapital, ("Fleet") restricted our borrowing ability and as a result we faced a working capital shortage. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company selling only our own products to customers. In November 2000, we sought and obtained the approval of our shareholders to sell the Superior distribution business and we completed the sale on February 23, 2001. We sold the assets of our Generic Distributors Incorporated subsidiary in a separate transaction on December 29, 2000.

         The sale of the two distribution subsidiaries involved complex financial transactions. The effects of these transactions on the Company and the future outcome of our current strategy is still unknown. In the section of this Report entitled "Management Discussion and Analysis of Financial Conditions and Results of Operation - Certain Factors That May Affect Future Results," we have described several risk factors which we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact to some degree other businesses in our market sector. You should give very careful consideration to these risks and pay special attention to the recent developments when you evaluate DynaGen.

RECENT EVENTS - DIVESTITURE OF DISTRIBUTION BUSINESSES

         Immediately after we acquired it, Superior began experiencing a sharp and steady decline in its sales and margins. The decline was initially due, in part, to the loss of key personnel after the acquisition, which resulted in the loss of business with certain accounts. Also, price pressure in the generic drug industry caused further erosion in Superior's margins. GDI also experienced a decline in sales and margins during this time, primarily due to price erosion in the industry. Although we provided ongoing capital to fund the subsidiaries' operations, we did not have sufficient capital to continue to do so.

         A more critical reason for us to divest the distribution business was financial. In November 1999, we secured a $14 million line of credit for working capital from FleetCapital which provided us with better liquidity and capital resources. Despite having this financing, we continued to face working capital shortages due to research and development investments, declining margins on Superior sales and restrictive covenants of the Fleet credit facility. We experienced covenant defaults in connection with the Fleet credit facility, and as a result Fleet imposed further restrictions. We were also divided, financially and managerially, by maintaining both manufacturing and distribution capabilities. We analyzed our options and came to the conclusion that the combination of generic drug manufacturing and distribution had failed to created a strategic advantage. As a result, we concluded that we lacked the management resources and capital funding necessary to become a strong competitor in either sector of the generic drug business.

         Our experience over the past three years showed that a distribution operation added minimal advantage in achieving our strategic plan for success in a targeted sector of the generic drug business. Also, Superior and GDI were each marginally profitable but consumed a disproportionate amount of our resources. Management concluded that the sale of Superior and GDI was in the best interest of the Company because:

     o   The sale enabled us to eliminate all the senior debt from FleetCapital.

     o We also assigned our obligation to our subordinated lenders, subject to our continued guarantee.

     o We are now able to focus management resources on higher margin manufacturing operations and achieve greater value for our shareholders.

         We completed the sale of GDI on December 29, 2000 and Superior on February 23, 2001. The sale of Superior to RxBazaar.com, Inc. involved complex financial transactions, including:

     o   we received a cash payment of $4,000,000 from RxBazaar;

     o RxBazaar became obligated to pay us approximately $1,000,000 in respect of existing intercompany advances and accounts payable owed by Superior to DynaGen and Able;

     o RxBazaar assumed our existing subordinated debt in the amount of $2,248,875;

     o we agreed to continue to guarantee the subordinated debt, which guarantee is secured by certain of our assets;

     o we further agreed that the subordinated lenders would be entitled to convert the subordinated debt into shares of our common stock to satisfy our obligations under the guarantee;

     o we agreed with certain equity investors in RxBazaar that they could, at their election, exchange their shares of RxBazaar Series A preferred stock for shares of our Series O Preferred Stock, which we would register for resale by the investors.

         The equity investors in RxBazaar later exchanged their shares of RxBazaar stock shares of our Series O Preferred Stock. Conversion of the Series O Preferred Stock into shares of our common stock will result in further dilution to our shareholders. Please see "Certain Factors That Could Affect Future Result:" for a discussion of the risks to our investors caused by this dilution and by our obligation to issue a large number of additional shares of common stock. Please also refer to Note 13 to the financial statements included in this Report entitled "Subsequent Events" for additional explanation of the impact of this transaction on the financial condition of the Company. You should give very careful consideration to these sections when evaluating DynaGen.

MULTISOURCE GENERIC DRUG BUSINESS

         Our primary business activity is the development, manufacturing and marketing of generic drugs to our customers. Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They must meet the same governmental standards as the brand-name drugs they replace, and they must meet all FDA guidelines before they can be made or sold. We can manufacture and market a generic drug only if the patent or other government-mandated market exclusivity period for the brand-name equivalent has expired. Generic drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents. We estimate that the U.S. generic or multisource drug market approximates $13 billion in annual sales. We believe that this market has grown due to a number of factors, including:

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

OUR STRATEGY

         Our strategy is to focus on developing generic drugs which either have large established markets or are niche products with limited or no competition. For example, suppositories form the basis of our niche product strategy, as there are relatively few competitors in the market and a limited number of branded suppository products currently do not have any generic equivalents. We also intend to focus on products that have extended release dosage forms, which are difficult to develop and therefore could be less likely to face competition from other generic drug manufacturers. We believe that this approach will allow us to bundle our products and offer the customer a line of products that reduces their overall acquisition cost.

PRODUCT LINE INFORMATION

         We manufacture and market prescription generic drugs. Our manufacturing subsidiary, Able Laboratories, produces tablets and suppositories. As part of our acquisition of Able, we obtained rights to market several generic drug products the sale of which had already been approved by the FDA. In November 2000, we received our first FDA approval to manufacture and sell an additional product: diphenoxylate with atropine sulfate tablets. Recently, we also received FDA approval to manufacture and market methylphenidate tablets, which are a generic equivalent to the brand drug Ritalin(R). Our current products are listed below:

                                                                         Equivalent
Product                                 Indication                   Brand Name Product(1)
- -------                                 ----------                   ------------------
Methylphenidate tablets                 Attention disorder              Ritalin(R)Tabs
Clorazepate tablets                     Anxiolytic                      Tranxene(R)
Diphenoxylate with Atropine Sulfate     Anti-diahhereal                 Lomotil(R)Tabs
Nitroglycerine Sublingual tablets       Anti-angina                     Nitrostat(R)
Phenazopyridine HCL tablets             Urinary Tract Analgesic         Pyridium(R)
Salsalate tablets                       Anti-inflammatory               Disalcid(R)
Hydrocortisone Suppository              Anti-inflammatory               Anucol(R)

- --------------
(1) All brand names in the table above are trademarks or registered trademarks of their respective owners.

RESEARCH AND DEVELOPMENT

         At Able Laboratories, our manufacturing subsidiary, we are working on developing generic products in the form of tablets, capsules, and suppositories. The research, development, clinical testing and the FDA review process leading to approvals take approximately two years for each product. As discussed in the section titled "Government Regulation," some new products require no review or limited laboratory testing, in which case the time required to complete the process can be less than two years. Typically, our research and development activities consists of:

     o identifying brand name drugs for which patent protection has expired or will expire in the near future,

     o conducting research (including patent and market research) and developing new product formulations based upon such drugs,

     o developing and testing our formulation in laboratory and human clinical studies as necessary,

     o   compiling and submitting all the information to the FDA; and

     o   obtaining approval from the FDA for our new product formulations.

         As part of the approval process, we contract with outside laboratories to conduct biostudies that are required for FDA approval. We use biostudies to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from that achieved by the corresponding brand name drug. These biostudies are subject to rigorous standards set by the FDA. They can cost up to $500,000 each and are a major part of the overall cost of our drug development work.

         We currently have thirteen (13) ANDAs pending approval at the FDA. Prior to approval by the FDA we generally undergo an on-site inspection, known as a pre-approval inspection or PAI, by the district office of the FDA. To date, we have had two pre-approval inspections covering several products. Our product development program includes several active projects in various stages of completion. We currently have one product in bio-equivalence study and one undergoing a pilot study. We intend to develop and file ANDA applications covering eight to ten additional products this year. Following is a list of some of the ANDAs we have on file with the FDA. We can, however, give no assurance that that we will receive approval from the FDA to market these products, and if we do, there is no assurance that we will be able to penetrate the market and achieve reasonable levels of sales or achieve profitability.

       BRAND NAME                    DYNAGEN PRODUCT            DATE ANDA FILED
       ----------                    ---------------            ---------------
Fioricet(R)Tabs               Butalbital/Apap/Caffeine Tabs      September 1999
Esgic-Plus(R)Tabs             Butalital/Apap/Caffeine Tabs       October 1999
Adipex-P(R)Tabs               Phentermine Tabs                   February 2000
Phentermine(R)Caps            Phentermine Caps                   February 2000
Darvocet-N(R)Tabs             Propoxyphene Naps w/Apap Tabs      April 2000
Compazine(R)Supposotories     Prochlorperzine Supposotories      April 2000
Robaxin(R)Tabs                Methocarbarmol Tabs                June 2000
Soma(R)Tabs                   Carisoprodol Tabs                  October 2000

         For the fiscal year ended December 31, 2000, we expended $2,392,166 on research and development activities, a 40% increase as compared to the $1,713,416 we spent for fiscal year ended December 31, 1999. This increase is primarily due to our decision to focus on manufacturing generic drugs and conducting six clinical studies during the year.

SALES AND MARKETING

         Our products are sold primarily through direct sales efforts to drug wholesalers, distributors and retail drug chains and other pharmaceutical companies. We market our generic drug products under our "Able Laboratories" label, as well as under private label arrangements. The majority of Able's sales are to customers who purchase under firm purchase order commitments. These purchase orders range from $25,000 to $400,000 and are filled within one to three months from the time we receive them.

         We have two senior and experienced executives in our sales department, supported by three associates. In January 2001 we appointed Bi-Coastal Pharmaceutical Corporation as our representative. Bi-Coastal, located in New Jersey, has over 20 sales and support professionals representing several pharmaceutical companies. Under our agreement, Bi-Coastal sells our products to generic drug distributors, mail order pharmacies and managed care organizations. We believe that this arrangement allows us to optimize our sales costs and achieve national exposure for our product line.

         The dollar amount of backlog orders for Able as of December 31, 2000 was approximately $250,000.

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

MANUFACTURING FACILITIES

         Our facility consists of 46,000 square feet of manufacturing, warehousing, laboratory and office space. Over the past two years we invested approximately $1,500,000 to upgrade our facility, including new flooring, building of additional tablet compression rooms, separating manufacturing areas for phenezopyridine production and, most importantly, addition of seven new air handling units. We also built a self contained research and development facility with its separate support laboratory. In our production areas we built storage vaults required for handling controlled substances. We also invested over $2,500,000 installing new manufacturing and laboratory equipment. We believe our manufacturing facility and our laboratories are adequate to handle our production needs for the next 12 months.

COMPETITION

         We compete primarily with other generic manufacturers and distributors. Many of our competitors have substantially greater resources than we have, including the greater financial and other resources, such as expertise in formulations of technologically advanced delivery systems and marketing, that are needed to commercialize a pharmaceutical product.

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

GOVERNMENT REGULATION

         Our products are highly regulated, principally by the FDA, the Drug Enforcement Agency, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacture, labeling, storage, recordkeeping, approval, advertising and promotion of our products. Noncompliance with applicable requirements can result in judicially and administratively imposed sanctions, including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can also involve product recalls and the refusal by the government to approve new drug applications, known as NDAs, or abbreviated new drug applications, known as ANDAs. In order to conduct clinical tests and produce and market products for human diagnostic and therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, standards require that products be approved by the FDA as safe and effective for their intended use prior to being marketed for human applications.

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

         The FDA can also significantly delay the approval of a pending NDA or ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." Manufacturers of drugs and devices must also comply with the FDA's current Good Manufacturing Practices or cGMP standards, or risk sanctions such as the suspension of manufacturing approval, the seizure of drug products or the FDA's refusal to approve additional applications.

         There can be no assurance that we will obtain the requisite approvals from the FDA for any of our proposed products or processes, that the process to obtain such approvals will not be excessively expensive or lengthy, or that we will have sufficient funds to pursue such approvals. The failure to receive the requisite approvals for our products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent us from commercializing our products as anticipated and would have a materially adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results."

         Able is subject to a consent decree entered by the court on April 9, 1992 in United States v. Able Laboratories, Inc., Civ. No. 91-4916 (D.N.J.) for failure to comply with FDA cGMP. Able has been operating under this consent decree since April 1992. The principals involved in the issuance of that order are no longer employed by Able, DynaGen or any of their affiliates. Since we acquired it, Able has made substantial commitments (both operational and financial) to improve the plant, personnel, and equipment in order to effect an improvement in its operations. We have made key management changes to retain individuals who have knowledge of and commitment to compliance with cGMP in order to ensure continued cGMP compliance. We have also provided cGMP training on a regularly scheduled basis to Able's employees.

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

         In the event of a successful suit against us, insufficiency of insurance coverage could have a materially adverse impact on our operations and financial condition. Furthermore, the costs of defending or settling a product liability claim and any attendant negative publicity may materially adverse affect on us, even if we ultimately prevailed. Furthermore, certain food and drug retailers require minimum product liability insurance coverage as a precondition to purchasing or accepting products for commercial distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad commercial distribution of our proposed products, which could have a materially adverse effect upon our business and financial condition.

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

EMPLOYEES

         As of March 27, 2001, we had __ full-time employees, of whom __ were employed in selling, general and administrative activities and __ were employed in research and development and manufacturing. None of our employees are represented by a union. We believe our relationship with our employees is good.

ITEM 2.  PROPERTIES

         We maintain our principal executive offices at 200 Highland Avenue, Suite 301, Needham, Massachusetts 02494. The premises consist of approximately 2,940 square feet of space and we have option to extend the lease annually.

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

ITEM 3.  LEGAL PROCEEDINGS

         On May 4, 2000, Don Couvillon, Sidney Johnson, and Generic Distributors Limited Partnership filed for arbitration with the American Arbitration Association in Atlanta, Georgia. The claimants alleged that DynaGen, Generic Distributors, Inc., and Superior Pharmaceutical Co. breached the parties' March 2, 1998 Asset Purchase Agreement by refusing to pay certain compensation totaling $1,383,332. On June 6, 2000, Couvillon and Johnson filed a related action in Federal District Court in Monroe, Louisiana against DynaGen, Generic Distributors, Inc., and Superior Pharmaceutical Co., and later dismissed their pending claims in the Atlanta arbitration. Couvillon and Johnson alleged breaches of compensation provisions in their employment and consulting contracts, respectively, and each demanded $116,666.

         On March 14, 2001, the parties accepted the offer of the United States Court of Appeals, Fifth Circuit to mediate the disputes. Accordingly, on March 14, 2001 the parties met and resolved their dispute and entered into a settlement agreement. Upon the completion of the appropriate documents the claims will be dismissed with prejudice.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 27, 2000, we held a special meeting of our stockholders to consider and act upon a proposal to the sale of our Superior Pharmaceuticals subsidiary to RxBazaar.com, Inc. We retained Georgeson Shareholders Communication, Inc., a professional proxy solicitation firm, to help us submit proxies. At the meeting, the shareholders approved the proposal by the following vote:
         FOR:  56,537,367          AGAINST:  571,721        ABSTAIN:  2,090,179

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Price of Common Stock

         Our Common Stock is traded on the Boston Stock Exchange under the symbol "DYG" and is quoted on the OTC Bulletin Board under the symbol "DYGN." On March 20, 2001, based upon information from American Stock Transfer & Trust Company, our transfer agent, there were approximately ______ holders of record of Common Stock. We believe that there are a substantial number of additional beneficial owners that hold Common Stock in "street name" through brokerage firms. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices as reported on the OTC Bulletin Board for the Common Stock.

                                         COMMON STOCK (1)
                                              HIGH                  LOW
FISCAL 1999:                             ----------------     ----------------
- -----------
January 1 to March 31, 1999                  $0.36                 $0.13
April 1 to June 30, 1999                      0.75                  0.31
July 1 to September 30, 1999                  0.66                  0.38
October 1 to December 31, 1999                0.53                  0.30

FISCAL 2000:
- -----------
January 1 to March 31, 2000                  $1.32                 $0.25
April 1 to June 30, 2000                      0.90                  0.33
July 1 to September 30, 2000                  0.46                  0.25
October 1 to December 31, 2000                0.32                  0.16
- -----------------------

         We have never paid dividends to common stockholders since inception and do not plan to pay dividends to common stockholders in the foreseeable future. We intend to retain any earnings to finance our operations.

(b)      Sales of Unregistered Securities


         During the last fiscal quarter of the year ended December 31, 2000, we sold the following securities pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended, including the exemption provided by Section 4(2) thereof:

         o In October 2000, we issued two options to purchase up to 250,000 shares of common stock each exercisable at $0.25 to two new directors. Half of these shares vested in the year 2000 and the balance will vest in the year 2001. The Company also issued two warrants totaling 1,600,000 shares of common stock at an exercise price of $0.13 to two directors. These options vested in full at he date of the grant.

         o In November 2000, we issued 13,000 shares of Series N Preferred Stock at $100 per share in exchange for the total cash proceeds of $800,000 and repayment of a convertible note of $350,000. The Series N Preferred stock is convertible into common stock at a conversion price equal to 75% of the average trading prices on five consecutive days prior to the conversion date.

         o In the fiscal quarter ended December 31, 2000, we granted stock options to purchase a total of 1,085,000 shares of common stocks to sixteen employees at Able Laboratories, at an exercise price of $0.25. These options vest over the next three to four years.

         o During the fourth quarter ended December 31, 2000, we issued an aggregate of 11,739,765 shares of common stock upon exercise of options and warrants and conversion of convertible debt and convertible equity securities.

         We used all of the net cash proceeds raised by the sale of unregistered securities to repay indebtedness and for working capital.

         See Note 13 to the financial statements included in this Report, entitled "Subsequent Events," for information relating to sales of unregistered securities during the first quarter of fiscal 2001.

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

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                    2000                1999
                                                                                 -----------        ------------
STATEMENT OF OPERATIONS DATA
Sales.....................................................................       $31,456,479         $29,139,553
Costs of sales............................................................        25,711,147          24,377,890
                                                                                  ----------
Gross Profit..............................................................         5,745,332           4,761,663
Operating Expenses........................................................        12,358,416          11,025,790
                                                                                  ----------
Operating loss............................................................        (6,613,084)         (6,264,127)
Other income (expense), net...............................................        (1,838,568)         (1,887,191)
                                                                                  -----------
Net loss..................................................................        (8,451,652)         (8,151,318)
Less returns to preferred stock including beneficial conversion features..        (1,443,793)         (1,913,780)
                                                                                  -----------
Net loss applicable to common  stock......................................       $(9,895,445)       $(10,065,098)
                                                                                 -----------        ------------
Net loss per share - basic................................................       $     (0.13)       $      (0.20)
                                                                                 -----------        ------------
Weighted average number of shares outstanding ............................        78,484,857          51,221,275
                                                                                 ===========        ============

                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                                                                                    2000                1999
                                                                                 -----------        ------------
BALANCE SHEET DATA:
Current assets............................................................                           $13,784,905
Total assets..............................................................                            21,229,627
Current liabilities.......................................................                            14,911,706
Long-term debt............................................................                             4,190,000
Warrant put liability.....................................................                               984,769
Total liabilities.........................................................                            20,554,064
Working capital (deficit).................................................                            (1,126,801)
Stockholders' equity (deficit)............................................                              $675,563

OVERVIEW

         DynaGen, Inc. develops, makes and sells generic drugs. From our inception in 1988 until 1996, we focused primarily on developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our focus and through acquiring three separate companies became a generic drug manufacturing and distribution business. In 1996 we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998 we acquired Superior Pharmaceutical Company and Generic Distributors Incorporated, our distribution operations.

         Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Our distribution businesses sold mostly our competitors' products and the combination of manufacturing and distribution business did not create the strategic advantages we were seeking. On the contrary, we found that we were divided both financially and managerially. As our financial performance failed to meet the expectations of Fleet Capital, our senior lender, Fleet restricted our borrowing ability and as a result we faced a working capital shortage. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company selling only our own products to customers. In November 2000, we sought and obtained the approval of our shareholders to sell the Superior distribution business and we completed the sale on February 23, 2001. We sold the assets of our Generic Distributors Incorporated subsidiary in a separate transaction on December 29, 2000.

         The sale of the two distribution subsidiaries involved complex financial transactions. The effects of these transactions on the Company and the future outcome of our current strategy is still unknown. In the section of this Report entitled "Certain Factors That May Affect Future Results," we have described several risk factors which we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact to some degree other businesses in our market sector. You should give very careful consideration to these risks and pay special attention to the recent developments when you evaluate DynaGen.

         We have financed our operating losses primarily through the proceeds from public and private stock offerings and debt offerings. We anticipate that revenues from product sales may not be sufficient to fund our current operations and produce an operating profit in fiscal 2001. We have incurred losses since inception and may incur additional losses in the future.

         Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing or to renegotiate our agreements with our existing creditors, we may have to file for bankruptcy. Our independent auditors issued an opinion on our financial statements as of December 31, 2000 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. See "-- Certain Factors That May Affect Future Results".

RESULTS OF OPERATIONS

         REVENUE: Revenues for the year ended December 31, 2000 were $, compared to $29,139,553 for the year ended December 31, 1999. This increase of $ is primarily the result of improved new product sales at Able Laboratories.

         COST OF SALES: Cost of sales was approximately ___% of product sales for the year ended December 31, 2000 compared to 84% for the year ended December 31, 2000. The high percentage cost in 2000 and 1999 was due to low production and sales levels at Able, which did not support the fixed manufacturing costs of the Able facility. Cost of sales for Superior and GDI for 2000 and 1999 were 77% of product sales.

         RESEARCH AND DEVELOPMENT: Research and development expenses for the year ended December 31, 2000 were $2,392,166 or 7.6% of revenue, compared to $1,713,416 or 5.9% of revenue for the year ended December 31, 2000. All of these expenses relate to research and biostudies conducted by Able Laboratories. The increase was primarily due to the increased number of biostudies we initiated during 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the year ended December 31, 2000 were $9,966,250, compared to $8,912,374 for the year ended December 31, 1999. The increase in expenses was primarily attributable to [increased operations at Able].

         LOSS ON IMPAIRMENT: We recorded losses of $_____ in 2000 and $______ in 1999, on impairment of Superior's customer lists in 2000and 1999 respectively, based on our cost effective projections of Superior's future cash flows.

         OTHER INCOME: Investment income was $______ for the year ended December 31, 2000 as compared to $23,011 for the year ended December 31, 1999. Interest and financing expenses of $______ for the year ended

December 31, 2000, compared to $2,425,730 for the year ended December 31, 1999, relate primarily to private placements of debt financing and bank loans.

         NET LOSS: We incurred a net loss of $9,895,445 in 2000, compared to a net loss of $10,065,098 in 1999. The change in net loss was primarily due to [describe reasons].

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had a working capital deficit of $4,289,639, compared to a working capital deficit of $1,126,801 at December 31, 1999. Cash was $373,832 as of December 31, 2000, compared to $310,549 at December 31, 1999. Working capital decreased primarily as a result of our need to fund our continuing operations. We expect our cash needs for the next 12 months to be approximately $4,000,000. We expect to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, our ability to maintain our current level of operations would be materially and adversely affected and we will be required to reduce or eliminate certain expenditures, including research and development activity with respect to certain proposed products. See "Certain Factors That May Affect Future Results."

         In November 1999, we secured a line of credit for working capital from Fleet Capital. Borrowings under the line were secured by substantially all the assets of Company and its subsidiaries. Under this agreement, we could borrow up to 85% of our eligible accounts receivable and 60% of our eligible inventory. The bank also extended a term loan secured by the equipment at Able. This loan was being amortized over 12 months.

         During the first and second quarter of 2000, the sales of our products manufactured by Able Laboratories did not meet our expectations and we incurred higher than anticipated losses. As a result, we experienced covenant defaults in connection with the Fleet credit facility and Fleet imposed further restrictions. Reduction in working capital availability had further negative impact on the overall operation and we were unable to satisfy the Fleet credit facility and entered into a forbearance agreement. After careful analysis, we decided to divest our distribution operation to pay down the Fleet credit facility and continue only as a generic drug development and manufacturing company.

         On October 20, 2000, DynaGen entered into an agreement to sell Superior Pharmaceutical Company to RxBazaar.com, Inc. for $4,000,000 in cash and assumption of GynaGen's senior subordinated debt of $2,248,875. The transaction was approved by DynaGen's stockholders on November 27, 2000. RxBazaar.com, Inc. was founded by two of DynaGen's directors and others in October 1999. See Note 13 to the financial statements included in this report.

         On February 23, 2001, pursuant to an agreement between DynaGen, RxBazaar.com, Inc. and Superior Pharmaceutical Company, RxBazaar acquired Superior in a cash merger. As a result of the merger, we received a cash payment of $4,000,000, RxBazaar became obligated to pay us and our subsidiary, Able Laboratories, Inc., approximately $1,000,000 in respect of existing intercompany advances and accounts payable that were eliminated as intercompany accounts on our consolidated financial statements, and RxBazaar assumed our existing 13.5% senior subordinated debt in the amount of $2,248,875. We remain liable for the subordinated debt as a guarantor. In addition, the holders of the subordinated debt may convert such debt, in whole or in part, into common stock of DynaGen or RxBazaar, and the we have agreed to register for resale any shares of our common stock issued upon conversion of the subordinated debt. The purchase price and terms of the merger were determined in arms-length negotiations between the parties.

         On December 29, 2000, we sold substantially all the assets of our Generic Distributors subsidiary to Louisiana Wholesale Distributors, an unrelated third party, for $1,510,774. we received $800,000 of the sale proceeds on January 3, 2001 and accounts payable of GDI amounting to $710,774 were paid out of the proceeds. At December 31, 2000, the consolidated financial statements include $442,000 of accounts payable owed to creditors of GDI. We recorded a loss of $347,841 on the sale, which included the write-off of the $315,992 unamortized balance of the customer lists.

         To date we have met substantially all of our capital requirements through the sale of securities and loans convertible into common stock. The negative impact of events from 1997 to date has limited our ability to raise capital in a conventional sale of our securities. However, the Company continues to pursue additional sources of capital in order to fund the growth of the Able generic drug business and its product development efforts. If we are unable to obtain such additional financing, our ability to maintain our current level of operations would be materially and adversely affected and we will be required to reduce or eliminate certain expenditures, including research and development activity with respect to certain proposed products. We cannot give any assurance that we will raise the needed financing. See "Certain Factors That May Affect Future Results."

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         IF WE CONTINUE TO INCUR LOSSES, THEN THE VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE.

         We have incurred operating losses in every operating period since our inception. We had an accumulated deficit of $66,756,522 as of December 31, 2000. We incurred a net loss of $9,895,445 in the year ended December 31, 2000. We anticipate future losses, and we can give no assurance that we will ever generate substantial revenues from our business, or achieve profitability. If we continue to incur operating losses, then the value of our common stock will likely decline and you could lose your investment.

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

         IF WE CANNOT RAISE SIGNIFICANT ADDITIONAL FUNDS, THEN WE WILL HAVE TO SUBSTANTIALLY CURTAIL OUR OPERATIONS.

         Our history of operating losses raises substantial doubt about our ability to continue operations. If we are unable to secure significant additional financing, we will have to curtail or suspend our research and development activities and other business activities. If that happens, you could lose your entire investment. Our independent auditors issued an opinion on our financial statements as of December 31, 2000 and for the year then ended which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The reasons cited by the independent auditors include the following:

         o we have incurred recurring losses from operations resulting in a working capital deficiency at December 31, 2000; and

         o we have defaulted on conditions placed upon us by our bank and other lenders.

         WE FACE INTENSE COMPETITION FROM OTHER MANUFACTURERS OF GENERIC DRUGS.

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

         IF THE BOSTON STOCK EXCHANGE DELISTS OUR COMMON STOCK, WE WILL HAVE GREATER DIFFICULTY RAISING THE CAPITAL WE NEED TO CONTINUE OPERATIONS.

         Our common stock has been delisted from the Nasdaq Stock Market and is listed on the Boston Stock Exchange. The common stock is also quoted on the OTC Bulletin Board. If the common stock was delisted by the Boston Stock Exchange, then public perception of the value of the common stock could be materially adversely affected. You could lose your investment and we could face greater difficulty raising capital necessary for our continued operations.

         We received a notice from the Boston Stock Exchange on April 12, 1999 informing us that our common stock did not meet the requirements for continued listing. On July 8, 1999, we advised the Boston Stock Exchange that as of that date we met the requirement. Our common stock remains listed on the Boston Stock Exchange. Our common stock could face delisting action again, however, if we do not maintain the minimum stockholders equity or satisfy other listing requirements.

         IF OUR COMMON STOCK BECOMES SUBJECT TO PENNY STOCK RULES, INVESTORS MAY HAVE GREATER DIFFICULTY SELLING THEIR SHARES.

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

         If our common stock is delisted from the Boston Stock Exchange, then trading in the common stock will be covered by Rules 15g- 1 through 15g- 6 and 15g- 9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.

         WE ARE OBLIGATED TO ISSUE A LARGE NUMBER OF SHARES OF COMMON STOCK AT PRICES LOWER THAN MARKET VALUE.

         We are obligated to issue a large number of shares of common stock at prices lower than market value. Therefore, our common stock could lose value if a large number of shares are issued into the market. As of March 12, 2001, 109,669,887 shares of common stock were issued and outstanding. We have issued a large number of securities, such as options, warrants, convertible preferred stock and convertible notes, that are convertible by their holders into shares of common stock. As of March 31, 2001, we were obligated to issue up to approximately 50,186,845 additional shares of common stock upon the conversion or exercise of convertible securities and options. We have also reserved 41,363,999 shares of common stock for issuance pursuant to options granted to our employees, officers, directors and consultants. Because our certificate of incorporation authorizes a maximum of 125,000,000 shares of common stock, if all of the holders of these convertible securities exercised their rights to acquire common stock, we would not be able to honor all of our obligations. We intend to seek the approval of our stockholders for an increase in our authorized shares, but we cannot assure you that we will obtain such approval. If we are unable to meet our obligations to issue additional shares of common stock, we would face material adverse consequences. The holders of these convertible securities likely would only exercise their rights to acquire common stock at times when the exercise price is lower than the price at which they could buy the common stock on the open market. Because we would likely receive less than current market price for any shares of common stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of common stock held by existing investors. Also, the exercise of a large number of convertible securities could limit our ability to obtain additional equity capital by selling common stock. In all likelihood, we would be able to sell shares of common stock elsewhere on more favorable terms at the time the holders of convertible securities chose to exercise their rights.

         CONVERSION OF OUTSTANDING SHARES OF CONVERTIBLE PREFERRED STOCK MAY REDUCE THE MARKET PRICE AND DILUTE THE RELATIVE VOTING POWER OF OUR OUTSTANDING COMMON STOCK.

         The conversion of outstanding shares of preferred stock may result in substantial dilution to the equity interests of current holders of our common stock. Specifically, the issuance of a significant amount of additional shares of our common stock would result in a decrease of the relative voting power of holders of our common stock which was issued and outstanding prior to the conversion of the preferred stock. In addition, public resales of our common stock following conversions of preferred stock may depress the prevailing market price of our common stock. Even prior to the time of actual conversions of the preferred stock, the perception of a significant market "overhang" resulting from the existence of our obligation to honor such conversions could depress the market price of our common stock.

         A DECREASE IN THE MARKET PRICE OF OUR COMMON STOCK WOULD INCREASE THE NUMBER OF SHARES OF OUR COMMON STOCK ISSUABLE UPON CONVERSION OF THE PREFERRED STOCK AND WOULD COMPOUND THE RISKS OF DILUTION DESCRIBED IN THE PRECEDING RISK FACTOR.

         Our outstanding shares of convertible preferred stock are convertible at a floating price that will be below the market price of our common stock at the time of conversion. As a result, the lower the market price of our common stock at and around the time the holder converts the preferred stock, the more shares of common stock the holder of such convertible securities will receive. Any increase in the number of shares of common stock issued upon conversion as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding risk factor.

         HOLDERS OF OUR PREFERRED STOCK AND OTHERS MAY HAVE AN INCENTIVE TO SELL COMMON STOCK IN THE MARKET BEFORE THEY CONVERT THEIR SHARES OF PREFERRED STOCK IN EXPECTATION THAT THE MARKET PRICE OF OUR COMMON STOCK WILL FALL.

         Our preferred stock is convertible into shares of common stock at prices below the market price of the common stock. The market price of our common stock could decrease because of sales of a large number of shares of common stock issued on conversion of the preferred stock. The perception that such a decrease could occur might, in turn, encourage holders of the preferred stock or others to attempt to profit from such a downturn by selling shares of common stock "short," or before the seller acquires the shares of common stock sold. Material amounts of such short selling could place further downward pressure on the market price of our common stock.

         WE DO NOT HAVE A SUFFICIENT NUMBER OF SHARES OF AUTHORIZED COMMON STOCK TO CONVERT ALL OF OUR OUTSTANDING CONVERTIBLE SECURITIES.

         Our certificate of incorporation authorizes a maximum of 125,000,000 shares of common stock. If all of the holders of our outstanding convertible securities, options and warrants exercised their rights to acquire common stock, we would not be able to honor all of our obligations. We intend to seek the approval of our stockholders for an increase in our authorized shares, but we cannot give any assurance that we will obtain such approval. If we are unable to meet our obligations to issue additional shares of common stock, we would face material adverse consequences.

         THE VALUE OF OUR COMMON STOCK FLUCTUATES WIDELY AND INVESTORS COULD LOSE MONEY ON THEIR INVESTMENTS IN OUR STOCK.

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

         The market price of our common stock has fluctuated between $70.00 and $.05 from January 1, 1993 to March 29, 2001. Over the past twelve months, the common stock has fluctuated between approximately $1.31 and approximately $.16, and was approximately $.22 on March 29, 2001. These broad market fluctuations could adversely affect the market price of our common stock, in that at the current price, any fluctuation in the dollar price per share could constitute a significant percentage decrease in the value of a stockholder's investment. Also, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit and we would have to divert management time and attention away from operations. A lawsuit based on the volatility of the stock price in whole or in part could seriously harm our business and your investment.

         WE MAY FACE PRODUCT LIABILITY FOR WHICH WE ARE NOT ADEQUATELY INSURED.

         The testing, marketing and sale of drug products for human use is inherently risky. Liability might result from claims made directly by consumers or by pharmaceutical companies or others selling our products. Superior and Able presently carry product liability insurance in amounts that we believe to be adequate, but we can give no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We can give no assurance that we will be able to obtain or maintain adequate insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect us against such potential liability or at a reasonable cost. The obligation to pay any product liability claim or a recall of a product could have a material adverse affect on our business, financial condition and future prospects.

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

ITEM 7.  FINANCIAL STATEMENTS

         DynaGen's Consolidated Financial Statements and Related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 7 are as follows:

         Independent Auditors' Report

         Financial Statements:

                  Consolidated Balance Sheets - December 31, 2000 and 1999

                  Consolidated Statements of Loss - Years Ended December 31, 2000 and 1999

                  Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years Ended December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999

                  Notes to Consolidated Financial Statements



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors and Stockholders
DynaGen, Inc.
Needham, Massachusetts


         We have audited the accompanying consolidated balance sheets of DynaGen, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with audit standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DynaGen, Inc. and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations resulting in a working capital deficiency and a stockholders' deficit at December 31, 2000, and as discussed in Note 6 is in default on certain debt obligations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
March 31, 2001

                                  DYNAGEN, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                     ASSETS                                              2000              1999
                                                                                     ------------      ------------
Current assets:
     Cash and cash equivalents                                                       $    373,832      $    310,549
     Due on sale of subsidiary                                                            800,000                --
     Accounts receivable, net of allowance for doubtful
       accounts of $485,068 and $270,025                                                3,508,794         5,582,646
     Rebates receivable                                                                   119,558           262,380
     Inventory                                                                          5,889,235         7,148,604
     Notes receivable                                                                      55,000            85,000
     Prepaid expenses and other current assets                                            492,601           395,726
                                                                                     ------------      ------------
         Total current assets                                                          11,239,020        13,784,905
                                                                                     ------------      ------------
Property and equipment, net                                                             3,701,501         3,852,842
                                                                                     ------------      ------------
Other assets:
     Customer lists, net of accumulated amortization                                    1,153,958         2,385,098
     Debt financing costs, net of accumulated amortization                                402,784           885,988
     Deposits and other assets                                                            416,359           320,794
                                                                                     ------------      ------------
         Total other assets                                                             1,973,101         3,591,880
                                                                                     ------------      ------------
                                                                                      $16,913,622       $21,229,627
                                                                                     ============      ============



















          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.

                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         2000              1999
                                                                                     ------------      ------------


Current liabilities:
     Notes payable and current portion of long-term debt                             $  8,252,678      $  9,826,615
     Accounts payable and accrued expenses                                              6,183,233         5,070,285
     Warrant put liability                                                              1,076,472                --
     Settlement obligation, current portion                                                16,276            14,806
                                                                                     ------------      ------------
         Total current liabilities                                                     15,528,659        14,911,706
Warrant put liability                                                                          --           984,769
Long-term debt, less current portion                                                    2,248,875         4,190,000
Settlement obligation, less current portion                                               451,313           467,589
                                                                                     ------------      ------------
         Total liabilities                                                             18,228,847        20,554,064
                                                                                     ------------      ------------
Commitments and contingencies
Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
       52,260 and 55,924 shares of Series B through N outstanding
       (liquidation value $5,215,880 and $6,468,214)                                          522               559

     Common stock, $.01 par value, 125,000,000 shares authorized,
       98,002,026 and 63,854,946 shares issued and outstanding                            980,020           638,549
     Additional paid-in capital                                                        64,460,755        58,341,326
     Accumulated deficit                                                              (66,756,522)      (58,304,871)
                                                                                     ------------      ------------
         Total stockholders' equity (deficit)                                          (1,315,225)          675,563
                                                                                     ------------      ------------
                                                                                     $ 16,913,622      $ 21,229,627
                                                                                     ============      ============












          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.

                         CONSOLIDATED STATEMENTS OF LOSS



                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                         2000              1999
                                                                                     ------------      ------------
Sales, net                                                                           $ 31,456,479      $ 29,139,553
Cost of sales                                                                          25,711,147        24,377,890
                                                                                     ------------      ------------
     Gross profit                                                                       5,745,332         4,761,663
                                                                                     ------------      ------------
Operating expenses:
     Selling, general and administrative                                                9,966,250         8,912,374
     Research and development                                                           2,392,166         1,713,416
     Loss on impairment of customer lists                                                      --           400,000
                                                                                     ------------      ------------
       Total operating expenses                                                        12,358,416        11,025,790
                                                                                     ------------      ------------
       Operating loss                                                                  (6,613,084)       (6,264,127)
                                                                                     ------------      ------------
Other income (expense):
     Investment income, net                                                                24,297            23,011
     Loss on sale of subsidiary                                                          (313,607)               --
     Interest and financing expense                                                    (2,157,423)       (2,425,730)
     Miscellaneous income                                                                 608,166           515,528
                                                                                     ------------      ------------
       Other income (expense), net                                                     (1,838,567)       (1,887,191)
                                                                                     ------------      ------------
       Net loss                                                                        (8,451,651)       (8,151,318)

Less returns to preferred stockholders:
     Beneficial conversion feature                                                      1,292,142         1,745,377
     Dividends paid and accrued                                                           151,651           168,403
                                                                                     ------------      ------------
Net loss applicable to common stock                                                  $ (9,895,444)     $(10,065,098)
                                                                                     ============      ============
Net loss per share-basic                                                             $      (0.13)     $      (0.20)
                                                                                     ============      ============
Weighted average shares outstanding                                                    78,484,857        51,221,275
                                                                                     ============      ============








          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2000 and 1999






                                                         PREFERRED STOCK                     COMMON STOCK
                                                 ------------------------------      -----------------------------
                                                    SHARES            AMOUNT            SHARES           AMOUNT
                                                 ------------      ------------      ------------     ------------
Balance at December 31,1998                            52,152      $        521        37,612,612     $    376,126
Stock options and warrants exercised                     --                --             363,172            3,632
Shares issued in private placements                    33,000               330              --               --
Conversion of preferred stock                         (39,228)             (392)       17,856,521          178,565
Conversion of debt                                     10,000               100         3,407,641           34,076
Stock issued for bonus                                   --                --             125,000            1,250
Stock issued for services                                --                --           2,990,000           29,900
Stock and warrants issued for Superior                   --
  settlement                                             --                --           1,500,000           15,000
Stock options and warrants issued for services           --                --                --               --
Comprehensive Income:  Net Loss                          --                --                --               --
                                                 ------------      ------------      ------------     ------------

Balance at December 31, 1999                           55,924               559        63,854,946          638,549
Stock options and warrants exercised                     --                --           2,541,616           25,416
Shares issued in private placements                    43,600               436              --               --
Conversion of preferred stock                         (47,264)             (473)       26,089,555          260,896
Conversion of debt                                       --                --           4,364,909           43,649
Stock and stock warrants issued for services             --                --           1,151,000           11,510
Stock options issued for services                        --                --                --               --
Comprehensive Income:  Net Loss                          --                --                --               --
                                                 ------------      ------------      ------------     ------------
Balance at December 31, 2000                           52,260      $        522        98,002,026     $    980,020
                                                 ============      ============      ============     ============




















                                                   PAID IN         ACCUMULATED
                                                   CAPITAL           DEFICIT            TOTAL
                                                 ------------      ------------      ------------
Balance at December 31,1998                      $ 47,181,545      $(50,153,553)     $ (2,595,361)
Stock options and warrants exercised                   (3,532)             --                 100
Shares issued in private placements                 5,684,655              --           5,684,985
Conversion of preferred stock                        (178,173)             --                --
Conversion of debt                                  1,766,709              --           1,800,885
Stock issued for bonus                                 27,500              --              28,750
Stock issued for services                           1,069,350              --           1,099,250
Stock and warrants issued for Superior
  settlement                                        1,982,000              --           1,997,000
Stock options and warrants issued for services        811,272              --             811,272
Comprehensive Income:  Net Loss                          --          (8,151,318)       (8,151,318)
                                                 ------------      ------------      ------------

Balance at December 31, 1999                       58,341,326       (58,304,871)          675,563
Stock options and warrants exercised                   27,159              --              52,575
Shares issued in private placements                 3,551,249              --           3,551,685
Conversion of preferred stock                        (260,423)             --                --
Conversion of debt                                  1,687,680              --           1,731,329
Stock and stock warrants issued for services          765,264              --             776,774
Stock options issued for services                     348,500              --             348,500
Comprehensive Income:  Net Loss                          --          (8,451,651)       (8,451,651)
                                                 ------------      ------------      ------------
Balance at December 31, 2000                     $ 64,460,755      $(66,756,522)     $ (1,315,225)
                                                 ============      ============      ============

























          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                       2000              1999
                                                                   ------------      ------------
Cash flows from operating activities:
Net loss                                                           $ (8,451,651)     $ (8,151,318)
Adjustments to reconcile net loss to net cash used
    for operating activities:
    Loss on impairment of customer lists                                   --             400,000
    Loss on sale of subsidiary                                          313,607              --
    Stock, stock options and warrants issued for services             1,125,274         1,939,272
    Depreciation and amortization                                     2,059,774         1,784,440
    Write-off of notes receivable                                        30,000              --
(Increase) decrease in operating assets:
    Accounts receivable                                               1,335,230        (1,909,174)
    Rebates receivable                                                  142,822           136,344
    Inventory                                                           568,946          (501,525)
    Prepaid expenses and other current assets                           (96,875)         (194,256)
    Deposits and other assets                                           (95,565)             (933)
Increase in operating liabilities:
    Accounts payable and accrued expenses                             2,053,311         1,629,786
                                                                   ------------      ------------
          Net cash used for operating activities                     (1,015,127)       (4,867,364)
                                                                   ------------      ------------
Cash flows from investing activities:
    Purchase of property and equipment                                 (497,722)       (2,586,232)
    Decrease in notes receivable                                           --              65,000
                                                                   ------------      ------------
          Net cash used for investing activities                       (497,722)       (2,521,232)
                                                                   ------------      ------------
Cash flows from financing activities:
    Net proceeds from stock warrants and options                         52,575               100
    Net proceeds from private stock placements                        3,551,685         5,684,985
    Net proceeds from debt                                              190,000         4,321,740
    Debt financing costs paid                                              --            (723,212)
    Payment of debt obligations                                        (532,501)       (2,443,104)
    Repayments on settlement obligations                                (14,806)          (57,388)
    Net change in lines of credit                                    (1,670,821)        3,125,122
    Net change in accounts receivable factoring                            --            (184,830)
    Decrease in bank overdraft                                             --            (621,313)
    Payment of Superior notes payable                                      --          (1,500,000)
                                                                   ------------      ------------
          Net cash provided by financing activities                   1,576,132         7,602,100
                                                                   ------------      ------------
Net change in cash and cash equivalents                                  63,283           213,504
Cash and cash equivalents at beginning of year                          310,549            97,045
                                                                   ------------      ------------
Cash and cash equivalents at end of year                           $    373,832      $    310,549
                                                                   ============      ============

Supplemental cash flow information:
    Interest paid                                                  $  1,355,730      $  1,890,770
    Conversion of debt and accrued interest into common stock         1,731,329         1,050,885
    Common stock and warrants issued for Superior settlement               --           1,997,000
    Conversion of debt into preferred stock                                --             750,000



Additional cash flow information is included in Notes 3 and 6.


          See accompanying notes to consolidated financial statements.

                                  DYNAGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company" or "DynaGen") and its wholly-owned subsidiaries, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals, Superior Pharmaceutical Company ("Superior") and Monroe Subsidiary, Inc. (formerly Generic Distributors, Inc. or "GDI") both of which are engaged in the distribution of generic pharmaceuticals. All significant inter-company balances and transactions have been eliminated in consolidation.

         In December 2000, we completed the sale of substantially all the assets of our GDI subsidiary to Louisiana Wholesale Distributors ("LWD"). We agreed to sell accounts receivable, inventory and fixed assets for cash consideration of $1,510,774 (see note 3). Our GDI subsidiary changed its name to Monroe Subsidiary, Inc. after the sale.

         During 2000, we merged our inactive subsidiary Apex Pharmaceuticals, Inc. into DynaGen, Inc.

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

PATENTS, TRADEMARKS AND DEFERRED DEBT FINANCING COSTS

         Debt financing costs are being amortized on a straight-line basis over the term of the debt. The related amortization expense for the years ended December 31, 2000 and 1999 was $483,204 and $136,289, respectively.

         In November 2000, patents and trademarks with a net carrying value of $32,620 were written off as management is no longer actively marketing the underlying products.

REVENUE RECOGNITION

         Revenues from product sales are recognized when products are shipped. Revenues from sales to wholesalers may be subject to agreements allowing rights of return and price protection. The Company provides allowances for potential uncollectibe accounts, resturns and price protection.

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

         For all periods presented, options, warrants and put warrants were anti-dilutive and excluded from the diluted earnings per share computations.

         The loss applicable to common stockholders has been increased by the stated dividends on the convertible preferred stock and the amortization of discounts on convertible preferred stock due to beneficial conversion features.

COMPREHENSIVE INCOME

         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no other items of comprehensive income during 2000 and 1999.

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

2.       GOING CONCERN

         The Company has incurred recurring losses from operations resulting in an accumulated deficit of $66,756,522 and a working capital deficiency of $4,289,639 at December 31, 2000. The Company is also in default on certain debt obligations as discussed in Note 6. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to improve the financial condition of the Company include curing defaults and obtaining waivers wherever applicable, selling its wholly-owned subsidiary Superior Pharmaceutical Company (see Notes 3 and 13) and raising additional capital to fund its ongoing operations.

         The Company has also been working with its trade creditors to reduce its obligations. Several creditors have accepted payment plans, which include periodic payments, discounts of amounts outstanding, and acceptance of shares of common stock.

3.       BUSINESS ACQUISITIONS AND DISPOSITIONS

         SUPERIOR  PHARMACEUTICAL COMPANY

         On June 18, 1997, the Company acquired all of the outstanding stock of Superior Pharmaceutical Company ("Superior"). The Company paid the shareholders of Superior $6,250,000 in cash, $4,600,000 in three-year secured promissory notes, as adjusted and 166,667 shares of DynaGen's common stock with a guaranteed value of $5,000,000. DynaGen was obligated to issue to the shareholders up to an additional 1,666,667 shares of its common stock on June 18, 1998 if its common stock was not then trading at an average of at least $30.00 per share, and pay to the former Superior stockholders the difference between $5,000,000 and the current aggregate market value of the shares issued. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000.

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

         o issuing warrants to purchase 300,000 shares of Common stock at a price of $.01 per share; and;

         o modifying the commercial lease agreement between Superior and a company controlled by the former stockholders.

         The Superior acquisition has been accounted for as a purchase. The results of operations of Superior have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation as adjusted, has been based on the estimated fair values at the date of acquisition. The Company initially allocated $13,612,000 of the purchase price to customer lists, which was being amortized on a straight-line basis over five years. In addition the Company initially recorded goodwill of $386,219, which was being amortized over 15 years.

         In the fourth quarter of 1998, the Company recorded a $2,500,000 loss on impairment of the Superior customer lists based on the Company's projections of future discounted cash flows of Superior. In the first quarter of 1999, the Company recorded an additional $400,000 loss on impairment based on a revised projection of the future discounted cash flows.

         Under the May 1999 settlement the Company valued the modification of its lease agreement for additional rent remaining, using discounted cash flows, at $539,783, to be amortized over 15 years. The Company wrote off all of its remaining obligations to the Superior shareholders. This transaction resulted in a reduction of $3,756,162 in the customer list. In addition, the goodwill balance of $329,047 was written off due to the reduction in the purchase price.

         Amortization of customer lists amounted to $769,308 and $948,972 for the years ended December 31, 2000 and 1999 respectively. Amortization of goodwill amounted to $8,605 for the year ended December 31, 1999.

         On October 20, 2000, DynaGen entered into an agreement to sell Superior Pharmaceutical Company to RxBazaar.com, Inc. for $4,000,000 in cash and assumption of DynaGen's senior subordinated debt of $2,248,875. The transaction was approved by DynaGen's stockholders on November 27, 2000 and the transaction closed on February 23, 2001. The Company received a fairness opinion on the transaction from an investment bank. RxBazaar.com, Inc. was founded by two of DynaGen's directors and others in October 1999 who also own shares of RxBazaar stock. As of December 31, 2000, DynaGen owned 1,700,000 shares or 8.9% of RxBazaar.com's common stock which DynaGen received for services. RxBazaar.com valued these shares at $8,500 on issuance in January 2000. In addition, RxBazaar.com issued DynaGen a five year warrant to purchase 1,200,000 shares of common stock at $2.50 per share in September 2000 for services. RxBazaar valued the warrant at $300,000. DynaGen has deferred recognition of the value of these securities at December 31, 2000. See Note 13.

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

         The GDI acquisition was accounted for as a purchase. The results of operations of GDI were included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation was based on the estimated fair values at the date of acquisition. The company allocated $729,205 of the purchase price to customer lists, based on an independent appraisal, which is being amortized on a straight line basis over five years. Amortization of customer lists amounted to $145,840 for each of the years ended December 31, 2000 and 1999.

         On December 29, 2000, DynaGen sold substantially all the assets of GDI to Louisiana Wholesale Distributors, an unrelated third party, for $1,510,774. DynaGen received $800,000 of the sale proceeds in cash on January 3, 2001 and accounts payable of GDI amounting to $710,774 were paid out of the remaining proceeds. At December 31, 2000, the consolidated financial statements include $442,000 of accounts payable owed to creditors of GDI that were not assumed by the buyer. DynaGen recorded a loss of $313,607 on the sale which included the write-off of the $315,992 unamortized balance of the customer lists.

         Selected operating information for GDI is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                ---------------------------
                                                   2000             1999
                                                ----------       ----------
         Revenues                               $4,751,586       $5,618,282
                                                ==========       ==========
         Net loss                               $ (388,680)      $ (239,275)
                                                ==========       ==========
         Net loss per share-basic               $    (0.00)      $    (0.00)
                                                ==========       ==========

4.       INVENTORY

         Inventory consists of the following:
                                                        DECEMBER 31,
                                                ---------------------------
                                                   2000             1999
                                                ----------       ----------
         Raw materials                          $  998,327       $  752,627
         Work-in-progress                           51,605           35,345
         Finished goods                          4,839,303        6,360,632
                                                ----------       ----------
                                                $5,889,235       $7,148,604
                                                ==========       ==========

5.       PROPERTY AND EQUIPMENT
                                               DECEMBER 31,
                                        -------------------------    ESTIMATED
                                           2000           1999      USEFUL LIVES
                                        ----------     ----------    ----------
         Machinery and equipment        $2,877,595     $2,811,296       7 years
         Furniture, fixtures and
            computers                    1,206,933      1,146,223     2-7 years
         Leasehold improvements          1,394,707      1,266,846      15 years
                                        ----------     ----------
                                         5,479,235      5,224,365
         Less accumulated depreciation
            and amortization            (1,777,734)    (1,371,523)
                                        ----------     ----------
                                        $3,701,501     $3,852,842
                                        ==========     ==========

         Depreciation and amortization expense for the years ended December 31, 2000 and 1999 was $569,719 and $418,400, respectively.

6.       DEBT

         Notes payable consist of the following:
                                                        DECEMBER 31,
                                                ---------------------------
                                                   2000             1999
                                                ----------       ----------
         Bridge loans                           $  236,000       $1,006,389
         Machinery and equipment financing         150,000          150,000
         9% convertible debenture                       --          980,000
         NJEDA bonds                             1,907,273        2,000,000
         Working capital loan - Fleet Capital    5,959,405        7,630,226
         Senior subordinated debt                2,248,875        2,250,000
                                                ----------       ----------
                Total                           10,501,553       14,016,615
         Less current portion                    8,252,678        9,826,615
                                                ----------       ----------
                Long-term debt                  $2,248,875       $4,190,000
                                                ==========       ==========

BRIDGE LOANS

         On October 3, 1997, the Company received $250,000 in a subordinated note from an employee at an interest rate of 18% per annum due on November 30, 1997. During 1998, $75,000 was paid back to the employee and during 1999, the balance of $175,000 was converted to 500,000 shares of common stock. In 1999, this employee advanced $75,000 under a 10% note of which $40,000 was paid off leaving a balance of $35,000 payable to him on December 31, 1999. On December 31, 2000 all advances to this employee have been paid in full.

         During 1999, the Chief Executive Officer periodically advanced personal funds to the Company towards working capital requirements as needed. On December 31, 1999, the Company had a balance payable of $120,000 to this executive, and on December 31, 2000, the balance payable was $110,000.

         Additionally, the Chief Executive Officer and the Executive Vice President pledged 164,025 shares and 135,125 shares respectively, of DynaGen's common stock to secure a note payable. These shares were subsequently sold by the creditor and a payable of $53,043 and $43,697 was recorded in 1999 to these executives for the pledge of their personal shares of the Company. During 2000, the company issued a total of 385,000 shares of common stock to the two executives in conversion of these note payables together with accrued interest. On December 31, 2000, bridge loans included $26,000 due to the Executive Vice President for working capital loans made by him to the Company during the year. These loans bear interest at 10% per annum.

         In October 1997, Apex Pharmaceuticals Inc. received a $50,000 bridge loan at an interest rate of 12% per annum from a consultant. The term of the loan was renegotiated and $35,000 was paid off during 1999. On December 31, 1999, there was a balance of $15,000 included in notes payable. During 2000, we settled the entire outstanding balance together with accrued interest.

         In November 1998, the Company received $500,000 from an unaffiliated investor at an interest rate of 12% due on March 20, 1999, to be repaid from the proceeds of any senior debt financing. A warrant to purchase one million shares of common stock at $.05 per share expiring on November 20, 2000, valued at $97,490, was also issued in connection with this loan. During 1999, $400,000 was repaid towards the loan, leaving a balance of $100,000 on December 31, 1999. The Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share for an extension of this loan during 1999. The warrant was valued at $17,438 and charged to expense. During 2000, the Company settled the amount owed to this investor together with all accrued interest.

         On January 26, 1999, the Company received $500,000 from an accredited investor by executing a 10% Promissory Note to be repaid on April 15, 1999. The terms of the note required an increased interest rate from 12% to 18% if the note was not paid on the due date. This note was partially paid during 1999 and the balance on December 31, 1999 was $139,649. Two executives of the Company pledged DynaGen stock to repay this loan (see above). Two warrants to purchase a total of 535,000 shares of common stock at an exercise price of $0.05 per share were issued in connection with this note. The balance due to this investor was settled during 2000.

         In January and February 1999 the Company sold to unaffiliated accredited investors unsecured 12% promissory notes due in ninety days in the aggregate principal amount of $400,000. The Company issued five year warrants to purchase a total of 240,000 shares of Common Stock at an exercise price of $0.25 per share and a warrant to purchase 32,500 shares of Common Stock at an exercise price of $0.02 per share to the placement agent in connection with this investment. The Company charged $12,253 to expense in 1999 in connection with the issuance of the warrants. In March 2000, we issued 786,000 shares of common stock of the Company to settle the debt of $400,000 together with accrued interest.

         The Company also borrowed $100,000 from an unaffiliated investor in June 1999 to meet some its working capital requirements. The loan carries an interest of 10% per annum and is due on demand. The accrued interest on December 31, 2000 was $15,000 and on December 31, 1999, was $5,000.

MACHINERY AND EQUIPMENT FINANCING

         In July 1998, Able entered into a machinery and equipment financing agreement with the spouse of the Chief Executive Officer and Chairman of the Company whereby Able borrowed $150,000 at an annual interest rate of 15%. Accrued interest on this loan as of December 31, 2000 was $11,250. Interest expense for both 2000 and 1999 amounted to $22,500.

CONVERTIBLE DEBENTURES

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

         In May 2000, the Company issued 2,948,909 shares of common stock and the entire balance of 9% debentures together with accrued interest was converted to equity.

NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY BONDS

         On June 23, 1999, Able Laboratories, Inc., completed the Industrial Development Revenue Bond offering issued by the New Jersey Economic Development Authority. The bonds consist of series 1999A $1,700,000, 8% non-taxable and series 1999B $300,000, 8.25% taxable. Series 1999A bonds will mature in 15 years and series 1999B bonds will mature in 4 years. The total cost of the bond issue was $216,140 and the net proceeds were used for the acquisition, installation and commissioning of equipment and machinery. The bond cost is being amortized over 15 years. Amortization expense for the year ended December 31, 1999 was $7,142, and for the year ended December 31, 2000, was $14,390. During 2000, $92,727 was paid resulting in a principal balance of $1,907,273 on December 31, 2000. At December 31, 2000, maturities of the bonds are as follows: $70,000 in 2001, $80,000 in 2002, $90,000 in 2003, $95,000 in 2004, $105,000 in 2005 and
$1,467,273 in years 2006 through 2014.

         In connection with these bonds, the Company has entered into various agreements with the New Jersey Economic Development Authority and the bondholders, including an escrow agreement pursuant to which the Company has deposited into escrow amounts intended to cover the Company's obligations under the bond documents for periods of between two and six months. The interest expense relating to these bonds for the year ended December 31, 1999 is $80,374 and for year ended December 31, 2000 is $174,140.

         As of December 31, 2000, the Company was not in compliance with certain covenants and as a result the entire balance due to the bondholders has been classified as a current liability. The bondholders have not declared an event of default.

WORKING CAPITAL LOAN - FLEET CAPITAL

         On November 30, 1999, we completed a loan transaction with Fleet Capital. The loan agreement provided us with a revolving credit in the maximum amount of $14,000,000, secured by a lien on substantially all of our assets. The total amount available for borrowing under the loan agreement is based on eligible accounts receivable and inventory. The interest rate on this loan was 9.75% at December 31, 1999.

         During 2000, the Company was in default of certain loan covenants and as a result the Company and the bank entered into a forbearance agreement. Under this agreement the bank increased the interest rate to its base rate plus 4%, charged us certain fees and is gradually reducing the borrowing limit on the line. The limit on the line on January 1, 2001 was $6,250,000 and the interest rate was 13.5% under the agreement. The line matured on January 15, 2001. This working capital loan was paid off on February 23, 2001 at the time of the sale of our subsidiary, Superior Pharmaceutical Company (see Note 13).

         The Company issued a warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.38, in connection with this loan. The warrant was valued at $15,071 and charge to deferred debt financing cost in January 2000. Interest expense for the year ended December 31, 2000 was $849,310 and amortization of deferred expenses was $436,462. Interest expense for the year ended December 31, 1999 was $56,582 and related bank fees was $6,437.

SENIOR SUBORDINATED DEBT

         In June 1997, DynaGen obtained senior subordinated debt financing of $3,000,000 from two private investors bearing interest at 13.5% payable in monthly installments. The principal is payable upon maturity at the end of five years. The loan is secured by a first-lien security interest on the assets of DynaGen, a second-lien security interest on the assets of Superior and a second-lien interest in the pledge of the Superior common stock and a guarantee of payment by Superior. In November 1999, the senior subordinated debt holders agreed to subordinate their debt to Fleet Capital.

         In June 1997, DynaGen also issued to the investors warrants to purchase 40,000 shares of common stock of DynaGen at an exercise price of $.10 per share exercisable for five years. In addition, these warrants are subject to put features under certain circumstances. Proceeds of $702,000 from this financing were allocated to the warrants, based on their estimated fair value. This amount is reflected in the accompanying financial statements as a warrant put liability because the warrants give the holders the choice of a cash settlement under certain conditions. The put allows the holders to sell two-thirds of the warrants to the Company after three years for $667,000 and all of the warrants after five years for $1,500,000 unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value. The Company is accruing the put value of the warrants to their redemption amounts over their respective terms. The warrants contain a provision which allows the warrant holder to substitute their warrants for warrants issued by Superior, unless the market value of the shares issuable pursuant to the original warrants is equal to or greater than the put value. The substitute warrants allow the warrant holders to purchase 15% of Superior's common stock at an exercise price of $.01 per share. These warrants were canceled in connection with the sale of February 23, 2001. See Note 13.

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

         In 1999, as a result of securing a new working capital loan the Company exchanged $750,000 of this senior debt for 10,000 shares of Series L Preferred Stock. The Series L Preferred Stock is convertible into common stock at an average of the closing bid prices of the common stock for three days immediately preceding the conversion date. The Series L Preferred Stock has a stated dividend of 13.5% per annum. When the proceeds of the conversion of Series L Preferred Stock reach $750,000 plus accrued dividends, the balance of the Series L Preferred Stock will be canceled.

         The Company issued 400,000 warrants to purchase common stock at an exercise price of $0.38 per share and 168,750 warrants to purchase Common Stock at an exercise price of $0.01 per share in connection with the negotiation of terms of the loan with the senior lenders. The value of these warrants totaling $122,344 was charged to expense during the year ending December 31, 1999. Interest expense for the years ended December 31, 2000 and 1999 was $303,750 and $396,562, respectively.

7.       INCOME TAXES

         There was no provision for income taxes for the years ended December 31, 2000 and 1999, due to the Company's net operating losses. The difference between the statutory Federal income tax rate of 34% and the Company's effective tax rate is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

         The components of the net deferred tax asset are as follows:

                                                        DECEMBER 31,
                                                ---------------------------
                                                   2000             1999
                                                ----------       ----------
         Deferred tax asset:
            Federal                            $19,093,000      $15,221,000
            State                                2,356,000        2,745,000
                                                ----------       ----------
                                                21,449,000       17,966,000
            Valuation reserve                  (21,449,000)     (17,966,000)
                                                ----------       ----------
            Net deferred tax asset              $       --       $       --
                                                ==========       ==========


         The following differences give rise to deferred income taxes:

                                                        DECEMBER 31,
                                                ---------------------------
                                                   2000             1999
                                                ----------       ----------
         Net operating loss carry forward      $19,652,000      $16,084,000
         Research tax credit carry forward         625,000          640,000
         Other                                   1,172,000        1,242,000
                                                ----------       ----------
                                                21,449,000       17,966,000
         Valuation reserve                     (21,449,000)     (17,966,000)
                                                ----------       ----------
         Net deferred tax asset                 $       --       $       --
                                                ==========       ==========


         The increases in the valuation reserve are due to the Company's net operating losses.

         As of December 31, 2000, the Company has federal and state net operating loss carry forwards of approximately $53,888,000 and $21,223,000, respectively. Federal and state net operating loss carry forwards expire in varying amounts beginning in 2003 and 2001, respectively. In addition, the Company has federal and state research tax credit carry forwards of approximately $583,000 and $64,000, respectively, available to reduce future tax liabilities. The federal and state research tax credit carry forwards expire in varying amounts beginning in 2003 and 2006, respectively.

         Use of net operating loss and tax credit carry forwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.

8.       RELATED PARTY TRANSACTIONS

         NOTES RECEIVABLE

         In October 1996, the Company granted a $250,000 line of credit to an officer and director which bears interest at 6.07% per annum and which matured on October 4, 1998. This line of credit is secured by common stock of the Company held by the officer. On December 31, 2000, the balance due from the officer of $55,000 is included in current assets. The Company recognized interest income of $3,150 and $3,338 on this note during 2000 and 1999, respectively. Accrued interest receivable of $14,000 is included in other current assets at December 31, 2000.

         In September 1998, the Company loaned $250,000 to its affiliate, BioTrack, Inc. under notes receivable which bear an interest rate of 7% per annum due on March 31, 1999. On December 31, 1999, the outstanding balance on this note was $30,000. During 2000, this note receivable was written off. No interest income was recognized on this note receivable. During 1999, the Company charged BioTrack $60,000 in management fees and had accounts receivable from BioTrack of $120,000 included in accounts receivable at December 31, 1999. During 2000, the Company wrote off $196,240 consisting of the accounts receivable balance and certain other advances.

         RxBAZAAR.COM, INC.

         During 2000, the Company entered into certain transactions with RxBazaar.com primarily through its wholly-owned subsidiary Superior Pharmaceutical Company. RxBazaar, which was founded in October 1999 by two of Dynagen's directors and others, provides an online marketplace for the purchase and sale of brand and generic drugs on the Internet. On October 20, 2000 the Company entered into an agreement to sell Superior to RxBazaar (See Notes 3 and 13).

         During 2000, RxBazaar and Superior assisted each other in developing their businesses. Superior acted as RxBazaar's fulfillment center for all sales made by RxBazaar through its website. Sales to RxBazaar by Superior during 2000 were approximately $1,362,000 or 5.4% of Superior's total sales for the year. Superior's purchases from RxBazaar were approximately $675,000 or 3.3% of its cost of sales.


9.       COMMITMENTS AND CONTINGENCIES

         LEASE AGREEMENTS

         The Company leases offices and warehouse facilities under operating leases expiring in various years through 2015 that require the Company to pay certain costs such as maintenance and insurance. The main facility at Superior is rented from a related party. The related party rent was $422,459 and $340,000 for the years 2000 and 1999, respectively.

         The following is a schedule of future minimum lease payments for all operating leases (with initial or remaining terms in excess of one year) as of December 31, 2000:

YEARS ENDING DECEMBER 31,                         AMOUNT
- -------------------------                       ----------
2001                                               777,905
2002                                               683,580
2003                                               683,580
2004                                               683,580
2005                                               683,580
Thereafter                                       7,006,695
                                                ----------
Total minimum future lease payment              10,518,920
                                                ==========

         Rent expense, net of subleases for the years ended December 31, 2000 and 1999 was $763,971 and $703,681, respectively.

         EMPLOYMENT AGREEMENTS

         As of December 31, 2000, the Company has employment agreements with certain of its officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Compensation Committee.

         CONTINGENCIES

         Legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's financial position or results of operations.

         On May 4, 2000, Don Couvillon, Sidney Johnson, and Generic Distributors Limited Partnership filed for arbitration with the American Arbitration Association in Atlanta, Georgia. The claimants alleged that DynaGen, Generic Distributors, Inc., and Superior Pharmaceutical Co. breached the parties' March 2, 1998 Asset Purchase Agreement by refusing to pay certain compensation totaling $1,383,332. On June 6, 2000, Couvillon and Johnson filed a related action in Federal District Court in Monroe, Louisiana against DynaGen, Generic Distributors, Inc., and Superior Pharmaceutical Co., and later dismissed their pending claims in the Atlanta arbitration. Couvillon and Johnson alleged breaches of compensation provisions in their employment and consulting contracts, respectively, and each demanded $116,666.

         On March 14, 2001, the parties accepted the offer of the United States Court of Appeals, Fifth Circuit to mediate the disputes. Accordingly, on March 14, 2001 the parties met and resolved their dispute and entered into a settlement agreement. Upon the completion of the appropriate documents the claims will be dismissed with prejudice.

10.      PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

         PREFERRED STOCK

         A summary of preferred stock outstanding is as follows:

                                                         DECEMBER 31, 2000           DECEMBER 31, 1999
                                                     ----------------------------------------------------
                                                                  LIQUIDATION                 LIQUIDATION
                                                      PAR VALUE      VALUE        PAR VALUE      VALUE
                                                     ----------    ----------    ----------    ----------
Preferred stock, $.01 par value, 10,000,000
   shares authorized:
Series B convertible, 12,515 shares authorized,
   400 and 2,300 shares issued and outstanding       $        4    $   39,880    $       23    $  229,310
Series E convertible, 10,500 shares authorized,
   10,500 shares issued and outstanding                     105     1,050,000           105     1,050,000
Series F convertible, 5,000 shares authorized,
   1,500 shares issued and outstanding                       15       150,000            15       150,000
Series H convertible, 20,000 shares authorized,
   650 shares issued and outstanding                          6        65,000             6        65,000
Series I convertible, 3,000 shares authorized,
   0 and 974 shares issued and outstanding                 --            --              10       973,904
Series J convertible, 10,000 shares authorized,
   0 and 10,000 shares issued and outstanding              --            --             100     1,000,000
Series K convertible, 20,000 shares authorized,
   6,500 and 20,000 shares issued and outstanding            65       650,000           200     2,000,000
Series L convertible, 10,000 shares authorized,
   6,760 and 10,000 shares issued and outstanding            68       676,000           100     1,000,000
Series M convertible 30,000 shares authorized,
   12,850 and 0 shares outstanding                          129     1,285,000          --            --
Series N convertible 30,000 shares authorized,
   13,000 and 0 shares issued and outstanding               130     1,300,000          --            --
                                                     ----------    ----------    ----------    ----------
                                                     $      522    $5,215,880    $      559    $6,468,214
                                                     ==========    ==========    ==========    ==========

         The Series B Preferred Stock has a stated dividend of $7.00 per share per annum. DynaGen registered the shares of common stock issuable upon conversion of the Series B Preferred Stock. The Series B Preferred stock may be converted into Common Stock at a conversion price equal to the lesser of 125% of the average closing bid price, as defined (the "Series B Effective Price") or discounted percentages of the Series B Effective Price decreasing from 80% to 75% over time. Any outstanding shares of the Series B Preferred Stock will be automatically converted to common stock two years from the issue date. During 1999, 5,200 shares of Series B Preferred Stock were converted into 1,888,639 shares of common stock. During 2000, 1,900 shares of Preferred stock were converted into 973,555 shares of common stock.

         On August 21, 1997, the Company sold 7,500 shares of Series C Preferred Stock for $750,000 and issued a common stock purchase warrant to purchase 25,000 shares of common stock to a private investor. The exercise price of the warrants is $7.4609 per share. The Series C Preferred Stock may be converted into common stock at a conversion price equal to the lesser of 125% of the five day average of the closing bid price of the common stock or discounted percentages, ranging from 80% to 74% over time, of the current five day average closing bid price of the common stock. The Series C Preferred Stock has a stated dividend of $7.00 per share per annum. During 1999 the balance of 2,882 shares of Series C was converted into 2,145,219 shares of Common Stock.

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

         In March 1998, the Company sold 15,000 shares of Series D convertible Preferred Stock for $1,500,000 and also issued a warrant to purchase a number of shares of common stock equal to 1% of the issued and outstanding common stock on the date of exercise of the warrant for $150,000. This warrant expired in March 2001. The Series D Preferred Stock does not carry any dividend and may be converted into common stock at any time. The conversion price shall be equal to 85% of the average closing bid price of the common stock for five trading days prior to the conversion. During 1999, the balance of 5,000 shares of Series D was converted into 1,955,999 shares of Common Stock.

         In March 1998, the Company issued 10,500 shares of Series E Convertible Preferred Stock and 1,500 shares of Series F Convertible Preferred Stock in connection with its acquisition of GDI (See Note 3). The Series E and F Preferred Shares are convertible into common stock at the prevailing market prices on the date of conversion. On March 14, 2001, pursuant to a settlement agreement, the Company agreed to issue 3,000,000 shares of common stock and pay $105,000 in cash in settlement of it's obligations pertaining to the Series E and the Series F Preferred Stock. See Note 9.

         In 1997, the Company issued 6,500 shares of Series G Preferred stock in settlement of $650,000 of accrued expenses. These shares may be converted into common stock at the market price. The balance of 5,500 shares of Series G were converted into 300,000 shares of Common Stock in 1999.

         In June and July 1998, the Company sold 19,000 shares of Series H Preferred Stock and received aggregate proceeds of $1,900,000 from the sale. The Series H Preferred Stock may be converted after a twelve month holding period into shares of common stock based on 67% the average closing bid price for the preceding five days. During 1999, 17,100 shares were converted into 4,806,404 shares of Common Stock. There were no conversions of series H in 2000.

         In May and June 1999, the Company received $3,000,000 from the issuance of 3,000 shares of Series I to various unaffiliated investors. Shares of Series I are convertible into Common Stock at 80% of the average of the closing bid price of Common stock for the three (3) selected closing bids of the five (5) trading days immediately preceding any conversion date. The Company issued three-year warrants to purchase 165,652 shares of Common Stock at an exercise price of $0.91 and 34,722 shares of Common Stock at an exercise price of $0.396 in connection with this financing. During 1999, 2,026 shares of Preferred Series I were converted and 6,409,550 shares of common stock were issued. During 2000, the balance of Series I were converted and 4,314,775 shares of common stock were issued upon conversion. The company has registered the shares of Common Stock issuable upon conversion of Series I Preferred Stock.

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

         During April and May 1999, the Company received an additional $500,000 through the sale of 500 shares of its Series J Preferred Stock. The Company incurred $50,000 in expenses related to this financing. The Series J Preferred Stock was converted during the year 2000 and the Company issued 4,755,364 shares of common stock upon conversion.

         In August, September and November, 1999, the Company received $2,000,000 from the issuance of 2,000 shares of Series K Preferred Stock to various unaffiliated investors. Holders of the Series K Preferred Stock have the right to convert during any five trading day period up to 20% of their holdings, into Common Stock of the Company at 80% of the three day average quoted price for three days immediately proceeding the conversion notice from the holder. The conversion price decreases to 75%, and then to 70%, if the investor retains their investment in the Series K Preferred Stock for longer periods. During the year ended December 31, 2000, 13,500 shares of Series K Preferred Stock was converted into 8,309,232 shares of common stock.

         In November 1999, the Company issued 10,000 shares of Series L Preferred Stock in exchange for the cancellation of $750,000 of senior subordinated debt. The Series L Preferred Stock is convertible into common stock having a value upon conversion of $750,000 plus dividends accruing at the rate of 13.5% per annum. In November 2000, 3,240 shares of Series L were converted into 1,110,000 shares of Common Stock.

         During July 2000, the Company received net proceeds of $1,220,000 from the sale of Series M Preferred Stock to a single investor. The Company incurred $590,000 in expenses related to the completion of this financing. In addition, the Company converted a $750,000 bridge loan received during the second quarter from the same investor, into preferred stock. The Company issued 25,600 shares of Series M Preferred Stock at $100 per share in exchange for the total proceeds of $2,560,000 from the placements of its Series M Preferred Stock. The Series M Preferred Stock carries a dividend of 4% and is convertible into common stock at a conversion price equal to 80% of the average of the three lowest prices per share during the five consecutive trading days prior to conversion. During 2000, 12,750 shares of Series M Preferred Stock were converted into 6,886,792 shares of common stock of the Company.

         On November 2, 2000, the Company received net proceeds of $781,685 from the sale of its Series N Preferred Stock to a single investor. The Company incurred $168,315 in expenses related to the completion of this financing. In addition, the Company converted a $350,000 bridge loan received during the third quarter from the same investor into preferred stock. The Company issued 13,000 shares of Series N Convertible Preferred Stock at $100 per share in exchange for the total proceeds of $1,300,000 for the placement of Series N Preferred Stock.

The Series N Preferred Stock does not carry a dividend and is convertible into common stock at a conversion price equal to 80% of the five day average price per share immediately proceeding the conversion date if the conversion occurs between sixty-one days and one hundred and twenty-one days after the issue date. This conversion price decreases to 75% if conversion occurs after one hundred and twenty one days.

         The Series H, I, J, K, M and N Convertible Preferred Stock have conversion features that were "in the money" at the date of issue ("beneficial conversion feature"). These securities may be convertible into common stock at the discount percentages specified above. The beneficial conversion features were recognized and measured in the financial statements by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The intrinsic value was calculated at the date of issue of the convertible preferred stock as the difference between the conversion price and the face value of the common stock into which the securities are convertible, multiplied by the number of shares into which the security is convertible. A summary of the amounts allocated to the beneficial conversion feature is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                ---------------------------
         Convertible Preferred Stock               2000             1999
         ---------------------------            ----------       ----------
         Series H                               $       --       $  245,377
         Series I                                       --          750,000
         Series J                                  125,000          250,000
         Series K                                  310,476          500,000
         Series M                                  640,000               --
         Series N                                  216,666               --
                                                ----------       ----------
                                                $1,292,142       $1,745,377
                                                ==========       ==========

         The discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and has been recognized as a return to the preferred shareholders from the date of issuance through the date the security is first convertible. The discounts for 2000 and 1999 were amortized by a charge against additional paid-in capital because the Company had no accumulated earnings at those dates. The amortization of the discount has been reflected as a return to the preferred shareholders in the calculation of basic earnings per share.

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

                                                      YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                                    2000                     1999
                                             -------------------     -------------------
                                                        WEIGHTED                WEIGHTED
                                                        AVERAGE                  AVERAGE
                                                        EXERCISE                EXERCISE
                                             SHARES      PRICE       SHARES       PRICE
                                             ------     --------     ------     --------
Outstanding at beginning of year              6,200     $   9.90      8,700     $   9.18
Canceled                                     (6,000)        8.30     (2,500)        7.50
                                             ------                  ------
Outstanding at end of year                      200        58.70      6,200         9.90
                                             ======                  ======
Exercisable at end of year                      200        58.70      6,200         9.90
                                             ======                  ======
Reserved for future grants at end of year       --                   14,600
                                             ======                  ======

         On December 31, 2000 there was one option outstanding at an exercise price of $58.70 per share, which expires on August 19, 2001.

         The Company adopted the 1991 Stock Plan (the "1991 Plan") and reserved 260,000 shares of common stock for issuance to employees, officers, directors and consultants. Under the 1991 Plan, the Board of Directors may grant options, stock awards and purchase rights, and establish the terms of the grant in accordance with the provisions of the plan. The 1991 Plan options are exercisable for a period of seven years from the date of issuance and certain options contain a net exercise provision. As of December 31, 2000, no stock awards or purchase rights have been granted under the 1991 Plan. The following table summarizes the activity of options granted under the 1991 Plan:

                                                     YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                                   2000                    1999
                                             -------------------     -------------------
                                                        WEIGHTED                WEIGHTED
                                                        AVERAGE                  AVERAGE
                                                        EXERCISE                EXERCISE
                                             SHARES      PRICE       SHARES       PRICE
                                             ------     --------     ------     --------
Outstanding at beginning of year             21,300     $   2.40     47,100     $   4.70
Canceled                                     (9,300)        5.27    (22,300)        7.90
Exercised                                        --           --     (3,500)        0.10
                                            -------                 -------
Outstanding at end of year                   12,000          .10     21,300         2.40
                                            =======                 =======
Exercisable at end of year                   12,000          .10     21,300         2.40
                                            =======                 =======
Reserved for future grants at end of year   177,830                 168,530
                                            =======                 =======

         On December 31, 2000 there was one option outstanding and exerciseable by December 18, 2004, at $.10 per share.

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

                                                     YEARS ENDED DECEMBER 31,
                                             -------------------------------------------
                                                   2000                    1999
                                             -------------------     -------------------
                                                        WEIGHTED                WEIGHTED
                                                        AVERAGE                  AVERAGE
                                                        EXERCISE                EXERCISE
                                             SHARES      PRICE       SHARES       PRICE
                                             ------     --------     ------     --------
Outstanding at beginning of year            1,370,000   $   0.13    1,150,000   $   0.13
Granted                                            --         --      245,000       0.17
Exercised                                    (380,000)      0.13      (25,000)      0.20
                                            ---------               ---------
Outstanding at end of year                    990,000       0.13    1,370,000       0.13
                                            =========               =========
Exercisable at end of year                    990,000       0.13    1,370,000       0.13
                                            =========               =========
Reserved for future grants at end of year   1,105,000               1,105,000
                                            =========               =========
Weighted average fair value of options
 granted during the year                                      --                    0.10



                      OPTIONS OUTSTANDING AND EXERCISABLE
                      -----------------------------------
                                            WEIGHTED AVERAGE    WEIGHTED AVERAGE
EXERCISE PRICES       NUMBER OUTSTANDING     REMAINING LIFE     EXERCISE PRICES
- ---------------       ------------------     --------------     ---------------
$0.01                       40,000              6 years              $0.01
$0.10 - $0.20              950,000             5.6 years              0.14
                           -------
                           990,000                                    0.13
                           =======

         CONSULTANT STOCK PLAN

         The Company adopted the Consultant Stock Plan in June 1998 which provides for stock grants for services rendered to the Company. The Company reserved 2,500,000 shares of common stock for issuance and registered the shares. During 2000 and 1999, the Company issued 40,000 and 240,000 shares of common stock under this Plan. The Company recorded expenses in 2000 and 1999 based on the fair value of the common stock issued. At December 31, 2000, the Company has 833,500 shares reserved under this plan.

         OTHER STOCK OPTIONS AND WARRANTS

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

         On November 19, 1998, The Company granted its Chairman and Chief Executive Officer, a non-qualified option expiring November 19, 2005, to purchase 2,000,000 shares of common stock at $0.125 per share.

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

         On January 7, 1999 the Company issued a warrant to purchase 45,000 shares of Common Stock at an exercise price of $0.25, in connection with the purchase by an accredited investor of units each consisting of a $25,000 12% unsecured promissory note and a warrant to purchase 15,000 shares of Common Stock. These warrants were valued at $2,153 and charged to expense in 1999.

         On January 26, 1999, the Company issued a warrant to purchase 35,500 shares of Common Stock at an exercise price of $0.05, and a Warrant to purchase 2,000 shares of Common Stock at an exercise price of $0.30. On January 26, 1999, the Company also issued a Warrant to purchase 500,000 shares of Common Stock at an exercise price of $0.05 per share. These three warrants were issued in connection with a 10% unsecured promissory note for $500,000 executed by the Company on January 27, 1999. The value of these warrants of $117,254 was charged to expense in 1999. During 2000, 535,500 shares were issued on exercise of these warrants.

         In February 1999, the Company granted a total of 1,500,000 non qualified stock options at an exercise price of $.01 to three directors which vested during 1999 in twelve equal installments. These stock options expire in five years. These options were valued at $330,000 and charged to expense in 1999. In October 2000 an option for 650,000 shares was exercised on a cashless basis resulting in the issuance of 522,778 shares of common stock.

         On February 26, 1999, the Company issued several warrants to purchase a total of 195,000 shares of Common Stock at an exercise price of $0.25 per share in connection with the sale to accredited investors of units each consisting of a $25,000 12% unsecured promissory note and a warrant to purchase 15,000 shares of Common Stock. The Company valued these warrants at $10,100 and charged this amount to expense in 1999.

         During the first quarter of 1999 the Company issued 5,330,000 non-qualified stock options to employees at Able Laboratories. The stock options were issued at an exercise price of $0.25 and are exercisable for a period of ten years. The vesting period of these options is between twelve and thirty-six months. The fair value of these options ws $0.12 per share on the date of grant.

         In May and June 1999, the Company issued 165,652 warrants at an exercise price of $.91 and 34,722 warrants at an exercise price of $0.40 per share in connection with the issuance of its Series I Preferred Stock to various unaffiliated investors. The value of these warrants $56,978, was charged to additional paid in capital.

         On May 27, 1999, the Company issued to the former shareholders of Superior a warrant to purchase 1,000,000 shares at an exercise price of $0.86 per share and a warrant to purchase 300,000 shares at an exercise price of $0.01 per share as part of the settlement of its acquisition obligations of Superior.

         In August 1999, the Company issued two warrants to purchase 168,750 shares of Common Stock at an exercise price of $.01 per share to the senior lenders in connection with negotiating the terms of the senior subordinated debt. The warrants were valued at $69,331 and charged to expense in 1999. These warrants were exercised in February, 2000.

         In September 1999, the Company granted 9,750,000 non-statutory stock options to four directors at an exercise price of $0.25 per share which vest in three installments in September 1999, January 2000 and April 2000. These stock options expire in ten years. The Company also granted a non-statutory stock option to purchase 500,000 shares of Common Stock at an exercise price of $0.25 per share to a director, which becomes exercisable upon fulfillment of certain terms and conditions. The fair value of these options was $0.13 per share on the date of grant.

         In November 1999, the Company issued 200,000 warrants at an exercise price of $0.40 per share that expire during the third quarter of 2001. A warrant for 50,000 shares of common stock was exercised in November 2000. These warrants were issued in connection with the extension of a $500,000 note which was due in March 1999 and were valued at $17,438 and charged to expense during 1999.

         In November 1999, the Company issued four warrants to purchase 500,000 shares of common stock at an exercise price of $0.38 per share in connection with a new line of credit with Fleet Capital. The Company also issued three warrants to purchase 400,000 shares of common stock at an exercise price of $.01 per share in connection with this refinancing. The value of all these warrants totaling $188,562 was capitalized as debt financing costs in 1999.

         In February 2000, the Company issued several warrants totaling 197,500 shares of common stock exerciseable at $0.25 per share in connection with investment banking services. The value of these warrants $49,375 was charged to expense in the first quarter. In February 2000, the Company also granted employees a total of 185,000 options at an exercise price of $0.25 per share that vest over four years.

         In April 2000, the Company issued options to purchase 500,000 shares of common stock at an exercise price of $.25 per share to two new directors. Half of these options vested in the year 2000 and the balance vest by December 31, 2001. The Company valued these options at $140,000 and recognized $70,000 as the expense for the year ended December 31, 2000.

         In May 2000, the Company issued options to purchase 1,000,000 shares of common stock at an exercise price of $.18 per share to two directors. These options vest over eight installments and are fully vested by December 31, 2001. The Company valued these options at $170,000 and recognized $80,000 as an expense for the year ended December 31, 2000.

         In October 2000, the Company issued options to purchase a total of 1,600,000 shares of common stock at an exercise price of $.13 per share to two directors. These shares vested in full at the date of the grant. The Company valued these options at $193,500 and expensed these for the year ended December 31, 2000.

         In October 2000, the Company also granted stock options to purchase a total of 335,000 shares of common stock to employees at an exercise price of $0.25. These options vest over the next four years.

         In November 2000, the Company granted an employee a stock option to purchase 750,000 shares of common stock at an exercise price of $0.25. This option vests over a three-year term.

         STOCK-BASED COMPENSATION

         At December 31, 2000, the Company has three stock-based compensation plans and stock options issued outside of the plans, which are described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                        YEARS ENDED DECEMBER 31,
                                   --------------------------------
                                       2000                  1999
                                   ------------        ------------
         Net loss:
         As reported               $ (8,451,651)       $ (8,151,318)
         Pro forma                 $ (8,694,697)       $ (8,781,397)
         Net loss per share:
         As reported               $      (0.13)       $      (0.20)
         Pro forma                 $      (0.13)       $      (0.21)



         Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2000 and 1999, respectively; dividend yield of 0%; risk-free interest rates of 5%; expected volatility of 108% and 87%; and expected lives of 0.5 years.

         COMMON STOCK RESERVED

         The Company has reserved common stock at December 31, 2000 as follows:

                                               NUMBER OF SHARES
                                               ----------------
         Stock option plans                           2,285,030
         Preferred stock conversion                  32,891,048
         Other stock options and warrants            26,995,469
         Consultants Stock Plan                         833,500
                                               ----------------
                 Total                               63,005,047
                                               ================

         At December 31, 2000 the Company has 125,000,000 shares of authorized common stock of which 98,002,026 shares are outstanding. The Company only has 26,997,974 shares available which is less than the total common stock reserved. The number of shares of common stock reserved in connection with the convertible debt and convertible preferred stock is subject to adjustment (see Notes 6 and 10.) The Company also had an outstanding warrant which allowed the holder to purchase shares equal to 1% of the outstanding stock on the date of exercise of the warrant (see Note 10.)

11.      REVENUES AND SEGMENT INFORMATION

         The Company operates in one principal business segment, the manufacturing and distribution of generic pharmaceuticals which accounts for over 90% of the Company's consolidated assets, revenues and operating losses. There were no major customers for the years ended December 31, 2000 and 1999.

LICENSE FEES

         In July 1998, the Company and MOVA Laboratories, Inc. entered into a licensing, manufacturing, supply, and distribution agreement. Under the terms of the agreement, the Company will continue development and seek FDA new drug application approval to commercialize a branded pharmaceutical product. At December 31, 1999, the Company has received $100,000 which was recorded as deferred revenue included in accounts payable and accrued expenses as this money was refundable under certain conditions. During 1999, the Company recognized the revenue associated with this agreement.

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

         For the years ended December 31, 2000 and 1999 the Company matched $53,659 and $29,606, respectively. The Company did not make any profit-sharing contributions in 2000 or 1999.

13.      SUBSEQUENT EVENTS

         On February 15, 2001, the Company entered into an Exchange and Purchase Agreement with equity investors of RxBazaar. The Exchange and Purchase Agreement gives the RxBazaar investors the right to exchange shares of RxBazaar's Series A Preferred Stock for shares of the Company's Series O Preferred Stock. The Company also agreed to register the shares of Series O Preferred Stock for resale. Rx Bazaar.com issued a total of $4,700,000 of Series A Preferred Stock to the equity investors. On February 22, 2001, an investor converted $1,000,000 of Series A Preferred Stock into Series O Preferred Stock of the Company which was immediately redeemed by Rx Bazaar.com for $950,000. The beneficial conversion discount on this transaction was $250,000. In March 2001, the investors converted their $3,700,000 balance of Series A Preferred Stock into Series O Preferred Stock.

         The Series O Preferred Stock carries an 8% dividend and is convertible to common stock at the lesser of $0.35 per share or 75% of the average of the three lowest per share prices in the ten consecutive trading days prior to conversion during the first 149 days and 70% on or after 150 days. The Company has agreed to register the common stock issuable on conversion. The resultant beneficial conversion discount on this transaction will be in the range of $1,200,000 to $1,600,000 depending on the date of conversion to the Company's common stock.

         On February 23, 2001, pursuant to an agreement between the Company, RxBazaar.com, Inc. and Superior Pharmaceutical Company, a direct and wholly-owned subsidiary of the Company, RxBazaar acquired Superior in a cash merger. As a result of the merger, the Company received a cash payment of $4,000,000, RxBazaar became obligated to pay the Company and the Company's subsidiary, Able Laboratories, Inc., approximately $1,000,000 in respect of existing intercompany advances and accounts payable that were eliminated as intercompany accounts on the Company's consolidated financial statements, and RxBazaar assumed the Company's existing 13.5% senior subordinated debt in the amount of $2,248,875. The Company remains liable for the subordinated debt as a guarantor and issued contingent stock purchase warrants to the senior subordinated debt holders. The warrants allow the holders to purchase 2,500,000 shares of DynaGen's common stock at $.01 per share if the 13.5% senior subordinated debt is still outstanding on June 17, 2002. In addition, the holders of the subordinated debt may convert such debt, in whole or in part, into common stock of the Company or RxBazaar, and the Company has agreed to register for resale any shares of the Company common stock issued upon conversion of the subordinated debt. The purchase price and terms of the merger were determined in arms-length negotiations between the parties.

         At December 31, 2000, DynaGen's investment in Superior Pharmaceutical Company was carried at approximately $5,741,000 including the value of the customer lists. Based on the selling price of $6,248,875, the Company expects to realize a gain of approximately $508,000 subject to operating results for January 1, 2001 through the date of sale. The Company may defer all or a portion of this gain based on its continuing ownership interest in RxBazaar. A summary of Superior's condensed balance sheet and historical condensed results of operations included in the accompanying consolidated financial statements follows.

                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS
                                     ------
Cash                                               $   135,561
Accounts receivable                                  3,773,367
Rebates receivable                                     119,558
Inventory                                            5,404,815
Other current assets                                    36,525
                                                   -----------
         Total current assets                        9,469,826

Property and equipment, net                            205,070
Due from DynaGen                                     4,279,776
Other assets                                            20,145
                                                   -----------
         Total assets                              $13,974,817
                                                   ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

Accounts payable and accrued expenses              $ 3,654,262
Due to Able Laboratories                             5,733,412
Stockholder's equity                                 4,587,143
                                                   -----------
         Total liablilties and
                stockholder's equity               $13,974,817
                                                   ===========

                            STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                      2000             1999
                                                   -----------     -----------
Sales, net                                         $25,411,832     $21,476,606
Cost of sales                                       20,577,395      16,909,637
                                                   -----------     -----------
         Gross profit                                4,834,437       4,566,969

Selling, general and administrative expenses         4,438,024       3,768,664
                                                   -----------     -----------
         Operating profit                              396,413         798,305
Miscellaneous income (expense)                           1,200          (3,163)
Interest expense                                        (1,401)       (420,861)
                                                   -----------     -----------
         Net Income                                $   396,212     $   374,281
                                                   ===========     ===========


         On February 23, 2001, the Company used the proceeds of the sale to pay off its obligations under its working capital loan with Fleet Capital. In addition, the Company settled its warrant put liability obligation by paying $300,000 and issuing $750,000 of 13.5% notes payable maturing January 2002. The notes require 10 monthly equal installments of principal and interest commencing April 2002.

         In February 2001, the Company issued 180,000 shares of common stock under the Consultants Plan to four individuals in consideration of services provided in the first quarter of 2001, The Company also issued 100,000 shares of common stock to a marketing firm as consideration for certain pharmaceutical marketing services.

         In February 2001 the Company issued 650,000 shares of common stock to an unaffiliated third party upon conversion of a $100,000 note payable and interest accrued thereon of $15,000.

         During the first quarter of 2001, the Company issued 232,290 shares of common stock upon conversion of 400 shares of Series B Preferred Stock. The Company issued 4,359,658 shares of common stock upon conversion of 5,770 shares of its Series K Preferred Stock. In January and February of 2001 the Company converted 7,480 shares of Series M Preferred Stock into 5,716,213 shares of common stock.

         During the first quarter of 2001 the Company issued 379,700 shares of common stock upon exercise of warrants and stock options.

         In February 2001, the Company issued warrants to purchase a total of 150,000 shares of common stock at an exercise price of $.17 per share in connection with public relations services. The company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $.30 per share for certain investor relation services provided.

         In February 2001, the Company granted options to purchase a total of 11,250,000 shares of common stock at an exercise price of $.22 per share to all of its directors. These options become exercisable in four equal installments at the end of each calender quarter during the year 2001; each such option is to expire seven years after the date of grant.

EQUIPMENT LEASE

         On February 16, 2001, the Company entered into an equipment financing transaction pursuant to which it borrowed $770,000 in a sale and leaseback arrangement. The borrowed amount is payable over a five-year term at an interest rate of 15%.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 2000 and 1999, the Company's financial instruments include notes receivable (see Note 8) and debt obligations (see Note 6). The carrying value of the notes receivable approximate their fair value as these instruments bear interest and mature in less than one year. The carrying value of debt obligations approximate fair values based on their maturities and interest rates.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item in connection with directors and officers is hereby incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in our definitive proxy statement for the 2001 annual meeting of stockholders, which we expect to file on or before April 28, 2001 (the "2001 Annual Meeting Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item with respect to executive compensation is hereby incorporated by reference to the information set forth under the caption "Executive Compensation" in the 2001 Annual Meeting Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Annual Meeting Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item with respect to certain relationships and related transactions is hereby incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2001 Annual Meeting Proxy Statement.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report:


  EXHIBIT
  NUMBER                        DESCRIPTION
  ------                        -----------

    2.1 Agreement and Plan of Merger dated October 20, 2000, among DynaGen, Inc., RxBazaar.com, Inc., RxBazaar.com Acquisition Corp. and Superior Pharmaceutical Company (filed as Appendix A to Registrant's Definitive Proxy Statement dated November 3, 2000, and incorporated by reference).

    2.2 Asset Purchase Agreement dated December 29, 2000, among Louisiana Wholesale Drug Company, Inc., Generic Distributors, Inc. and DynaGen, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

    3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

    3.2 Certificate of Amendment of Certificate of Incorporation dated May 31, 2000 (filed as Exhibit 3.2 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

    3.3       Amended and Restated By-laws dated as of May 26, 2000 (filed as
              Exhibit 3.3 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

    3.4 Certificate of Designations, Preferences, and Rights of Series I Preferred Stock (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

    3.5 Certificate of Designations, Preferences, and Rights of Series J Preferred Stock (filed as Exhibit 3.4 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999).

    3.6 Certificate of Designations, Preferences, and Rights of Series K Preferred Stock (filed as Exhibit 3.3 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999).

    3.7 Certificate of Designations, Preferences, and Rights of Series L Preferred Stock (filed as Exhibit 3.5 to the Company's Report on Form 10-KSB for the year ended December 31, 1999).

    3.8 Certificate of Designations, Preferences and Rights of Series M Preferred Stock (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-46116, and incorporated herein by reference).

    3.9 Certificate of Designations, Preferences, and Rights of Series N Preferred Stock ( filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-54804, and incorporated herein by reference).

   3.10 Certificate of Designations, Preferences and Rights of Series O Preferred Stock of DynaGen, Inc. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    4.1 Specimen common stock certificate (filed as Exhibit 4a to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

    4.2 Contingent Stock Purchase Warrant dated February 23, 2001, issued by DynaGen, Inc. to FINOVA Mezzanine Capital Inc. (filed as
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference.)

    4.3 Contingent Stock Purchase Warrant dated February 23, 2001, issued by DynaGen, Inc. to Argosy Investment Partners, L.P. (filed as
              Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference.)

    4.4 Secured Promissory Note dated February 23, 2001, issued by DynaGen, Inc. to FINOVA Mezzanine Capital Inc. in the principal amount of $500,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference.)

    4.5 Secured Promissory Note dated February 23, 2001, issued by DynaGen, Inc. to Argosy Investment Partners, Inc. in the principal amount of $250,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference.)

   10.1 *1989 Stock Option Plan, as amended (filed as Exhibit 10c to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10.2 *Form of Incentive Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

   10.3 *1991 Stock Plan, as amended (filed as Exhibit 10d to Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).

   10.4 *Form of Incentive Stock Option Agreement under 1991 Plan (filed as Exhibit 10aa to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10.5 *Form of Non-Qualified Stock Option Agreement under 1991 Plan (filed as Exhibit 10bb to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10.6 *1998 Stock Option Plan (filed as Appendix A to the Registrant's definitive proxy materials for the Special Meeting of Stockholders on March 4, 1998, and incorporated by reference).

   10.7 *Employment Agreement dated November 1, 1991 by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10d to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10.8 *Amendment 1 to Employment Agreement by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10c to Registrant's Registration Statement on Form S-1, No. 33-71416, and incorporated by reference).

   10.9 Lease Agreement dated November 29, 1984 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.10 Space Expansion and Term Extension Agreement dated April 1988 between Hollywood Court. Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (files as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.11 Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.12 Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10v to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.13 Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference).

  10.14 Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.15 Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.16 Term Extension Agreement dated August 28, 1997 between CVN Associates, Inc., and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10ii to the Registrant's Report on Form 10-K for the Year Ended December 31, 1997, and incorporated by reference).

  10.18 *Consulting Agreement with C. Robert Cusick dated May 11, 1998. (filed as Exhibit 10.79 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

  10.19 *Stock Option in the name of Dhananjay G. Wadekar, dated November 19, 1998. (filed as Exhibit 10.80 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

  10.20 *Stock Option in the name of C. Robert Cusick, dated November 19, 1998. (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

  10.21 Consultant Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 33-57249, filed on June 19, 1998 and incorporated hereby by reference).

  10.21 Warrant to purchase 200,000 shares of Common Stock for $0.22 per share, dated February 18, 1999 in the name of David Slavny (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

  10.22 *Stock Option in the name of C. Robert Cusick, dated February 4, 1999 (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

  10.23 *Stock Option in the name of Dhananjay Wadekar, dated February 4, 1999 (filed as Exhibit 10.8 to the Company's Report on the Form 10-QSB for the quarter ended March 31, 1999).

  10.24 *Stock Option in the name of Steven Georgiev, dated February 4, 1999 (filed as Exhibit 10.9 to the Company's Report on the Form 10-QSB for the quarter ended March 31, 1999).

  10.25 *Stock Option in the name of Howard Schneider, dated November 19, 1998 (filed as Exhibit 10.10 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

  10.26 Loan Agreement between Able Laboratories, Inc. and New Jersey Economic Development Authority dated June 1, 1999 (filed as
              Exhibit 10.8 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999).

  10.27 $2,000,000 Promissory Note of Able Laboratories, Inc. dated June 1, 1999 (filed as Exhibit 10.9 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999).

  10.28 Leasehold Mortgage Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999 (filed as Exhibit 10.10 to the Company's Report on Form 10-QSB for the quarter ended June 30,
              1999).

  10.29 Guaranty of DynaGen, Inc. dated June 1, 1999 in favor of New Jersey Economic Development Authority (filed as Exhibit 10.11 to the Company's Report on Form 10-QSB for the quarter ended June 30,
              1999).

  10.30 Warrant to Purchase 100,000 shares of Common Stock in the name of Project Capital Partners, LLC (filed as Exhibit 10.12 to the Company's Report on Form 10-QSB for the quarter ended June 30,
              1999).

  10.31 Form of Subscription Agreement for Series K Preferred Stock dated November, 1999 (filed as Exhibit 10.3 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999).

  10.32 Form of Registration Rights Agreement for Series K Preferred Stock dated November, 1999 (filed as Exhibit 10.4 to the Company's Report on form 10-QSB for the quarter ended September 30, 1999).

  10.33 Convertible Preferred Stock Purchase Agreement for Series M Preferred Stock dated July 17, 2000 (filed as Exhibit 4.5 to the Company's Registration statement on Form S-3, No. 333-46116 and incorporated herein by reference).

  10.34 Registration Rights Agreement for Series M Preferred Stock dated July 17, 2000 (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, No. 333-46116 and incorporated herein by reference).

  10.35 Securities Purchase Agreement for Series N Preferred Stock dated November 29, 2000 (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, No. 333-54804, and incorporated herein by reference).

  10.36 Form of Registration Rights Agreement for Series N Preferred Stock dated November 29, 2000 (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, No. 333-54804, and incorporated herein by reference).

  10.37 *Stock Option in the name of Howard Schneider, dated October 13, 2000 (filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for quarter ended September 30, 2000, and incorporated herein by reference).

  10.38 *Stock Option in the name of Dhananjay G. Wadekar, dated October 13, 2000 (filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for quarter ended September 30, 2000, and incorporated herein by reference).

  10.39       *Stock Option in the name of Harry Silverman, dated April 20,
              2000.

  10.40       *Stock Option in the name of Harry Silverman, dated May 31, 2000.

  10.41       *Stock Option in the name of James B. Klint, dated April 20, 2000.

  10.42       *Stock Option in the name of James B. Klint, dated May 31, 2000.

  10.43 Registration Rights Agreement dated February 15, 2001 among DynaGen, Inc., Kenilworth LLC and The Endeavour Capital Investment Fund S.A. (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.44 Exchange and Purchase Agreement for Series O Preferred Stockdated February 15, 2001, among DynaGen, Inc., Kenilworth LLC and The Endeavor Capital Investment Fund S.A. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.45 First Amended and Restated Loan Agreement dated February 23, 2001, among DynaGen Inc., RxBazaar.com, Inc., Superior Pharmaceutical Company, Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.46 Unconditional Guaranty dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.47 Credit Agreement dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.48 Unconditional Guaranty dated February 23, 2001, among Able Laboratories, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.49 Security Agreement dated February 23, 2001, between Able Laboratories, Inc. and FINOVA Mezzanine Capital Inc. (filed as
              Exhibit 99.6 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.50 Intercreditor Agreement dated February 21, 2001, among Triple L Ltd., K&L Financial, Inc., Northway State Bank, FINOVA Mezzanine Capital Inc., Argosy Investment Partners, L.P., U.S. Bank Trust National Association and Able Laboratories, Inc. (filed as Exhibit
              99.7 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.51 Assignment and Assumption Agreement dated February 23, 2001, among DynaGen, Inc., Able Laboratories, Inc. and Superior Pharmaceutical Company (filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.52 Asset Purchase Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.53 Bill of Sale dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.10 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.54 Equipment Lease Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.11 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.55 Indemnity and Stock Issuance Agreement dated February 15, 2001, among DynaGen, Inc., Infusion Capital Investment Corporation and Ocean Marketing Corporation (filed as Exhibit 99.12 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.56 Guaranty and Pledge Agreement dated February 15, 2001, among DynaGen, Inc., RxBazaar.com, Inc., Kenilworth LLC, Infusion Capital Investment Corporation and Ocean Marketing Corporation (filed as Exhibit 99.13 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.57 Bill of Sale dated December 29, 2000, between Generic Distributors, Inc. and Louisiana Wholesale Drug Company, Inc. (filed as Exhibit 99.14 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

   21.1       Subsidiaries of the Registrant

   23.1       Consent of Wolf & Co., P.C.

   24.1 Power of Attorney (contained on the signature page of this Report.)

- ---------------------------

* Indicates a management contract or any compensatory plan, contract or arrangement.


(b)    Reports on Form 8-K

       The Company filed a current report on Form 8-K on October 6, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DYNAGEN, INC.

                                By:  /s/ C. Robert Cusick
                                     -------------------------------------------
                                       C. Robert Cusick
                                       President, Chief Executive Officer
                                       and Treasurer

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


                Signature                        Date                                  Title
                ---------                        ----                                  -----
          /S/ C. ROBERT CUSICK              March 30, 2001       Chief Executive Officer, Treasurer and Director
- ---------------------------------------------------------------  (PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL
            C. ROBERT CUSICK                                     AND ACCOUNTING OFFICER)


        /S/ DHANANJAY G. WADEKAR            March 30, 2001       President, Chief Operating Officer and Director
- ---------------------------------------------------------------
          DHANANJAY G. WADEKAR

         /S/ F. HOWARD SCHNEIDER            March 30, 2001       Director
- ---------------------------------------------------------------
           F. HOWARD SCHNEIDER

           /S/ JAMES B. KLINT               March 30, 2001       Director
- ---------------------------------------------------------------
             JAMES B. KLINT

           /S/ HARRY SILVERMAN              March 30, 2001       Director
- ---------------------------------------------------------------
             HARRY SILVERMAN


                                  EXHIBIT INDEX
                                  -------------


  EXHIBIT
  NUMBER                           DESCRIPTION
  ------                           -----------

    2.1 Agreement and Plan of Merger dated October 20, 2000, among DynaGen, Inc., RxBazaar.com, Inc., RxBazaar.com Acquisition Corp. and Superior Pharmaceutical Company (filed as Appendix A to Registrant's Definitive Proxy Statement dated November 3, 2000, and incorporated by reference).

    2.2 Asset Purchase Agreement dated December 29, 2000, among Louisiana Wholesale Drug Company, Inc., Generic Distributors, Inc. and DynaGen, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference).

    3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

    3.2 Certificate of Amendment of Certificate of Incorporation dated May 31, 2000 (filed as Exhibit 3.2 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

    3.3       Amended and Restated By-laws dated as of May 26, 2000 (filed as
              Exhibit 3.3 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000 and incorporated herein by reference).

    3.4 Certificate of Designations, Preferences, and Rights of Series I Preferred Stock (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

    3.5 Certificate of Designations, Preferences, and Rights of Series J Preferred Stock (filed as Exhibit 3.4 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999).

    3.6 Certificate of Designations, Preferences, and Rights of Series K Preferred Stock (filed as Exhibit 3.3 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999).

    3.7 Certificate of Designations, Preferences, and Rights of Series L Preferred Stock (filed as Exhibit 3.5 to the Company's Report on Form 10-KSB for the year ended December 31, 1999).

    3.8 Certificate of Designations, Preferences and Rights of Series M Preferred Stock (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-46116, and incorporated herein by reference).

    3.9 Certificate of Designations, Preferences, and Rights of Series N Preferred Stock ( filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-54804, and incorporated herein by reference).

   3.10 Certificate of Designations, Preferences and Rights of Series O Preferred Stock of DynaGen, Inc. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    4.1 Specimen common stock certificate (filed as Exhibit 4a to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

    4.2 Contingent Stock Purchase Warrant dated February 23, 2001, issued by DynaGen, Inc. to FINOVA Mezzanine Capital Inc. (filed as
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference.)

    4.3 Contingent Stock Purchase Warrant dated February 23, 2001, issued by DynaGen, Inc. to Argosy Investment Partners, L.P. (filed as
              Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference.)

    4.4 Secured Promissory Note dated February 23, 2001, issued by DynaGen, Inc. to FINOVA Mezzanine Capital Inc. in the principal amount of $500,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference.)

    4.5 Secured Promissory Note dated February 23, 2001, issued by DynaGen, Inc. to Argosy Investment Partners, Inc. in the principal amount of $250,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated March 9, 2001, and incorporated herein by reference.)

   10.1 *1989 Stock Option Plan, as amended (filed as Exhibit 10c to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10.2 *Form of Incentive Stock Option Agreement under 1989 Stock Option Plan of the Registrant (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, No. 33-66826, and incorporated by reference).

   10.3 *1991 Stock Plan, as amended (filed as Exhibit 10d to Registrant's Transition Report on Form 10-K for the period ended December 31, 1996, and incorporated by reference).

   10.4 *Form of Incentive Stock Option Agreement under 1991 Plan (filed as Exhibit 10aa to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10.5 *Form of Non-Qualified Stock Option Agreement under 1991 Plan (filed as Exhibit 10bb to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10.6 *1998 Stock Option Plan (filed as Appendix A to the Registrant's definitive proxy materials for the Special Meeting of Stockholders on March 4, 1998, and incorporated by reference).

   10.7 *Employment Agreement dated November 1, 1991 by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10d to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

   10.8 *Amendment 1 to Employment Agreement by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10c to Registrant's Registration Statement on Form S-1, No. 33-71416, and incorporated by reference).

   10.9 Lease Agreement dated November 29, 1984 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.10 Space Expansion and Term Extension Agreement dated April 1988 between Hollywood Court. Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (files as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.11 Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.12 Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10v to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.13 Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference).

  10.14 Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.15 Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

  10.16 Term Extension Agreement dated August 28, 1997 between CVN Associates, Inc., and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10ii to the Registrant's Report on Form 10-K for the Year Ended December 31, 1997, and incorporated by reference).

  10.18 *Consulting Agreement with C. Robert Cusick dated May 11, 1998. (filed as Exhibit 10.79 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

  10.19 *Stock Option in the name of Dhananjay G. Wadekar, dated November 19, 1998. (filed as Exhibit 10.80 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

  10.20 *Stock Option in the name of C. Robert Cusick, dated November 19, 1998. (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

  10.21 Consultant Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 33-57249, filed on June 19, 1998 and incorporated hereby by reference).

  10.21 Warrant to purchase 200,000 shares of Common Stock for $0.22 per share, dated February 18, 1999 in the name of David Slavny (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

  10.22 *Stock Option in the name of C. Robert Cusick, dated February 4, 1999 (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

  10.23 *Stock Option in the name of Dhananjay Wadekar, dated February 4, 1999 (filed as Exhibit 10.8 to the Company's Report on the Form 10-QSB for the quarter ended March 31, 1999).

  10.24 *Stock Option in the name of Steven Georgiev, dated February 4, 1999 (filed as Exhibit 10.9 to the Company's Report on the Form 10-QSB for the quarter ended March 31, 1999).

  10.25 *Stock Option in the name of Howard Schneider, dated November 19, 1998 (filed as Exhibit 10.10 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

  10.26 Loan Agreement between Able Laboratories, Inc. and New Jersey Economic Development Authority dated June 1, 1999 (filed as
              Exhibit 10.8 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999).

  10.27 $2,000,000 Promissory Note of Able Laboratories, Inc. dated June 1, 1999 (filed as Exhibit 10.9 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999).

  10.28 Leasehold Mortgage Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999 (filed as Exhibit 10.10 to the Company's Report on Form 10-QSB for the quarter ended June 30,
              1999).

  10.29 Guaranty of DynaGen, Inc. dated June 1, 1999 in favor of New Jersey Economic Development Authority (filed as Exhibit 10.11 to the Company's Report on Form 10-QSB for the quarter ended June 30,
              1999).

  10.30 Warrant to Purchase 100,000 shares of Common Stock in the name of Project Capital Partners, LLC (filed as Exhibit 10.12 to the Company's Report on Form 10-QSB for the quarter ended June 30,
              1999).

  10.31 Form of Subscription Agreement for Series K Preferred Stock dated November, 1999 (filed as Exhibit 10.3 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999).

  10.32 Form of Registration Rights Agreement for Series K Preferred Stock dated November, 1999 (filed as Exhibit 10.4 to the Company's Report on form 10-QSB for the quarter ended September 30, 1999).

  10.33 Convertible Preferred Stock Purchase Agreement for Series M Preferred Stock dated July 17, 2000 (filed as Exhibit 4.5 to the Company's Registration statement on Form S-3, No. 333-46116 and incorporated herein by reference).

  10.34 Registration Rights Agreement for Series M Preferred Stock dated July 17, 2000 (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, No. 333-46116 and incorporated herein by reference).

  10.35 Securities Purchase Agreement for Series N Preferred Stock dated November 29, 2000 (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3, No. 333-54804, and incorporated herein by reference).

  10.36 Form of Registration Rights Agreement for Series N Preferred Stock dated November 29, 2000 (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, No. 333-54804, and incorporated herein by reference).

  10.37 *Stock Option in the name of Howard Schneider, dated October 13, 2000 (filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for quarter ended September 30, 2000, and incorporated herein by reference).

  10.38 *Stock Option in the name of Dhananjay G. Wadekar, dated October 13, 2000 (filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for quarter ended September 30, 2000, and incorporated herein by reference).

  10.39       *Stock Option in the name of Harry Silverman, dated April 20,
              2000.

  10.40       *Stock Option in the name of Harry Silverman, dated May 31, 2000.

  10.41       *Stock Option in the name of James B. Klint, dated April 20, 2000.

  10.42       *Stock Option in the name of James B. Klint, dated May 31, 2000.

  10.43 Registration Rights Agreement dated February 15, 2001 among DynaGen, Inc., Kenilworth LLC and The Endeavour Capital Investment Fund S.A. (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.44 Exchange and Purchase Agreement for Series O Preferred Stockdated February 15, 2001, among DynaGen, Inc., Kenilworth LLC and The Endeavor Capital Investment Fund S.A. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.45 First Amended and Restated Loan Agreement dated February 23, 2001, among DynaGen Inc., RxBazaar.com, Inc., Superior Pharmaceutical Company, Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.46 Unconditional Guaranty dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.47 Credit Agreement dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.48 Unconditional Guaranty dated February 23, 2001, among Able Laboratories, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.49 Security Agreement dated February 23, 2001, between Able Laboratories, Inc. and FINOVA Mezzanine Capital Inc. (filed as
              Exhibit 99.6 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.50 Intercreditor Agreement dated February 21, 2001, among Triple L Ltd., K&L Financial, Inc., Northway State Bank, FINOVA Mezzanine Capital Inc., Argosy Investment Partners, L.P., U.S. Bank Trust National Association and Able Laboratories, Inc. (filed as Exhibit
              99.7 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.51 Assignment and Assumption Agreement dated February 23, 2001, among DynaGen, Inc., Able Laboratories, Inc. and Superior Pharmaceutical Company (filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.52 Asset Purchase Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.53 Bill of Sale dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.10 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.54 Equipment Lease Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.11 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.55 Indemnity and Stock Issuance Agreement dated February 15, 2001, among DynaGen, Inc., Infusion Capital Investment Corporation and Ocean Marketing Corporation (filed as Exhibit 99.12 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.56 Guaranty and Pledge Agreement dated February 15, 2001, among DynaGen, Inc., RxBazaar.com, Inc., Kenilworth LLC, Infusion Capital Investment Corporation and Ocean Marketing Corporation (filed as Exhibit 99.13 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

  10.57 Bill of Sale dated December 29, 2000, between Generic Distributors, Inc. and Louisiana Wholesale Drug Company, Inc. (filed as Exhibit 99.14 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

   21.1       Subsidiaries of the Registrant

   23.1       Consent of Wolf & Co., P.C.

   24.1 Power of Attorney (contained on the signature page of this Report.)

- ---------------------------

* Indicates a management contract or any compensatory plan, contract or arrangement.