Form 10KSB/A
period 2000-12-31
DYNAGEN INC
filed 2001-04-27
CIK 857171

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                          ----------------------------

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended                        Commission File Number
        December 31, 2000                                        1-11352

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                                  DYNAGEN, INC.
           (Name of Small Business Issuer as specified in its Charter)

            DELAWARE                                            04-3029787
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


       200 HIGHLAND AVENUE
            SUITE 301
           NEEDHAM, MA                                             02494
(Address of principal executive offices)                         (Zip Code)


                    Issuer's telephone number: (781) 449-4926
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

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Issuer's revenues for its most recent fiscal year: $31,456,479

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


The following items are included herein: Items 1, 5, 6, 7 and 11.

Explanation for this Amendment:
------------------------------

         The Annual Report on Form 10-KSB of DynaGen, Inc. (the "Company") for the Company's fiscal year ended December 31, 2000 (the 2000 Form 10-KSB") is being amended hereby to correct minor typographical errors and omissions in the Company's electronic filing on April 2, 2001 in the items listed below (the paragraphs with changed text are marked with (R) symbols):

Item     Description
----     -----------
Item 1.  Business

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.  Financial Statements

Item 11. Security Ownership of Certain Beneficial Owners and Management


The Amendment
-------------

         Items 5, 6, 7 and 11 of the 2000 Form 10-KSB are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

ITEM 1.  BUSINESS

INTRODUCTION

         DynaGen, Inc. referred to in this Report as the "Company," "we" or "us," develops, makes and sells generic drugs. From our inception in 1988 until 1996, we focused primarily on developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our focus and through acquiring three separate companies became a generic drug manufacturing and distribution business. In 1996 we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998 we acquired Superior Pharmaceutical Company and Generic Distributors, Incorporated, our distribution operations.

         Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Our distribution businesses sold mostly our competitors' products and the combination of manufacturing and distribution business did not create the strategic advantages we were seeking. On the contrary, we found that we were divided both financially and managerially. As our financial performance failed to meet the expectations of our senior lender, FleetCapital, Fleet restricted our borrowing ability and as a result we faced a working capital shortage. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company selling only our own products to customers. In November 2000, we sought and obtained the approval of our shareholders to sell the Superior distribution business and we completed the sale on February 23, 2001. We sold the assets of our Generic Distributors Incorporated subsidiary in a separate transaction on December 29, 2000.

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

         The equity investors in RxBazaar later exchanged their shares of RxBazaar stock into shares of our Series O Preferred Stock. Conversion of the Series O Preferred Stock into shares of our common stock will result in further dilution to our shareholders. Please see "Certain Factors That Could Affect Future Results" for a discussion of the risks to our investors caused by this dilution and by our obligation to issue a large number of additional shares of common stock. Please also refer to Note 13 to the financial statements included in this Report, entitled "Subsequent Events" for additional explanation of the impact of this transaction on the financial condition of the Company. You should give very careful consideration to these sections when evaluating DynaGen.

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
                                                                Equivalent Brand
Product                               Indication                 Name Product(1)
-------                               ----------                 ---------------
Methylphenidate tablets               Attention disorder         Ritalin(R)Tabs
Clorazepate tablets                   Anxiolytic                 Tranxene(R)
Diphenoxylate with Atropine Sulfate   Anti-diahhereal            Lomotil(R)Tabs
Nitroglycerine Sublingual tablets     Anti-angina                Nitrostat(R)
Phenazopyridine HCL tablets           Urinary Tract Analgesic    Pyridium(R)
Salsalate tablets                     Anti-inflammatory          Disalcid(R)
Hydrocortisone Suppository            Anti-inflammatory          Anucol(R)
--------------
(1) All brand names in the table above are trademarks or registered trademarks of their respective owners.

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

BRAND NAME                   DYNAGEN PRODUCT                     DATE ANDA FILED
----------                   ---------------                     ---------------
Fioricet(R)Tabs              Butalbital/Apap/Caffeine Tabs       September 1999
Esgic-Plus(R)Tabs            Butalbital/Apap/Caffeine Tabs       October 1999
Adipex-P(R)Tabs              Phentermine Tabs                    February 2000
Phentermine(R)Caps           Phentermine Caps                    February 2000
Darvocet-N(R)Tabs            Propoxyphene Naps w/Apap Tabs       April 2000
Compazine(R)Suppositories    Prochlorperzine Suppositories       April 2000
Robaxin(R)Tabs               Methocarbarmol Tabs                 June 2000
Soma(R)Tabs                  Carisoprodol Tabs                   October 2000

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

EMPLOYEES

         As of March 27, 2001, we had 95 full-time employees, of whom 20 were employed in selling, general and administrative activities and 75 were employed in research and development and manufacturing. None of our employees are represented by a union. We believe our relationship with our employees is good.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Price of Common Stock

         Our Common Stock is traded on the Boston Stock Exchange under the symbol "DYG" and is quoted on the OTC Bulletin Board under the symbol "DYGN." On March 20, 2001, based upon information from American Stock Transfer & Trust Company, our transfer agent, there were approximately 2,037 holders of record of Common Stock. We believe that there are a substantial number of additional beneficial owners that hold Common Stock in "street name" through brokerage firms. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices as reported on the OTC Bulletin Board for the Common Stock.

                                                           Common Stock
                                                  -----------------------------
                                                    High                 Low
Fiscal 1999:                                      --------             --------
-----------
January 1 to March 31, 1999                        $0.36                $0.13
April 1 to June 30, 1999                            0.75                 0.31
July 1 to September 30, 1999                        0.66                 0.38
October 1 to December 31, 1999                      0.53                 0.30

Fiscal 2000:
-----------
January 1 to March 31, 2000                        $1.32                $0.25
April 1 to June 30, 2000                            0.90                 0.33
July 1 to September 30, 2000                        0.46                 0.25
October 1 to December 31, 2000                      0.32                 0.16
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

(b)      Sales of Unregistered Securities

         During the last fiscal quarter of the year ended December 31, 2000, we sold the following securities pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended, including the exemption provided by Section 4(2) thereof:

         o In October 2000, we issued two options to purchase up to 250,000 shares of common stock each exercisable at $0.25 to two new directors. Half of these shares vested in the year 2000 and the balance will vest in the year 2001. The Company also issued two options totaling 1,600,000 shares of common stock at an exercise price of $0.13 to two directors. These options vested in full at the date of the grant.

         o In November 2000, we issued 13,000 shares of Series N Preferred Stock at $100 per share in exchange for net proceeds of $781,685 and repayment of a convertible note of $350,000. The Series N Preferred stock is convertible into common stock at a conversion price equal to 75% of the average trading prices on five consecutive days prior to the conversion date.

         o In the fiscal quarter ended December 31, 2000, we granted stock options to purchase a total of 1,085,000 shares of common stocks to sixteen employees at Able Laboratories, at an exercise price of $0.25 per share. These options vest over the next three to four years.

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

                                                    Years Ended December 31,
                                                 ------------------------------
                                                    2000               1999
                                                 -----------        -----------
STATEMENT OF OPERATIONS DATA
Sales..........................................  $31,456,479        $29,139,553
Costs of sales.................................   25,711,147         24,377,890
                                                 -----------        -----------
Gross profit...................................    5,745,332          4,761,663
Operating expenses.............................   12,358,416         11,025,790
                                                 -----------        -----------
Operating loss.................................   (6,613,084)        (6,264,127)
Other income (expense), net....................   (1,838,567)        (1,887,191)
                                                 -----------        -----------
Net loss.......................................   (8,451,651)        (8,151,318)
Less returns to preferred stock including
beneficial conversion features.................   (1,443,793)        (1,913,780)
                                                 -----------        -----------
Net loss applicable to common  stock...........  $(9,895,444)      $(10,065,098)
                                                 ===========        ===========
Net loss per share - basic.....................  $     (0.13)       $     (0.20)
                                                 ===========        ===========
Weighted average number of shares outstanding .   78,484,857         51,221,275
                                                 ===========        ===========


                                                          December 31,
                                                 ------------------------------
BALANCE SHEET DATA:                                  2000               1999
                                                 -----------        -----------
Current assets...............................    $11,239,020        $13,784,905
Total assets.................................     16,913,622         21,229,627
Current liabilities..........................     15,528,659         14,911,706
Long-term debt...............................      2,248,875          4,190,000
Warrant put liability, long-term.............          --               984,769
Total liabilities............................     18,228,847         20,554,064
Working capital (deficit)....................     (4,289,639)        (1,126,801)
Stockholders' equity (deficit)...............     (1,315,225)       $   675,563


OVERVIEW

         DynaGen, Inc. develops, makes and sells generic drugs. From our inception in 1988 until 1996, we focused primarily on developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our focus and through acquiring three separate companies became a generic drug manufacturing and distribution business. In 1996 we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998 we acquired Superior Pharmaceutical Company and Generic Distributors, Incorporated, our distribution operations.

         Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Our distribution businesses sold mostly our competitors' products and the combination of manufacturing and distribution business did not create the strategic advantages we were seeking. On the contrary, we found that we were divided both financially and managerially. As our financial performance failed to meet the expectations of Fleet Capital, our senior lender, Fleet restricted our borrowing ability and as a result we faced a working capital shortage. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company selling only our own products to customers. In November 2000, we sought and obtained the approval of our shareholders to sell the Superior distribution business and we completed the sale on February 23, 2001. We sold the assets of our Generic Distributors, Incorporated subsidiary in a separate transaction on December 29, 2000.

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

RESULTS OF OPERATIONS

         REVENUE: Revenues for the year ended December 31, 2000 were $31,456,479, compared to $29,139,553 for the year ended December 31, 1999. This increase of $2,316,926 or 8.0% is primarily the result of improved new product sales at Able Laboratories. Revenues for the fourth quarter of 2000 declined to $6,764,563 from $8,164,896 in 1999 as a result of our inability to purchase inventory at Superior due to restrictions imposed on us by Fleet Capital.

         COST OF SALES: Cost of sales was approximately 82% of product sales for the year ended December 31, 2000 compared to 84% for the year ended December 31, 1999. The high percentage cost in 2000 and 1999 was due to low production and sales levels at Able, which did not support the fixed manufacturing costs of the Able facility. Cost of sales for Superior and GDI for 2000 and 1999 were 81% and 77%, respectively, of product sales.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the year ended December 31, 2000 were $9,966,250, compared to $8,912,374 for the year ended December 31, 1999. The increase in expenses was primarily attributable to increased salaries and benefits at Able and Superior totaling approximately $276,000 and an increase in bad debt expense of approximately $545,000.

         OTHER INCOME: Investment income was $24,297 for the year ended December 31, 2000 as compared to $23,011 for the year ended December 31, 1999. Interest and financing expenses of $2,157,423 for the year ended December 31, 2000, compared to $2,425,730 for the year ended December 31, 1999, relate primarily to private placements of debt financing and bank loans. During 2000, we converted several debt obligations to equity which reduced our interest costs, however, the impact of the forbearance agreement with Fleet Capital offset most of this benefit.

         NET LOSS: We incurred a net loss of $8,451,651 in 2000, compared to a net loss of $8,151,318 in 1999. The increase in the net loss for the year ended December 31, 2000 was primarily due to the negative impact of our fourth quarter. In the fourth quarter of 2000, we incurred a net loss of $4,607,095 compared to a net loss of $2,988,177 in the prior year. Our fourth quarter results were significantly impacted by the forbearance agreement with Fleet Capital, which by reducing the amount we were able to borrow to finance our operations negatively impacted our sales volume and our gross profit margin and which also negatively affected our operating expenses. We also invested $878,254 in research and development expenses in the fourth quarter of this year compared to $515,383 in the corresponding quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had a working capital deficit of $4,289,639, compared to a working capital deficit of $1,126,801 at December 31, 1999. Cash was $373,832 as of December 31, 2000, compared to $310,549 at December 31, 1999. Working capital decreased primarily as a result of our operating losses and the reclassification of our New Jersey Economic Development Authority Bonds to current liabilities as we were not in compliance with certain covenants. The bondholders have not declared an event of default. We expect our cash needs for the next 12 months to be approximately $4,000,000. We expect to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, our ability to maintain our current level of operations would be materially and adversely affected and we will be required to reduce or eliminate certain expenditures, including research and development activity with respect to certain proposed products. See "Certain Factors That May Affect Future Results."

         In November 1999, we secured a line of credit for working capital from Fleet Capital. Borrowings under the line were secured by substantially all the assets of the Company and its subsidiaries. Under this agreement, we could borrow up to 85% of our eligible accounts receivable and 60% of our eligible inventory. The bank also extended a term loan secured by the equipment at Able. This loan was being amortized over 12 months.

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

         On February 23, 2001, pursuant to an agreement between DynaGen, RxBazaar.com, Inc. and Superior Pharmaceutical Company, RxBazaar acquired Superior in a cash merger. As a result of the merger, we received a cash payment of $4,000,000, RxBazaar became obligated to pay us and our subsidiary, Able Laboratories, Inc., approximately $1,000,000 in respect of existing intercompany advances and accounts payable that were eliminated as intercompany accounts on our consolidated financial statements, and RxBazaar assumed our existing 13.5% senior subordinated debt in the amount of $2,248,875. We remain liable for the subordinated debt as a guarantor. In addition, the holders of the subordinated debt may convert such debt, in whole or in part, into common stock of DynaGen or RxBazaar, and we have agreed to register for resale any shares of our common stock issued upon conversion of the subordinated debt. The purchase price and terms of the merger were determined in arms-length negotiations between the parties.

         On December 29, 2000, we sold substantially all the assets of our Generic Distributors subsidiary to Louisiana Wholesale Distributors, an unrelated third party, for $1,510,774. We received $800,000 of the sale proceeds on January 3, 2001 and accounts payable of GDI amounting to $710,774 were paid out of the proceeds. At December 31, 2000, the consolidated financial statements include $442,000 of accounts payable owed to creditors of GDI. We recorded a loss of $313,607 on the sale, which included the write-off of the $315,992 unamortized balance of the customer lists.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         IF WE CONTINUE TO INCUR LOSSES, THEN THE VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE.

         We have incurred operating losses in every operating period since our inception. We had an accumulated deficit of $66,756,522 as of December 31, 2000. We incurred a net loss of $8,451,651 in the year ended December 31, 2000. We anticipate future losses, and we can give no assurance that we will ever generate substantial revenues from our business, or achieve profitability. If we continue to incur operating losses, then the value of our common stock will likely decline and you could lose your investment.

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

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

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

REVENUE RECOGNITION

         Revenues from product sales are recognized when products are shipped. Revenues from sales to wholesalers may be subject to agreements allowing rights of return and price protection. The Company provides allowances for potential uncollectible accounts, returns and price protection.

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

         On October 20, 2000, DynaGen entered into an agreement to sell Superior Pharmaceutical Company to RxBazaar.com, Inc. for $4,000,000 in cash and assumption of DynaGen's senior subordinated debt of $2,248,875. The transaction was approved by DynaGen's stockholders on November 27, 2000 and the transaction closed on February 23, 2001. The Company received a fairness opinion on the transaction from an investment bank. RxBazaar.com, Inc. was founded in October 1999 by two of DynaGen's directors and others who also own shares of RxBazaar stock. As of December 31, 2000, DynaGen owned 1,700,000 shares or 8.9% of RxBazaar.com's common stock which DynaGen received for services. RxBazaar.com valued these shares at $8,500 on issuance in January 2000. In addition, RxBazaar.com issued DynaGen a five year warrant to purchase 1,200,000 shares of common stock at $2.50 per share in September 2000 for services. RxBazaar valued the warrant at $300,000. DynaGen has deferred recognition of the value of these securities at December 31, 2000. See Note 13.

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

         In November 1998, the Company received $500,000 from an unaffiliated investor at an interest rate of 12% due on March 20, 1999, to be repaid from the proceeds of any senior debt financing. A warrant to purchase 1,000,000 shares of common stock at $.05 per share expiring on November 20, 2000, valued at $97,490, was also issued in connection with this loan. During 1999, $400,000 was repaid towards the loan, leaving a balance of $100,000 on December 31, 1999. The Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share for an extension of this loan during 1999. The warrant was valued at $17,438 and charged to expense. During 2000, the Company settled the amount owed to this investor together with all accrued interest.

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

         In connection with these bonds, the Company has entered into various agreements with the New Jersey Economic Development Authority and the bondholders, including an escrow agreement pursuant to which the Company has deposited into escrow amounts intended to cover the Company's obligations under the bond documents for periods of between two and six months. The interest expense relating to these bonds for the year ended December 31, 1999 is $80,374 and for year ended December 31, 2000 is $174,146.

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

         In June 1997, DynaGen also issued to the investors warrants to purchase 40,000 shares of common stock of DynaGen at an exercise price of $.10 per share exercisable for five years. In addition, these warrants are subject to put features under certain circumstances. Proceeds of $702,000 from this financing were allocated to the warrants, based on their estimated fair value. This amount is reflected in the accompanying financial statements as a warrant put liability because the warrants give the holders the choice of a cash settlement under certain conditions. The put allows the holders to sell two-thirds of the warrants to the Company after three years for $667,000 and all of the warrants after five years for $1,500,000 unless the market value of the shares issuable pursuant to the warrant is equal to or greater than the put value. The Company is accruing the put value of the warrants to their redemption amounts over their respective terms. The warrants contain a provision which allows the warrant holder to substitute their warrants for warrants issued by Superior, unless the market value of the shares issuable pursuant to the original warrants is equal to or greater than the put value. The substitute warrants allow the warrant holders to purchase 15% of Superior's common stock at an exercise price of $.01 per share. These warrants were canceled in connection with the sale of Superior on February 23, 2001. See Note 13.

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

         RXBAZAAR.COM, INC.

         During 2000, the Company entered into certain transactions with RxBazaar.com primarily through its wholly-owned subsidiary Superior Pharmaceutical Company. RxBazaar, which was founded in October 1999 by two of DynaGen's directors and others, provides an online marketplace for the purchase and sale of brand and generic drugs on the Internet. On October 20, 2000, the Company entered into an agreement to sell Superior to RxBazaar (see Notes 3 and 13).

         During 2000, RxBazaar and Superior assisted each other in developing their businesses. Superior acted as RxBazaar's fulfillment center for all sales made by RxBazaar through its website. Sales to RxBazaar by Superior during 2000 were approximately $1,362,000 or 5.4% of Superior's total sales for the year. Superior's purchases from RxBazaar were approximately $675,000 or 3.3% of Superior's cost of sales.

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

         The following is a schedule of future minimum lease payments for all operating leases (with initial or remaining terms in excess of one year) as of December 31, 2000:

         Years Ending December 31,                                Amount
         2001                                                 $   777,905
         2002                                                     683,580
         2003                                                     683,580
         2004                                                     683,580
         2005                                                     683,580
         Thereafter                                             7,006,695
                                                              -----------
         Total minimum future lease payment                   $10,518,920
                                                              ===========

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

         On March 14, 2001, the parties accepted the offer of the United States Court of Appeals, Fifth Circuit to mediate the disputes. Accordingly, on March 14, 2001 the parties met and resolved their dispute and entered into a settlement agreement. Upon the completion of the appropriate documents the claims will be dismissed with prejudice. See Note 10.

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

         On August 21, 1997, the Company sold 7,500 shares of Series C Preferred Stock for $750,000 and issued a common stock purchase warrant to purchase 25,000 shares of common stock to a private investor. The exercise price of the warrants is $7.4609 per share. The Series C Preferred Stock may be converted into common stock at a conversion price equal to the lesser of 125% of the five-day average of the closing bid price of the common stock or discounted percentages, ranging from 80% to 74% over time, of the current five-day average closing bid price of the common stock. The Series C Preferred Stock has a stated dividend of $7.00 per share per annum. During 1999, the balance of 2,882 shares of Series C Preferred Stock was converted into 2,145,219 shares of Common Stock.

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

         In March 1998, the Company issued 10,500 shares of Series E Convertible Preferred Stock and 1,500 shares of Series F Convertible Preferred Stock in connection with its acquisition of GDI (see Note 3.) The Series E and F Preferred Shares are convertible into common stock at the prevailing market prices on the date of conversion. On March 14, 2001, pursuant to a settlement agreement, the Company agreed to issue 3,000,000 shares of common stock and pay $105,000 in cash in settlement of its obligations pertaining to the Series E and Series F preferred stock. See Note 9.

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

         On November 2, 2000, the Company received net proceeds of $781,685 from the sale of its Series N Preferred Stock to a single investor. The Company incurred $168,315 in expenses related to the completion of this financing. In addition, the Company converted a $350,000 bridge loan received during the third quarter from the same investor into preferred stock. The Company issued 13,000 shares of Series N Convertible Preferred Stock at $100 per share in exchange for the total proceeds of $1,300,000 for the placement of Series N Preferred Stock. The Series N Preferred Stock does not carry a dividend and is convertible into common stock at a conversion price equal to 80% of the five day average price per share immediately proceeding the conversion date if the conversion occurs between sixty-one days and one hundred and twenty-one days after the issue date. This conversion price decreases to 75% if conversion occurs after one hundred and twenty-one days.

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
EXERCISE PRICES       NUMBER OUTSTANDING     REMAINING LIFE     EXERCISE PRICES
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

         In May 2000, the Company issued options to purchase 1,000,000 shares of common stock at an exercise price of $.18 per share to two directors. These options vest over eight installments and are fully vested by December 31, 2001. The Company valued these options at $170,000 and recognized $85,000 as an expense for the year ended December 31, 2000.

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

         For the years ended December 31, 2000 and 1999 the Company matched $53,659 and $29,606, respectively. The Company did not match any profit-sharing contributions in 2000 or 1999.

13.      SUBSEQUENT EVENTS

         On February 15, 2001, the Company entered into an Exchange and Purchase Agreement with equity investors of RxBazaar. The Exchange and Purchase Agreement gives the RxBazaar investors the right to exchange shares of RxBazaar's Series A Preferred Stock for shares of the Company's Series O Preferred Stock. The Company also agreed to register the shares of Series O Preferred Stock for resale. Rx Bazaar.com issued a total of $4,700,000 of Series A Preferred Stock to the equity investors. On February 22, 2001, an investor converted $1,000,000 of Series A Preferred Stock into Series O Preferred Stock of the Company which was immediately redeemed by RxBazaar.com for $950,000. In March 2001, the investors converted their $3,700,000 balance of Series A Preferred Stock into Series O Preferred Stock.

         The Series O Preferred Stock carries an 8% dividend and is convertible to common stock at the lesser of $0.35 per share or 75% of the average of the three lowest per share prices in the ten consecutive trading days prior to conversion during the first 149 days and 70% on or after 150 days. The Company has agreed to register the common stock issuable on conversion. The resultant beneficial conversion discount on the Series O Preferred Stock will be in the range of $1,567,000 to $2,015,000, depending on the date of conversion to the Company's common stock.

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

         At December 31, 2000, DynaGen's investment in Superior Pharmaceutical Company was carried at approximately $5,741,000 including the value of the customer lists. Based on the selling price of $6,248,875, the Company expects to recognize a gain of approximately $508,000 subject to operating results for January 1, 2001 through the date of sale. The Company may defer all or a portion of this gain based on its continuing ownership interest in RxBazaar. A summary of Superior's condensed balance sheet and historical condensed results of operations included in the accompanying consolidated financial statements follows.

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

         In February 2001, the Company issued warrants to purchase a total of 150,000 shares of common stock at an exercise price of $.17 per share in connection with public relations services. The company also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $.30 per share for certain investor relations services.

         In February 2001, the Company granted options to purchase a total of 11,250,000 shares of common stock at an exercise price of $.22 per share to all of its directors. These options become exercisable in four equal installments at the end of each calendar quarter during the year 2001; each such option is to expire seven years after the date of grant.

EQUIPMENT LEASE

         On February 16, 2001, the Company entered into an equipment financing transaction pursuant to which it borrowed $770,000 in a sale and leaseback arrangement. The borrowed amount is payable over a five-year term at an interest rate of 15%.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of DynaGen's voting securities as of April 3, 2001, by (i) each person or entity known to us to own beneficially five percent or more of any series of preferred stock and common stock, (ii) each of our directors,
(iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown.

COMMON STOCK:
------------
                                    NUMBER OF SHARES               PERCENT
NAME AND ADDRESS OF                   BENEFICIALLY            OF COMMON STOCK
BENEFICIAL OWNER(1)                     OWNED (2)                OUTSTANDING
---------------------------------------------------------------------------
The Endeavour Capital Fund S.A.        11,490,632(3)                 9.5%
    c/o Endeavour Management
    14/14 Divrei Chaim Street
    Jerusalem, 94479 Israel
---------------------------------------------------------------------------
Kenilworth LLC                         22,775,857(4)                17.2%
    c/o Thomason Kernaghan
    365 Bay Street, 10th Floor
    Toronto, Ont. M5H 2V2
---------------------------------------------------------------------------
FINOVA Mezzanine Capital, Inc.          6,991,355(5)                 6.0%
    500 Church Street, Suite 200
    Nashville, TN 37219
---------------------------------------------------------------------------
C. Robert Cusick                        8,940,000(6)                 7.6%
---------------------------------------------------------------------------
Dhananjay G. Wadekar                    8,390,000(7)                 7.1%
---------------------------------------------------------------------------
F. Howard Schneider                     1,070,500(8)                 1.0%
---------------------------------------------------------------------------
Harry Silverman                         1,371,250(9)                 1.2%
---------------------------------------------------------------------------
James Klint                               743,750(10)                 *
---------------------------------------------------------------------------
All directors and executive
   officers as a group (5 persons)     20,515,500(10)               16.0%
---------------------------------------------------------------------------

----------------------
 *   Represents beneficial ownership of less than 1.0%.
(1) Each director and officer's address is c/o DynaGen, Inc., 200 Highland Avenue, Suite 301, Needham, MA 02494.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable by June 2, 2001 (60 days after April 3, 2001), are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 109,758,309 shares of common stock outstanding on April 3, 2001, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d-3(d)(1) under the Exchange Act. The information as to each person has been furnished by such person.

(3) Includes 758,397 shares of common stock issuable upon conversion of the Series K Preferred Stock, 5,803,571 shares of common stock issuable upon conversion of the Series N Preferred Stock and 4,783,810 shares of common stock issuable upon conversion of the Series O Preferred Stock. The terms of the Series K Preferred Stock, the Series N Preferred Stock and the Series O Preferred Stock prohibit the holder from converting shares of Series K Preferred Stock, Series N Preferred Stock or Series O Preferred Stock if such conversion would result in beneficial ownership of more than 4.9% of the outstanding common stock.
(4) Includes 2,276,786 shares of common stock issuable upon conversion of the Series M Preferred Stock and 17,692,381 shares of common stock issuable upon conversion of the Series O Preferred Stock. The terms of the Series M Preferred Stock and the Series O Preferred Stock prohibit the holder from converting shares of Series M Preferred Stock or Series O Preferred Stock if such conversion would result in beneficial ownership of more than 4.9% of the outstanding common stock.
(5) Based on a Schedule 13G filed by FINOVA Mezzanine Capital, Inc. on March 2, 2001. Consists of 112,500 shares of issued and outstanding common stock; 5,357,143 shares of common stock that FINOVA has the right to acquire by exchanging up to $1,500,000 of debt owed to it by RxBazaar.com, Inc. and guaranteed by DynaGen; 1,255,045 shares of common stock issuable upon conversion of Series L Preferred Stock; and 266,667 shares of common stock issuable upon the exercise of a stock purchase warrant.
(6) Includes 8,250,000 shares of common stock subject to options exercisable by June 2, 2001
(7) Includes 8,250,000 shares of common stock subject to options exercisable by June 2, 2001
(8) Includes 1,062,500 shares of common stock subject to options exercisable by June 2, 2001
(9) Includes 25,000 shares of common stock subject to a warrant exercisable by June 2, 2001; and includes 593,750 shares of common stock subject to options exercisable by June 2, 2001.
(10) Includes 593,750 shares of common stock subject to options exercisable by June 2, 2001
(11) Includes 18,775,000 shares of common stock subject to options, warrants, or convertible notes exercisable by June 2, 2001.

PREFERRED STOCK:
---------------
                                          NUMBER OF SHARES
                                            BENEFICIALLY    PERCENT OF PREFERRED
NAME OF BENEFICIAL OWNER                      OWNED (1)     STOCK OUTSTANDING(2)
--------------------------------------------------------------------------------
Generic Distributors Limited Partnership      12,000 (3)          15.1%
    1611 Olive Street
    Monroe, LA 71201
--------------------------------------------------------------------------------
The Endeavor Capital Fund S.A.                23,776 (4)          29.8%
    c/o Endeavor Management
    14/14 Divrei Chaim Street
    Jerusalem, 94479 Israel
--------------------------------------------------------------------------------
Kenilworth LLC                                37,154 (5)          46.6%
    c/o Thomason Kernaghan
    365 Bay Street, 10th Floor
    Toronto, Ont. M5H 2V2
--------------------------------------------------------------------------------
Finova Mezzanine Capital, Inc.                 4,507 (6)           5.7%
    500 Church Street, Suite 200
    Nashville, TN 37216
--------------------------------------------------------------------------------

--------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated, each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable.
(2) Based on 79,690 shares of voting preferred stock outstanding as of April 3, 2001, including Series E Preferred Stock, Series F Preferred Stock, Series K Preferred Stock, Series L Preferred Stock, Series N Preferred Stock and Series O Preferred Stock.
(3) Consists of 10,500 shares of Series E Preferred Stock and 1,500 shares of Series F Preferred Stock.
(4) Consists of 730 shares of Series K Preferred Stock, 13,000 shares of Series N Preferred Stock and 10,046 shares of Series O Preferred Stock.
(5)  Consists of 37,154 shares of Series O Preferred Stock.
(6)  Consists of 4,507 shares of Series L Preferred Stock.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized in the Town of Needham, Commonwealth of Massachusetts on April 27, 2001.


                                             DYNAGEN, INC.

                                             By: /s/ DHANANJAY G. WADEKAR
                                             ----------------------------
                                             Dhananjay G. Wadekar
                                             President

                                  EXHIBIT INDEX
                                  -------------




EXHIBIT                 DESCRIPTION
-------                 -----------

  23.1                  CONSENT OF INDEPENDENT ACCOUNTANTS