Form 10-Q
period 2001-03-31
DYNAGEN INC
filed 2001-05-15
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2001

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

                                 (781) 449-4926
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ---        ---

As of May 9, 2001 there were 114,039,309 outstanding shares of common stock, $.01 par value per share.



================================================================================

                                 DYNAGEN, INC.

                                   FORM 10-Q

                                QUARTERLY REPORT

                                  MARCH 31,2001

                                TABLE OF CONTENTS


Facing Page                                                                 1
Table of Contents                                                           2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                  Condensed Consolidated Balance Sheet                      3
                  Condensed Consolidated Statements of Loss                 5
                  Condensed Consolidated Statements of Changes
                     in Stockholders' Equity (Deficit)                      6
                  Condensed Consolidated Statements of Cash Flows           7
                  Notes to Unaudited Condensed Consolidated
                     Financial Statements                                   8

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        15
         Item 2.  Changes in Securities                                    15
         Item 6.  Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                                 18








(*) The financial information at December 31, 2000 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  DYNAGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)


                                     ASSETS

                                                   March 31,        December 31,
                                                     2001              2000
                                                  -----------       -----------
Current assets:
Cash and cash equivalents                         $   177,614       $   373,832
Due on sale of subsidiary                                   -           800,000
Accounts receivable, net of
     allowance of $49,861 and $485,068                560,465         3,508,794
Rebates receivables                                         -           119,558
Inventory                                           1,708,729         5,889,235
Notes receivable                                       55,000            55,000
Prepaid expenses and other current assets             169,271           492,601
                                                    ---------         ---------

Total current assets                                2,671,079        11,239,020
                                                  -----------       -----------

Property and equipment, net                         3,535,155         3,701,501
                                                  -----------       -----------
Other assets:
Investment securities                               3,720,000                 -
Customer lists, net of accumulated
    amortization                                            -         1,153,958
Debt financing costs, net
    of accumulated amortization                       315,910           402,784
Deposits and other assets                             483,869           416,359
                                                  -----------       -----------

Total other assets                                  4,519,779         1,973,101
                                                  -----------       -----------
                                                  $10,726,013       $16,913,622
                                                  ===========       ===========




     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                  (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                     March 31,     December 31,
                                                       2001           2000
                                                   ------------    ------------
Current liabilities:
Notes payable and current portion
    of long-term debt                              $  3,054,909     $ 8,252,678
Accounts payable and accrued expenses                 3,546,845       6,183,233
Warrant put liability                                         -       1,076,472
Settlement obligation, current portion                        -          16,276
                                                   ------------    ------------
Total current liabilities                             6,601,754      15,528,659
Deferred gain on sale of subsidiary                   1,385,279               -
Long term debt, less current portion                    616,000       2,248,875
Settlement obligation, less current portion                   -         451,313
                                                   ------------    ------------
Total liabilities                                     8,603,033      18,228,847
                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.01 par value, 10,000,000
    shares authorized,85,545 and 52,260 shares
    of Series B through O outstanding,
    (liquidation value $8,554,500 and $5,215,880)           855             522
Common stock, $.01 par value, 125,000,000 shares
    authorized, 109,758,293 and 98,002,026 shares
    issued and outstanding                            1,097,583         980,020
Additional paid-in capital                           69,244,559      64,460,755
Accumulated deficit                                 (68,220,017)    (66,756,522)
                                                   ------------    ------------
Total stockholders' equity (deficit)                  2,122,980      (1,315,225)
                                                   ------------    ------------
                                                   $ 10,726,013   $  16,913,622
                                                   ============    ============





See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
                         -------------------------------
                                  (Unaudited)

                                                      Three Months Ended,
                                                -------------------------------
                                                  March 31,          March 31,
                                                    2001              2000
                                                ------------       ------------
Sales, net                                      $  3,926,296      $   8,121,748
Cost of sales                                      2,631,667          6,096,084
                                                ------------       ------------
      Gross profit                                 1,294,629          2,025,664
                                                ------------       ------------
Operating expenses:
  Selling, general and administrative              1,817,703          1,831,178
  Research and development                           439,739            307,750
                                                ------------       ------------
      Total operating expenses                     2,257,442          2,138,928
                                                ------------       ------------
      Operating loss                                (962,813)          (113,264)
                                                ------------       ------------
Other income (expense):
  Investment income, net                               6,199             3,872
  Interest and financing expense                    (486,939)          (447,449)
  Loss on investment securities                      (50,000)                -
  Miscellaneous income                                30,058            11,425
                                                ------------       ------------
      Other income (expense), net                   (500,682)          (432,152)
                                                ------------       ------------
      Net loss                                    (1,463,495)          (545,416)
Less returns to preferred stockholders:
  Beneficial conversion feature                    1,789,999                 -
  Dividends paid and accrued                          37,165            38,028

                                                ------------       ------------
Net loss applicable to common stock             $ (3,290,659)      $   (583,444)
                                                ============       ============

Net loss per share-basic                        $      (0.03)      $      (0.01)
                                                ============       ============

Weighted average shares outstanding              107,181,259         66,266,687
                                                ============       ============




See accompanying notes to unaudited consolidated financial statements.

                                 DYNAGEN, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      --------------------------------------------------------------------
                   Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                              Preferred Stock           Common Stock
                                              ---------------           ------------
                                                                                            Paid In     Accumulated
                                            Shares     Amount       Shares      Amount      Capital       Deficit           Total
                                            ------     ------       ------      ------      -------     -----------         -----

Balance at December 31,1999                 55,924    $  559     63,854,946    $638,549    $58,341,326  $(58,304,871)    $  675,563

Conversion of preferred stock              (6,270)      (62)      3,963,198      39,632       (39,570)              -             -
Conversion of debt                               -         -        786,000       7,860        441,767              -       449,627
Stock issued for services                        -         -      1,151,000      11,510        724,530              -       736,040
Stock options and warrants exercised             -         -        740,200       7,402         37,148              -        44,550
Stock options and warrants issued for            -         -              -           -         40,734              -        40,734
services
Comprehensive Income:  Net Loss                  -         -              -           -              -      (545,416)      (545,416)
                                          --------   -------    -----------  ----------     ----------    -----------   -----------
Balance at March 31, 2000                   49,654    $  497     70,495,344   $ 704,953   $ 59,545,935  $(58,850,287)  $  1,401,098
                                          ========   =======   ============  ==========   ============  =============  ============

Balance at December 31,2000                 52,260    $  522     98,002,026   $ 980,020   $ 64,460,755  $(66,756,522)  $ (1,315,225)

Stock options and warrants exercised             -         -        379,700       3,797        (3,397)              -           400
Shares issued in  exchange for investment   47,200       472              -           -      4,719,528              -     4,720,000
securities
Conversion of preferred stock             (13,915)     (139)     10,396,567     103,966      (103,827)              -             -
Conversion of debt                               -         -        650,000       6,500        108,500              -       115,000
Stock issued for services                        -         -        330,000       3,300         63,000              -        66,300
Comprehensive Income:  Net Loss                  -         -              -           -              -     (1,463,495)   (1,463,495)
                                          --------   -------    -----------  ----------     ----------    -----------   -----------
Balance at March 31, 2001                   85,545   $   855    109,758,293  $1,097,583    $69,244,559   $(68,220,017)  $ 2,122,980
                                          ========   =======   ============  ==========    ===========  =============   ===========




     See accompanying notes to unaudited consolidated financial statements.

                                  DYNAGEN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                         Three Months Ended
                                                      --------------------------
                                                       March 31,      March 31,
                                                         2001          2000
                                                      -----------    -----------
Cash flows from operating activities:
Net loss                                             $ (1,463,495)  $ (545,416)
Adjustments to reconcile net loss to net cash used
    for operating activities:
Gain on settlement of warrant put liability               (26,472)           -
Loss on sale on investment securities                      50,000            -
Stock, stock options and warrants issued for services      66,300      776,774
Depreciation and amortization                             342,491      506,940
(Increase) decrease in operating assets:
Accounts receivable                                      (624,401)     (80,549)
Rebates receivable                                       (117,864)    (128,285)
Inventory                                                (609,810)    (115,470)
Prepaid expenses and other current assets                 292,597     (463,592)
Deposits and other assets                                (235,375)     (15,116)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                   2,063,948     (979,515)
                                                      -----------  ------------

Net cash used for operating activities                   (262,081)  (1,044,229)
                                                      -----------   -----------
Cash flows from investing activities:
Purchase of property and equipment                       (152,768)     (57,904)
Decrease in notes receivable                                    -      (25,000)
Increase in deferred financing costs                            -      (30,000)
Proceeds from sale of subsidiaries                      4,800,000            -
Proceeds from sale of investment securities               950,000            -
                                                      -----------   -----------
Net cash provided (used) for investing activities       5,597,232     (112,904)
                                                      -----------   -----------
Cash flows from financing activities:
Net proceeds from stock warrants and options                  400       44,550
Net proceeds from equipment loan                          770,000            -
Repayment of debt obligations                            (342,364)    (141,077)
Net change in line of credit                           (5,959,405)    (195,615)
Increase in bank overdraft                                      -    1,419,321
                                                      -----------   -----------
Net cash provided (used) by financing
     activities                                        (5,531,369)   1,127,179
                                                      -----------   -----------
Net change in cash and cash equivalents                  (196,218)     (29,954)
Cash and cash equivalents at beginning of period          373,832      310,549
                                                      -----------   -----------

Cash and cash equivalents at end of period            $   177,614    $ 280,595
                                                      ===========   ===========
Supplemental cash flow information:
    Interest paid                                     $   516,491    $ 269,958
    Conversion of debt and accrued interest into
        Common stock                                      115,000            -
    Common stock issued for convertible
       note payable and accrued interest                        -      449,627
    Preferred stock issued for investment securities    4,720,000            -
    Conversion of put liability to notes payable          750,000            -

Additional cash flow information is disclosed in Note 2

See accompanying notes to unaudited consolidated financial statements

                                 DYNAGEN, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of DynaGen, Inc. (the "Company" or "DynaGen") and its wholly-owned subsidiaries, Able Laboratories, Inc. ("Able"), which is engaged in the manufacture of generic pharmaceuticals, and Monroe Subsidiary, Inc. (formerly Generic Distributors, Inc. or "GDI"), which is engaged in the distribution of generic pharmaceuticals. All significant inter-company balances and transactions have been eliminated in consolidation.

     On February 23, 2001, we completed the sale of our subsidiary, Superior Pharmaceutical Company to RxBazaar.com, Inc. We received $4,000,000 in cash and settled the intercompany accounts between Able and Superior. The results of operations for the first quarter 2001, include the operations of Superior up to the date of sale. In December 2000, we completed the sale of substantially all the assets of our GDI subsidiary to Louisiana Wholesale Distributors ("LWD"). We agreed to sell accounts receivable, inventory and fixed assets for cash consideration of $1,510,774. Our GDI subsidiary changed its name to Monroe Subsidiary, Inc. after the sale, and ceased conducting operations.

     The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

     The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in the Company's Annual Report on From 10-KSB for the year ended December 31, 2000 filed the Securities and Exchange Commission.

USE OF ESTIMATES

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of receivables, the valuation of equity instruments issued by the company and the amount of obligations due as a result of defaults on certain debt obligations. Actual results could differ from those estimates.

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

2. DISPOSITION OF SUBSIDIARIES

     On December 29, 2000, DynaGen sold substantially all the assets of GDI to Louisiana Wholesale Distributors an unrelated party. At December 31, 2000 and March 31, 2001 the consolidated financial statements include $442,000 of accounts payable owned to creditors of GDI that were not assumed by the buyer.

     Selected operating information for GDI for the three months ended March 31, 2000 is as follows:

Sales, net                                             $1,239,016
Cost of sales                                           1,004,963
                                                      -----------
Gross profit                                              234,053

Selling, general and administrative expenses              300,375
                                                      -----------
     Operating loss                                       (66,322)

Miscellaneous income                                        2,541
                                                      -----------
     Net loss                                           $ (63,781)
                                                      ===========

     On February 23, 2001, pursuant to an agreement between the Company, RxBazaar.com, Inc. and Superior Pharmaceutical Company, a direct and wholly-owned subsidiary of the Company, RxBazaar acquired Superior in a cash merger.

     As a result of the merger, the Company received a cash payment of $4,000,000, RxBazaar paid the Company and the Company's subsidiary, Able Laboratories, Inc., approximately $1,000,000 in respect of existing intercompany advances and accounts payable that were eliminated as intercompany accounts on the Company's consolidated financial statements, and RxBazaar assumed the Company's existing 13.5% senior subordinated debt in the amount of $2,248,875. The Company remains liable for the subordinated debt as a guarantor and the Company issued contingent stock purchase warrants to the senior subordinated debt holders. The warrants allow the holders to purchase 2,500,000 shares of DynaGen's common stock at $.01 per share if the 13.5% senior subordinated debt is still outstanding on June 17, 2002. In addition, the holders of the subordinated debt may convert such debt, in whole or in part, into common stock of the Company or RxBazaar, and the Company has agreed to register for resale any shares of Company common stock issued upon conversion of the subordinated debt. The purchase price and terms of the merger were determined in arms-length negotiations between the parties. The Company deferred the gain of $1,385,279 due to its continuing ownership interest in RxBazaar.

     In connection with the sale of Superior Pharmaceutical Company, the Company sold accounts receivable of $3,572,730, inventory of $4,790,316, property and equipment of $191,715 and miscellaneous assets totaling $391,387 net of accounts payable and accrued expenses of $4,685,336.

        Selected operating information for Superior is as follows:

                                        Three months ended March 31,
                                             2001           2000
                                         -----------    -----------
Sales, net                                $3,067,567     $6,612,607
Cost of sales                              2,812,726      5,351,458
                                         -----------    -----------
   Gross profit                              254,841      1,261,149

Selling, general and administrative
expenses                                     581,292        975,209
                                         -----------    -----------
    Operating income (loss)                 (326,451)       285,940
Miscellaneous income                             120            320
Interest expense                                   -           (179)
                                         -----------    -----------
    Net income (loss)                      $(326,331)     $ 286,081
                                         ===========    ===========

3.   INVENTORY

     Inventory consists of the following:
                                              March 31,        December 31,
                                                2001              2000
                                             ----------         ----------
         Raw materials                       $1,381,371         $  998,327
         Work-in-progress                        65,549             51,605
         Finished goods                         261,809          4,839,303
                                             ----------         ----------
                                             $1,708,729         $5,889,235

                                             ==========         ==========
4.   PROPERTY AND EQUIPMENT
                                              March 31,        December 31,
                                                2001              2000
                                             ----------         ----------
         Machinery and equipment             $2,912,430         $2,877,595
         Furniture, fixtures, and computers     410,816          1,206,933
         Leasehold improvements               1,379,938          1,394,707
                                             ----------         ----------
                                              4,703,184          5,479,235
         Less accumulated depreciation
              and amortization               (1,168,029)        (1,777,734)
                                             ----------         ----------
                                             $3,535,155         $3,701,501
                                             ==========         ==========
5.   DEBT

     Debt consists of the following:
                                              March 31,        December 31,
                                                2001              2000
                                             ----------         ----------
         Bridge loans                        $  110,000         $  236,000
         Machinery & equipment financing        150,000            150,000
         NJEDA bonds                          1,890,909          1,907,273
         Working capital loan  Fleet Capital         -           5,959,405
         Senior subordinated debt                    -           2,248,875
          Equipment loan                        770,000                 -
          Notes payable  put liability          750,000                 -
                                             ----------         ----------
         Total                                3,670,909         10,501,553
         Less current portion                 3,054,909          8,252,678
                                             ----------         ----------
         Long-term debt                      $  616,000         $2,248,875
                                             ==========         ==========

     On February 16, 2001, the Company entered into an equipment and financing transaction pursuant to which it borrowed $770,000 in a sale and leaseback arrangement. The borrowed amount is payable over a five-year term at an interest rate of 15%.

     On February 23, 2001, the Company settled its warrant put liability obligation by paying $300,000 and issuing $750,000 of 13.5% notes payable maturing February 2002. The notes require 10 monthly equal installments of principal and interest commencing May 2002.

6.   PREFERRED STOCK

     On February 15, 2001, the Company entered into an Exchange and Purchase Agreement with equity investors of RxBazaar. The Exchange and Purchase Agreement gave the RxBazaar investors the right to exchange shares of RxBazaar's Series A Preferred Stock for shares of the Company's Series O Preferred Stock. RxBazaar issued a total of $4,700,000 of Series A Preferred Stock to the equity investors. On February 22, 2001, an investor converted $1,000,000 of Series A Preferred Stock into Series O Preferred Stock of the Company. The Series A Prefered Stock used to effect the exchange was immediately redeemed by RxBazaar.com for $950,000. In March 2001, the investors converted the remaining $3,700,000 balance of Series A Preferred Stock into Series O Preferred Stock.

     The Series O Preferred Stock carries an 8% dividend and is convertible to common stock at the lesser of $0.35 per share or 75% of the average of the three lowest per share prices in the ten consecutive trading days prior to conversion during the first 149 days and 70% on or after 150 days. The Company has agreed to register the common stock issuable on conversion. The resultant beneficial conversion discount from this transaction will be in the range of $1,573,333 to $2,022,857, depending on the date of conversion to the Company's common stock.

7.   SUBSEQUENT EVENTS

     On May 9, 2001, the stockholders approved an amendment to our certificate of incorporation to increase the number of shares of authorized common stock from 125,000,000 to 225,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations;
(2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to be materially worse than the expectations we describe in our forward-looking statements.

     Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results" as well as the factors discussed in our Registration Statement on Form S-3, File No. 333-54804, filed with the Securities and Exchange Commission on February 1, 2001 and amended thereafter, under the heading "Risk Factors".

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

         o we are obligated to issue a large number of shares of common stock at prices lower than market value;

         o conversion of outstanding shares of convertible preferred stock may reduce the market price and dilute the relative voting power of our outstanding common stock;

         o a decrease in the market price or our common stock would increase the number of shares of our common stock issuable upon conversion of the preferred stock and would compound the risks of dilution described in the preceding risk factor;

         o holders of our preferred stock and others may have an incentive to sell common stock in the market before they convert their shares of preferred stock in expectation that the market price of our common stock will fall;

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

Results of Operations Three Months Ended March 31, 2001
-------------------------------------------------------

     Revenues for the three-month period ended March 31, 2001 were $3,926,296 compared to $8,121,748 for the period ended March 31, 2000. The decrease of $4,195,452 or 52% is the result of the sale of our distribution subsidiaries, Superior Pharmaceutical and GDI.

     Cost of product sales was $2,631,667, or 67% of product sales for the three-month period ended March 31, 2001, compared to $6,096,084, or 75% of product sales for the period ended March 31, 2000. The increase in the gross profit margin to 33% is due to the higher margins of new products being manufactured at Able Laboratories.

     Research and development expenses for the three-month period ended March 31, 2001 were $439,739 compared to $307,750 for the three-month period ended March 31, 2000. All of these expenses relate to research which is currently being conducted at Able Laboratories to develop generic drugs. Able currently has twelve new products pending approval with the FDA and will be increasing its research and development activities for a broad range of products over the next several months.

     Selling, general and administrative expenses for the three-month period ended March 31, 2001 were $1,817,703 compared to $1,831,178 for the three-month period ended March 31, 2000. Expenses declined as a result of the sale of GDI and Superior, however, the savings were offset by increased costs at our Able subsidiary.

     Interest and financing expenses of $486,939 for the three-month period ended March 31, 2001, compared to $447,449 for the three-month period ended March 31, 2000, relate primarily to private placements of debt instruments and our working capital loan. We issued several warrants in connection with debt placements, the values of which are included in our financing costs.

     We recorded an operating loss of $962,813 for the three months ended March 31, 2001, compared to an operating loss of $113,264 for the three months ended March 31, 2000. We record a net loss of $1,463,495, or $0.03 per share, for the three months ended March 31, 2001, compared to a net loss of $545,416 or $0.01 per share for the three months ended March 31, 2000. The increase in our losses of $918,079 was primarily the result of Superior Pharmaceutical's loss of $326,331 in the first quarter of 2001 compared to a profit in the first quarter of 2000 of $286,081 and a $120,000 termination fee paid to Fleet Capital.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had a working capital deficit of $3,930,675 compared to a working capital deficit of $4,289,639 at December 31, 2000. Cash was $177,614 as of March 31, 2001, compared to $373,832 at December 31, 2000. We expect our cash needs for the next 12 months to be approximately $4,000,000. We expect to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, our ability to maintain our current level of operations would be materially and adversely affected and we will be required to reduce or eliminate certain expenditures, including research and development activity with respect to certain proposed products.

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

     On February 23, 2001, the Company used the proceeds of the sale to pay off its obligations under its working capital loan to Fleet Capital. In addition, the Company settled its warrant put liability obligation by paying $300,000 and issuing $750,000 of 13.5% notes payable maturing February 2002. The notes require 10 monthly installments of principal and interest commencing May 2002.

     In addition, in February 2001, we received $950,000 on the redemption of $1,000,000 of RxBazaar.com series A Preferred Stock. See Note 6 to the Finacial Statements

     To date we have met substantially all of our capital requirements through the sale of securities and loans convertible into common stock. The negative impact of events from 1997 to date has limited our ability to raise capital in a conventional sale of our securities. However, the Company continues to pursue additional sources of capital in order to fund the growth of the Able generic drug business and its product development efforts. If we are unable to obtain such additional financing, our ability to maintain our current level of operations would be materially and adversely affected and we will be required to reduce or eliminate certain expenditures, including research and development activity with respect to certain proposed products. We cannot give any assurance that we will raise the needed financing.

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

ITEM 2.  CHANGE IN SECURITIES

     a.  Not applicable

     b.  Not applicable

     c. Sales of Unregistered Securities. In the three months ended March 31, 2001, we sold the following securities:

     In February 2001, we issued 650,000 shares of common stock to an unaffiliated third party upon conversion of a $100,000 note payable and interest accrued thereon of $15,000.

     In February 2001 we issued warrants to purchase a total of 150,000 shares of common stock at an exercise price of $.17 per share in connection with public relations services. We also issued a warrant to purchase 100,000 shares of common stock at an exercise price of $.30 per share for certain investor relations services provided.

     In February 2001 we granted options to purchase a total of 11,250,000 shares of common stock at an exercise price of $.22 per share to all of our directors. These options become exercisable in four equal installments at the end of each calendar quarter during the year 2001; each such option is to expire seven years after the date of grant.

     In February 2001, we entered into an Exchange and Purchase Agreement with equity investors of RxBazaar.com, Inc. The Exchange and Purchase Agreement gave the RxBazaar investors the right to exchange shares of RxBazaar's Series A Preferred Stock for shares of our Series O Preferred Stock. RxBazaar.com issued a total of $4,700,000 of Series A Preferred Stock to the equity investors. On February 22, 2001, an investor converted $1,000,000 of Series A Preferred Stock into shares of our Series O Preferred Stock which was immediately redeemed by RxBazaar.com for $950,000. In March 2001, the investors converted their $3,700,000 balance of Series A Preferred Stock into shares of our Series O Preferred Stock.

     During the quarter ending March 31, 2001, we issued 11,576,267 shares of common stock upon the exercise of options and warrants and conversion of convertible debt and equity securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) List of Exhibits

     The following exhibits, required by Item 601 of Regulation S-K are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit
No.         Item
-------     ----

3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

3.2 By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

10.1* Stock Option in the name of C. Robert Cusick, dated February 24, 2001. (filed herewith)

10.2* Stock Option in the name of James Klint, MD, dated February 24, 2001. (filed herewith)

10.3* Stock Option in the name of F. Howard Schneider, dated February 24, 2001. (filed herewith)

10.4* Stock Option in the name of Harry Silverman, dated February 24, 2001. (filed herewith)

10.5* Stock Option in the name of Dhananjay Wadekar, dated February 24, 2001. (filed herewith)

10.6 Contingent Stock Purchase Warrant dated February 23, 2001, issued by DynaGen, Inc. to FINOVA Mezzanine Capital, Inc. (filed as Exhibit
            4.1 to the Company's Current Report on Form 8-K filed on March 9,
            2001).

10.7 Contingent Stock Purchase warrant dated February 23, 2001, issued by DynaGen, Inc. to Argosy Investment Partners, L.P. (filed as Exhibit
            4.2 to the Company's Current Report on Form 8-K filed on March 9,
            2001).

10.8 Secured Promissory Note dated February 23, 2001, issued by DynaGen, Inc. to FINOVA Mezzanine Capital, Inc. in the principal amount of $500,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.9 Secured Promissory Note dated February 23, 2001, issued by DynaGen, Inc. to Argosy Investment Partners, L.P. in the principal amount of $250,000 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.10 Certificate of Designations, Preferences and Rights of Series O Preferred Stock of DynaGen, Inc. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.11 Registration Rights Agreement dated February 15, 2001 among DynaGen, Inc., Kenilworth LLC and The Endeavour Capital Investment Fund S.A. (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.12 Exchange and Purchase Agreement dated February 15, 2001, among DynaGen, Inc., Kenilworth LLC and The Endeavour Capital Investment Fund, S.A. (filed as Exhibit 99.1 to the Company's Current Report on From 8-K filed on March 9, 2001).

10.13 First Amended and Restated Loan Agreement dated February 23, 2001, among DynaGen, Inc., RxBazaar.com Inc., Superior Pharmaceutical Company, Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.14 Unconditional Guaranty dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.15 Credit Agreement dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.16 Unconditional Guaranty dated February 23, 2001, among Able Laboratories, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.17 Security Agreement dated February 23, 2001, between Able Laboratories, Inc. and FINOVA Mezzanine Capital Inc. (filed as
            Exhibit 99.6 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.18 Intercreditor Agreement dated February 21, 2001, among Triple L Ltd., K & L Financial, Inc., Northway State Bank, FINOVA Mezzanine Capital Inc., Argosy Investment Partners, L.P., U.S. Bank Trust National Association and Able Laboratories, Inc. (filed as Exhibit
            99.7 to the Company's Current Report on Form 8-K filed on March 9,
            2001).

10.19 Assignment and Assumption Agreement dated February 23, 2001, among DynaGen, Inc., Able Laboratories, Inc. and Superior Pharmaceutical Company. (filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.20 Asset Purchase Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.21 Bill of Sale dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.10 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.22 Equipment Lease Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.11 to the Company's Current Report on Form 8-K filed on March 9, 2001).

-----------------

* Indicates a management contract or any compensatory plan, contract or arrangement.

(b)  Reports on Form 8-K.

     On March 9, 2001, the Company filed a Current Report on Form 8-K relating to the sale of its Superior Pharmaceutical Company Subsidiary.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DYNAGEN, INC.

                                      By: /s/ Dhananjay G. Wadekar
                                      -----------------------
                                      Dhananjay G. Wadekar
                                      Duly Authorized Officer and
                                      Principal Financial and
                                      Accounting Officer

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

3.2 By-laws, as amended (filed as Exhibit 3b to Registrant's Registration Statement on Form S-1, No. 33-46445, and incorporated by reference).

10.1* Stock Option in the name of C. Robert Cusick, dated February 24, 2001. (filed herewith)

10.2* Stock Option in the name of James Klint, MD, dated February 24, 2001. (filed herewith)

10.3* Stock Option in the name of F. Howard Schneider, dated February 24, 2001. (filed herewith)

10.4* Stock Option in the name of Harry Silverman, dated February 24, 2001. (filed herewith)

10.5* Stock Option in the name of Dhananjay Wadekar, dated February 24, 2001. (filed herewith)

10.6 Contingent Stock Purchase Warrant dated February 23, 2001, issued by DynaGen, Inc. to FINOVA Mezzanine Capital, Inc. (filed as Exhibit
            4.1 to the Company's Current Report on Form 8-K filed on March 9,
            2001).

10.7 Contingent Stock Purchase warrant dated February 23, 2001, issued by DynaGen, Inc. to Argosy Investment Partners, L.P. (filed as Exhibit
            4.2 to the Company's Current Report on Form 8-K filed on March 9,
            2001).

10.8 Secured Promissory Note dated February 23, 2001, issued by DynaGen, Inc. to FINOVA Mezzanine Capital, Inc. in the principal amount of $500,000 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.9 Secured Promissory Note dated February 23, 2001, issued by DynaGen, Inc. to Argosy Investment Partners, L.P. in the principal amount of $250,000 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.10 Certificate of Designations, Preferences and Rights of Series O Preferred Stock of DynaGen, Inc. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.11 Registration Rights Agreement dated February 15, 2001 among DynaGen, Inc., Kenilworth LLC and The Endeavour Capital Investment Fund S.A. (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.12 Exchange and Purchase Agreement dated February 15, 2001, among DynaGen, Inc., Kenilworth LLC and The Endeavour Capital Investment Fund, S.A. (filed as Exhibit 99.1 to the Company's Current Report on From 8-K filed on March 9, 2001).

10.13 First Amended and Restated Loan Agreement dated February 23, 2001, among DynaGen, Inc., RxBazaar.com Inc., Superior Pharmaceutical Company, Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.14 Unconditional Guaranty dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.15 Credit Agreement dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.16 Unconditional Guaranty dated February 23, 2001, among Able Laboratories, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.17 Security Agreement dated February 23, 2001, between Able Laboratories, Inc. and FINOVA Mezzanine Capital Inc. (filed as
            Exhibit 99.6 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.18 Intercreditor Agreement dated February 21, 2001, among Triple L Ltd., K & L Financial, Inc., Northway State Bank, FINOVA Mezzanine Capital Inc., Argosy Investment Partners, L.P., U.S. Bank Trust National Association and Able Laboratories, Inc. (filed as Exhibit
            99.7 to the Company's Current Report filed on Form 8-K on March 9,
            2001).

10.19 Assignment and Assumption Agreement dated February 23, 2001, among DynaGen, Inc., Able Laboratories, Inc. and Superior Pharmaceutical Company. (filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.20 Asset Purchase Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.21 Bill of Sale dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.10 to the Company's Current Report on Form 8-K filed on March 9, 2001).

10.22 Equipment Lease Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.11 to the Company's Current Report on Form 8-K filed on March 9, 2001).



* Indicates a management contract or any compensatory plan, contract or arrangement.