Form 10-Q
period 2001-06-30
ABLE LABORATORIES INC
filed 2001-08-14
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 1-11352
                      -------------------------------------

                             ABLE LABORATORIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Former name: DYNAGEN, INC.
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

             DELAWARE                                         04-3029787
    -------------------------------                          ------------
    (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                        Identification No.)

                               200 Highland Avenue
                                    Suite 301
                                Needham, MA 02494
                     --------------------------------------
                    (Address of principal executive offices)

                                 (781) 449-4926
                            -------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
    ---          ---

As of July 23, 2001, there were 125,582,803 outstanding shares of common stock, $.01 par value per share.

================================================================================

                             ABLE LABORATORIES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                  JUNE 30, 2001

                                TABLE OF CONTENTS

Facing Page                                                                  1
Table of Contents                                                            2

PART I.  FINANCIAL INFORMATION (*)

         Item 1. Financial Statements:

                 Condensed Consolidated Balance Sheets                       3
                 Condensed Consolidated Statements of Loss                   5
                 Condensed ConsolidatedStatements of Changes
                   in Stockholders' Equity (Deficit)                         7
                 Condensed Consolidated Statements of Cash Flows             8
                 Notes to Unaudited Condensed Consolidated
                   Financial Statements                                      9

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          17
         Item 2. Changes in Securities                                      17
         Item 4. Submission of matters to a Vote of Security Holders        18
         Item 6. Exhibits and Reports on Form 8-K                           19

SIGNATURES                                                                  20






(*) The financial information at December 31, 2000 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS

                                                  June 30,         December 31,
                                                    2001               2000
                                                -----------        -----------
Current assets:
Cash and equivalents                            $     6,899        $   373,832
Due on sale of subsidiary                              --              800,000
Accounts receivable, net of
     allowances of $5,426,450 and $485,068          530,254          3,508,794
Rebates receivable                                     --              119,558
Inventory                                         2,651,972          5,889,235
Notes receivable                                     55,000             55,000
Prepaid expenses and other current assets           761,343            492,601
                                                -----------        -----------

Total current assets                              4,005,468         11,239,020
                                                -----------        -----------

Property and equipment, net                       3,940,790          3,701,501
                                                -----------        -----------

Other assets:
Investment securities                             3,720,000               --
Customer lists, net of accumulated
     amortization                                      --            1,153,958
Debt financing costs, net
     of accumulated amortization                    271,475            402,784
Deposits and other assets                           524,461            416,359
                                                -----------        -----------

Total other assets                                4,515,936          1,973,101
                                                -----------        -----------
                                                $12,462,194        $16,913,622
                                                ===========        ===========

     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                  June 30,         December 31,
                                                    2001               2000
                                                ------------       ------------
Current liabilities:

Bank overdraft                                  $    225,492       $       --
Notes payable and current portion
     of long-term debt                             3,067,265          8,252,678
Accounts payable and accrued expenses              5,000,325          6,183,233
Warrant put liability                                   --            1,076,472
Settlement obligation, current portion                  --               16,276
                                                ------------       ------------
Total current liabilities                          8,293,082         15,528,659
Deferred gain on sale of subsidiary                1,296,597               --
Long term debt, less current portion                 577,500          2,248,875
Settlement obligation, less current portion             --              451,313
                                                ------------       ------------
Total liabilities                                 10,167,179         18,228,847
                                                ------------       ------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value, 10,000,000
     shares authorized, 67,738 and 52,260
     shares of Series B through P
     outstanding, (liquidation value
     $6,773,765 and $5,215,880)                          677                522
Common stock, $.01 par value, 225,000,000
     shares authorized, 122,347,098 and
     98,002,026 shares issued and
     outstanding                                   1,223,471            980,020
Additional paid-in capital                        70,426,127         64,460,755
Accumulated deficit                              (69,355,260)       (66,756,522)
                                                ------------       ------------

Total stockholders' equity                         2,295,015         (1,315,225)
                                                ------------       ------------

                                                $ 12,462,194       $ 16,913,622
                                                ============       ============

     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    ----------------------------------------
                                   (Unaudited)

                                                      Three Months Ended
                                              ---------------------------------
                                               June 30,              June 30,
                                                 2001                  2000
                                              -----------           -----------

Sales, net                                    $ 3,530,737           $ 7,979,260
Cost of sales                                   2,847,911             6,048,339
                                              -----------           -----------

     Gross profit                                 682,826             1,930,921
                                              -----------           -----------
Operating expenses:
  Selling, general and administrative           1,093,099             2,436,784
  Research and development                        569,508               759,840
                                              -----------           -----------

     Total operating expenses                   1,662,607             3,196,624
                                              -----------           -----------

     Operating loss                              (979,781)           (1,265,703)
                                              -----------           -----------

Other income (expense):
  Investment income, net                            6,528                 7,707
  Interest and financing expenses                (278,892)             (524,685)
  Miscellaneous income                            116,902               749,675
                                              -----------           -----------

     Other income (expense), net                 (155,462)              232,697
                                              -----------           -----------

     Net loss                                  (1,135,243)           (1,033,006)
Less returns to preferred stockholders:
Beneficial conversion feature                     170,833               291,667
Dividends paid and accrued                        119,615                34,812
                                              -----------           -----------

Net loss applicable to common stock           $(1,425,691)          $(1,359,485)
                                              ===========           ===========

Net loss per share-basic                      $     (0.01)          $     (0.02)
                                              ===========           ===========

Weighted average shares outstanding           114,767,157            71,301,787
                                              ===========           ===========

       See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    ----------------------------------------
                                   (Unaudited)


                                                     Six Months Ended
                                            -----------------------------------
                                              June 30,               June 30,
                                                2001                   2000
                                            ------------           ------------


Sales, net                                  $  7,457,032           $ 16,101,009
Cost of sales                                  5,479,578             11,651,564
                                            ------------           ------------

     Gross profit                              1,977,454              4,449,445
                                            ------------           ------------

Operating expenses:
  Selling, general and administrative          2,910,802              4,760,822
  Research and development                     1,009,246              1,067,589
                                            ------------           ------------

     Total operating expenses                  3,920,048              5,828,411
                                            ------------           ------------

     Operating loss                           (1,942,594)            (1,378,966)
                                            ------------           ------------

Other income (expense):
  Investment income, net                          12,726                 11,579
  Interest and financing expenses               (765,830)              (972,133)
  Loss on investment securities                  (50,000)                  --
  Miscellaneous income                           146,960                761,098
                                            ------------           ------------

     Other income (expense), net                (656,144)              (199,456)
                                            ------------           ------------

     Net loss                                 (2,598,738)            (1,578,422)
Less returns to preferred stockholders:
Beneficial conversion feature                  1,960,832                291,667
Dividends paid and accrued                       156,780                 72,840
                                            ------------           ------------

Net loss applicable to common stock         $ (4,716,350)          $ (1,942,929)
                                            ============           ============


Net loss per share-basic                    $      (0.04)          $      (0.03)
                                            ============           ============

Weighted average shares outstanding          110,874,668             68,806,766
                                            ============           ============

     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                          Convertible
                                        Preferred stock           Common Stock
                                        ---------------           ------------
                                                                                        Additional
                                                                                         Paid In        Accumulated
Description                            Shares     Amount       Shares        Amount       Capital          Deficit         Total
-----------                            -------    -------    -----------   ----------   ------------    ------------    -----------
Balance at December 31, 1999            55,924    $   559     63,854,946   $  638,549   $ 58,341,326    $(58,304,871)   $   675,563

Conversion of preferred stock           (7,470)       (75)     4,650,490       46,505        (46,430)           --             --
Shares issued in private placement       5,000         50           --           --          449,950            --          450,000
Conversion of debt                        --         --        3,854,909       38,549      1,533,539            --        1,572,088
Stock & stock warrants issued for
services                                  --         --        1,151,000       11,510        765,264            --          776,774
Stock options and warrants exercised      --         --          740,200        7,402         37,148            --           44,550
Comprehensive Income: Net loss            --         --             --           --             --        (1,578,422)    (1,578,422)
                                       -------    -------    -----------   ----------   ------------    ------------    -----------

Balance at June 30, 2000                53,454    $   534     74,251,545   $  742,515   $ 61,080,797    $(59,883,293)   $ 1,940,553
                                       =======    =======    ===========   ==========   ============    ============    ===========

Balance at December 31,2000             52,260    $   522     98,002,026   $  980,020   $ 64,460,755    $(66,756,522)   $(1,315,225)

Shares issued in exchange for
investment in RxBazaar.com              47,200        472           --           --        4,719,528            --        4,720,000
Conversion and redemption of
preferred stock                        (37,722)      (377)    20,235,372      202,354       (306,977)           --         (105,000)
Shares issued in private placement       6,000         60           --           --          596,940            --          597,000
Conversion of debt                        --         --          650,000        6,500        108,500            --          115,000
Stock & stock warrants issued for
services                                  --         --        2,830,000       28,300        853,278            --          881,578
Stock options and warrants exercised      --         --          629,700        6,297         (5,897)           --              400
Comprehensive Income: Net loss            --         --             --           --             --        (2,598,738)    (2,598,738)
                                       -------    -------    -----------   ----------   ------------    ------------    -----------

Balance at June 30,2001                 67,738    $   677    122,347,098   $1,223,471   $ 70,426,127    $(69,355,260)   $ 2,295,015
                                       =======    =======    ===========   ==========   ============    ============    ===========

     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)

                                                                     Six Months Ended
                                                             -------------------------------
                                                               June 30,            June 30,
                                                                 2001                2000
                                                             -----------         -----------
Cash flows from operating activities:
Net loss                                                     $(2,598,738)        $(1,578,422)
Adjustments to reconcile net loss to net cash used
     for operating activities:
Gain on settlement of warrant put liability                      (26,472)               --
Loss on sale on investment securities                             50,000                --
Stock, stock options and warrants issued for services            881,578             776,774
Depreciation and amortization                                    516,846             874,600
(Increase) decrease in operating assets:
Accounts receivable                                             (594,190)           (593,656)
Rebates receivable                                              (117,864)            (34,670)
Inventory                                                     (1,553,053)         (1,804,466)
Prepaid expenses and other current assets                       (299,475)           (296,504)
Deposits and other assets                                       (275,967)            105,908
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses                          3,428,746            (642,226)
                                                             -----------         -----------

Net cash used for operating activities                          (588,589)         (3,192,662)
                                                             -----------         -----------

Cash flows from investing activities:
Purchase of property and equipment                              (688,323)           (157,491)
Increase in notes receivable                                        --               (25,000)
Proceeds from sale of subsidiaries                             4,800,000                --
Proceeds from sale of investment securities                      950,000                --
                                                             -----------         -----------

Net cash provided by (used for) investing activities           5,061,677            (182,491)
                                                             -----------         -----------

Cash flows from investing activities:

Net proceeds from stock warrants and options                         400              44,550
Net proceeds from equipment and other loans                      870,000                --
Net proceeds from private stock placement                        597,000             450,000
Redemption of preferred stock                                   (105,000)               --
Net proceeds from debt placements                                   --               840,000
Payment of debt obligations                                     (468,508)           (364,001)
Net change in line of credit                                  (5,959,405)            476,601
Increase in bank overdraft                                       225,492           1,956,827
                                                             -----------         -----------

Net cash provided by (used for) financing activities          (4,840,021)          3,403,977
                                                             -----------         -----------

Net change in cash and cash equivalents                         (366,933)             28,824
Cash and cash equivalents at beginning of period                 373,832             310,549
                                                             -----------         -----------

Cash and cash equivalents at end of period                   $     6,899         $   339,373
                                                             ===========         ===========

Supplemental cash flow information:
     Interest paid                                           $   603,254         $   643,357
     Conversion of debt and accrued interest into
       Common stock                                              115,000           1,572,088
     Preferred stock issued for investment securities          4,720,000                --
     Conversion of put liability to notes payable                750,000                --

Additional cash flow information is disclosed in Note 2.

     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Able Laboratories, Inc.(the "Company" or "Able"), which is engaged in the manufacture of generic pharmaceuticals, and its wholly-owned subsidiary, Monroe Subsidiary, Inc. (formerly Generic Distributors, Inc. or "GDI"), which was engaged in the distribution of generic pharmaceuticals. On May 18, 2001, we merged our wholly-owned subsidiary, Able Laboratories, Inc. into our parent company DynaGen, Inc. and changed DynaGen's name to Able Laboratories, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

     On February 23, 2001, we completed the sale of our subsidiary, Superior Pharmaceutical Company to RxBazaar.com, Inc. We received $4,000,000 in cash and settled the intercompany accounts between Able and Superior. The results of operations for the six months ended June 30, 2001, include the operations of Superior up to the date of sale. In December 2000, we completed the sale of substantially all the assets of our GDI subsidiary to Louisiana Wholesale Distributors ("LWD"). We agreed to sell accounts receivable, inventory and fixed assets for cash consideration of $1,510,774. We retained approximately $442,000 of GDI's accounts payable and changed its name to Monroe Subsidiary, Inc. Monroe Subsidiary, Inc. ceased conducting operations after the sale.

     The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

     The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in the Company's Annual Report on From 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

2. DISPOSITION OF SUBSIDIARIES

     On December 29, 2000, we sold substantially all the assets of GDI to Louisiana Wholesale Distributors an unrelated party. At December 31, 2000 and June 30, 2001 the consolidated financial statements include $442,000 of accounts payable owed to creditors of GDI that were not assumed by the buyer.

     Selected historical operating information for GDI is as follows:

                                                 Three months ended      Six months ended
                                                   June 30, 2000           June 30, 2000
                                                    -----------             -----------
Sales, net                                          $ 1,232,747             $ 2,471,763
Cost of sales                                         1,028,217               2,033,180
                                                    -----------             -----------

Gross profit                                            204,530                 438,583

Selling, general and administrative expenses            262,080                 562,455
                                                    -----------             -----------

     Operating loss                                     (57,550)               (123,872)

Miscellaneous income                                        530                   3,071
                                                    -----------             -----------

Net loss                                            $   (57,020)            $  (120,801)
                                                    ===========             ===========

     On February 23, 2001, pursuant to an agreement between the Company, RxBazaar.com, Inc. and Superior Pharmaceutical Company, a direct and wholly-owned subsidiary of the Company, we sold Superior to RxBazaar in a cash merger.

     As a result of the merger, the Company received a cash payment of $4,000,000, RxBazaar paid the Company approximately $1,000,000 in respect of existing intercompany advances and accounts payable that were eliminated as intercompany accounts on the Company's consolidated financial statements, and RxBazaar assumed the Company's existing 13.5% senior subordinated debt in the amount of $2,248,875. The Company remains liable for the subordinated debt as a guarantor and the Company issued contingent stock purchase warrants to the senior subordinated debt holders. The warrants allow the holders to purchase 2,500,000 shares of Able's common stock at $.01 per share if the 13.5% senior subordinated debt is still outstanding on June 17, 2002. In addition, the holders of the subordinated debt may convert such debt, in whole or in part, into common stock of the Company or RxBazaar, and the Company has agreed to register for resale any shares of Company common stock issued upon conversion of the subordinated debt. The purchase price and terms of the merger were determined in arms-length negotiations between the parties. The Company deferred the gain of $1,296,597 due to its continuing ownership interest in RxBazaar.

     In connection with the sale of Superior Pharmaceutical Company, the Company sold accounts receivable of $3,572,730, inventory of $4,790,316, property and equipment of $191,715 and miscellaneous assets totaling $391,387 net of accounts payable and accrued expenses of $4,596,654.

         Selected historical operating information for Superior is as follows:

                                                 Three months ended         Six months ended June 30,
                                                      June 30,          ---------------------------------
                                                       2000               2001 (1)               2000
                                                    -----------         ------------         ------------
Sales, net                                          $ 6,497,475         $  3,067,567         $ 13,110,082
Cost of sales                                         5,234,093            2,812,726           10,585,551
                                                    -----------         ------------         ------------
Gross profit                                          1,263,382              254,841            2,524,531

Selling, general and administrative expenses          1,069,470              581,292            2,044,679
                                                    -----------         ------------         ------------
     Operating loss                                     193,912             (326,451)             479,852

Miscellaneous income                                        260                  120                  580
Interest expense                                           (104)                --                   (283)
                                                    -----------         ------------         ------------
Net income (loss)                                   $   194,068         $   (326,331)        $    480,149
                                                    ===========         ============         ============

------------
(1) Includes operations through February 23, 2001, the date on which the Company completed the sale of Superior to RxBazaar.

3.   INVENTORY

     Inventory consists of the following:

                                                   June 30,        December 31,
                                                     2001              2000
                                                 -----------       -----------
Raw materials                                    $ 1,974,898       $   998,327
Work-in-progress                                     149,752            51,605
Finished goods                                       527,322         4,839,303
                                                 -----------       -----------
                                                 $ 2,651,972       $ 5,889,235
                                                 ===========       ===========

4.  PROPERTY AND EQUIPMENT
                                                   June 30,        December 31,
                                                     2001              2000
                                                 -----------       -----------
Machinery and equipment                          $ 3,404,496       $ 2,877,595
Furniture, fixtures, and computers                   419,633         1,206,933
Leasehold improvements                             1,414,610         1,394,707
                                                 -----------       -----------
                                                   5,238,739         5,479,235
Less accumulated depreciation
     and amortization                             (1,297,949)       (1,777,734)
                                                 -----------       -----------
                                                 $ 3,940,790       $ 3,701,501
                                                 ===========       ===========
5.  DEBT

     Debt consists of the following:
                                                   June 30,        December 31,
                                                     2001              2000
                                                 -----------       -----------
Bridge Loans                                     $   210,000       $   236,000
Machinery & equipment financing                      150,000           150,000
NJEDA bonds                                        1,874,546         1,907,273
Working capital loan - Fleet Capital                    --           5,959,405
Senior subordinated debt                                --           2,248,875
Equipment loan                                       731,500              --
Notes payable - put liability                        678,719              --
                                                 -----------       -----------
Total                                              3,644,765        10,501,553
Less current portion                               3,067,265         8,252,678
                                                 -----------       -----------
Long-term debt                                   $   577,500       $ 2,248,875
                                                 ===========       ===========

     On February 16, 2001, the Company entered into an equipment and financing transaction pursuant to which it borrowed $770,000 in a sale and leaseback arrangement. The borrowed amount is payable over a five-year term at an interest rate of 15%.

     On February 23, 2001, the Company settled its warrant put liability obligation by paying $300,000 and issuing $750,000 of 13.5% notes payable maturing February 2002. The notes require 10 monthly equal installments of principal and interest commencing May 2001.

6.   PREFERRED STOCK

         On February 15, 2001, the Company entered into an Exchange and Purchase Agreement with equity investors of RxBazaar. The Exchange and Purchase Agreement gave the RxBazaar investors the right to exchange shares of RxBazaar's Series A Preferred Stock for shares of the Company's Series O Preferred Stock. RxBazaar issued a total of $4,700,000 of Series A Preferred Stock to the equity investors. On February 22, 2001, an investor converted $1,000,000 of Series A Preferred Stock into Series O Preferred Stock of the Company. The Series A Preferred Stock used to effect the exchange was immediately redeemed by RxBazaar.com for $950,000. In March 2001, the investors exchanged the remaining $3,700,000 of Series A Preferred Stock for Series O Preferred Stock. Able continues to hold the remaining $3,700,000 of Series A Preferred stock. This investment is carried at cost.

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

         In May and June 2001, the Company received $350,000 from the sale of 3,500 shares of its Series P Preferred Stock. The Series P Preferred consists of 20,000 authorized shares priced at $100 each. Investors may convert their position on or after six months from the date of the investment at 80% of the average of the three-day closing bid price ending on the day prior to the conversion notice. Conversions after nine months from the date of investment are at 75% of the average of the two closing bid prices prior to conversion notice and the conversions after twelve months shall occur at a 70% discount to the closing bid price on the day prior to the conversion notice. Investors may not convert more than 20% of the Preferred shares within any five consecutive trading day period. The Series P Preferred stock does not carry any dividend.

         In June 2001, the Company received an additional $250,000 from the sale of 2,500 shares of its Series O Preferred stock from an investor.

7.   COMMON STOCK

     On May 9, 2001, the stockholders approved an amendment to our certificate of incorporation to increase the number of shares of authorized common stock from 125,000,000 to 225,000,000 shares.

8.   RELATED PARTY TRANSACTIONS

       Subsequent to the sale of Superior Pharmaceutical, Able has continued to sell substantially all of its products to Superior. Sales to Superior represent approximately 90% of net sales for the six months ended June 30, 2001.

9.   SUBSEQUENT EVENTS

         In July 2001, the company issued $775,000 in 8% convertible subordinated secured notes to several investors as part of a bridge financing. The notes will convert automatically into equity securities of the company upon the closing of a subsequent equity financing, if one occurs, or instead will be payable on July 31, 2002. Each of

Dhananjay G. Wadekar, a director and Able's president, and C. Robert Cusick, Chairman of the Board of Directors and Chief Executive Officer, advanced $250,000 to the company in this transaction.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     We do not provide forecasts of our future financial performance of the Company. However, from time to time, information provided by us or statements made by our employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to be materially worse than the expectations we describe in our forward-looking statements.

     Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results" as well as the factors discussed in our Registration Statement on Form S-3, File No. 333-64734, filed with the Securities and Exchange Commission on July 6, 2001 and amended thereafter, under the heading "Risk Factors".

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

OVERVIEW

     We develop, make and sell generic drugs. From our inception in 1988 until 1996, we focused primarily on developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our focus and through acquiring three separate companies became a generic drug manufacturing and distribution business. In 1996 we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998 we acquired Superior Pharmaceutical Company and Generic Distributors, Incorporated, our distribution operations.

     Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Our distribution businesses sold mostly our competitors' products and the combination of manufacturing and distribution business did not create the strategic advantages we were seeking. On the contrary, we found that we were divided both financially and managerially. As our financial performance failed to meet the expectations of Fleet Capital, our senior lender, Fleet restricted our borrowing ability and as a result we faced a working capital shortage. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company selling only our own products to customers. In November 2000, we sought and obtained the approval of our shareholders to sell the Superior distribution business and we completed the sale on February 23, 2001. We sold the assets of our Generic Distributors, Incorporated subsidiary in a separate transaction on December 29, 2000. On May 18, 2001, we merged our wholly-owned subsidiary, Able Laboratories, Inc. into our parent company, DynaGen, Inc. and changed DynaGen's name to Able Laboratories, Inc.

     The sale of the two distribution subsidiaries involved complex financial transactions. The future outcome of our current strategy is still unknown. In the section of this Report entitled "Certain Factors That May Affect Future Results," we have described several risk factors which we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact to some degree other businesses in our market sector. You should give very careful consideration to these risks and pay special attention to the recent developments when you evaluate our Company.

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

Results of Operations Three Months Ended June 30, 2001
-------------------------------------------------------

     Revenues for the three-month period ended June 30, 2001 were $3,530,737 compared to $7,979,260 for the period ended June 30, 2000. There were no sales from our former subsidiaries Superior and GDI in the three months ended June 30, 2001 compared to sales in the prior period of $7,730,222. Revenues for Able alone for the three months ended June 30, 2000 were $249,038. The current period sales are generated from the marketing of our new products, particularly Methylphenidate, reflecting a significant improvement in sales of our generic products. Subsequent to the sale of Superior Pharmaceutical, Able has continued to sell substantially all of its products to Superior for further distribution. We expect that sales to Superior will decrease significantly as a percentage of sales in the next quarter as we continue to add additional customers who buy products directly from us.

     Cost of sales was $2,847,911, or 81% of product sales for the three-month period ended June 30, 2001, compared to $6,048,339, or 76% of product sales for the period ended June 30, 2000.

     Research and development expenses for the three-month period ended June 30, 2001 were $569,508 compared to $759,840 for the three-month period ended June 30, 2000. All of these expenses relate to research which is currently being conducted to develop generic drugs. Able currently has seven new products pending approval with the FDA and will be increasing its research and development activities for a broad range of products over the next several months.

     Selling, general and administrative expenses for the three-month period ended June 30, 2001 were $1,093,099 compared to $2,436,784 for the three-month period ended June 30, 2000. Expenses declined as a result of the sale of GDI and Superior.

     Interest and financing expenses of $278,892 for the three-month period ended June 30, 2001, compared to $524,685 for the three-month period ended June 30, 2000, relate primarily to our equipment loans and a note payable for the put liability. On February 23, 2001, we paid off the Fleet line of credit and our senior subordinated debt was eliminated as a result of the sale of Superior.

     We recorded a net loss of $1,135,243 for the three months ended June 30 2001, compared to a net loss of $1,033,006 for the three months ended June 30, 2000. We recorded a net loss applicable to common stock of $1,425,691 or $0.01 per share, for the three months ended June 30, 2001, compared to a net loss applicable to common stock of $1,359,485 or $0.02 per share for the three months ended June 30, 2000. We have not fully realized the expected benefits from the restructuring of our company and its debt obligations. Four new products received approval in July 2001, and we should experience increased sales from these new products in the future months.

Results of Operations Six Months Ended June 30, 2001
----------------------------------------------------

         Revenues for the six-month period ended June 30, 2001 were $7,457,032 compared to $16,101,009 for the period ended June 30, 2000. In the year 2000, $15,581,845 related to sales of GDI and Superior compared to $3,067,567 of sales related to Superior included in the current period. The sales generated by Able in the six months of the current year of $4,389,465 is a significant increase over from the prior year sales. Subsequent to the sale of Superior Pharmaceutical, Able has continued to sell substantially all of its products to Superior for further distribution. Sales to Superior represent approximately 90% of net sales for the six months ended June 30, 2001. We expect that sales to Superior will decrease significantly as a percentage of sales in the next quarter as we continue to add additional customers who buy products directly from us.

         Cost of sales was $5,479,578 or 73% of sales for the six-months ended June 30, 2001, compared to $11,651,564, or 72% of sales for the period ended June 30, 2000. The margins of our new products such as Methylphenidate are expected to be much higher than the margins from our former distribution business.

         Research and development expenses were $1,009,246 for the six months ended June 30, 2001 compared to $1,067,589 for the six months ended June 30, 2000. In the first six months of the current year, we received four FDA approvals and continued to spend significant funds on research and development.

         Selling, general and administrative expenses for the six-month period ended June 30, 2001 were $2,910,802 compared to $4,760,822 for the six-month period ended June 30, 2000, a decrease of $1,850,020. The expenses relating to Superior and GDI for the prior period was $2,607,134 compared to $581,292 in the current year, a decrease of $2,025,842. This decrease was partially offset by the cost of new personnel at our manufacturing facility.

         Interest and other income was $159,686 for the six-months ended June 30, 2001, compared to $772,677 for the six-month period ended June 30, 2000. Interest and financing expenses of $765,830 for the six-month period ended June 30, 2001, compared to $972,133 for the six-month period ended June 30, 2000. Interest and other income in 2000 consisted primarily of forgiveness of debt and termination of trade agreement. The interest expense was lower in 2001 by $206,303 as the Fleet line was paid off and our senior subordinated debt was eliminated as a result of the sale of Superior.

         The Company incurred a net loss of $2,598,738 for the six-months ended June 30, 2001 compared to a net loss of $1,578,422 in the prior year. The increase in our net loss was due primarily to the decrease in other income compared to the prior year. We recorded a net loss applicable to common stock of $4,716,350 or $0.04 per share for the six months ended June 30, 2001 compared to a net loss applicable to common stock of $1,942,929 or $0.03 per share in the prior year. We have received eight new product approvals from the FDA during 2001 of which four were received in July 2001. We expect the performance of the Company to improve in the upcoming months.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had a working capital deficit of $4,287,614 compared to a working capital deficit of $4,289,639 at December 31, 2000. Cash was $6,899 as of June 30, 2001, compared to $373,832 at December 31, 2000. We expect our cash needs for the next 12 months to be approximately $6,000,000. We are attempting to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, our ability to maintain our current level of operations would be materially and adversely affected and we will be required to reduce or eliminate certain expenditures, including research and development activity with respect to certain proposed products.

     On February 23, 2001, pursuant to an agreement between the Company, RxBazaar.com, Inc. and Superior Pharmaceutical Company, RxBazaar acquired Superior in a cash merger. As a result of the merger, we received a cash payment of $4,000,000, RxBazaar paid us approximately $1,000,000 in respect of existing intercompany advances and accounts payable that were eliminated as intercompany accounts on our consolidated financial statements, and RxBazaar assumed our existing 13.5% senior subordinated debt in the amount of $2,248,875. We remain liable for the subordinated debt as a guarantor. In addition, the holders of the subordinated debt may convert such debt, in whole or in part, into common stock of Able or RxBazaar, and we have agreed to register for resale any shares of our common stock issued upon such a conversion of the subordinated debt.

The purchase price and terms of the merger were determined in arms-length negotiations between the parties.

     On February 23, 2001, we used the proceeds of the sale to pay off our obligations under a working capital loan with Fleet Capital. In addition, we settled our warrant put liability obligation by paying $300,000 and issuing $750,000 of 13.5% notes payable maturing February 2002. The notes require 10 monthly installments of principal and interest commencing May 2001.

     In addition, in February 2001, we received $950,000 on the redemption of $1,000,000 of RxBazaar.com series A Preferred Stock. In May and June 2001, we received $350,000 from the sale of Series P Preferred stock and $250,000 from the sale of Series O Preferred stock. See Note 6 to the Financial Statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS No.142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002. The adoption of SFAS 142 is not expected to have any impact on the Company's financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We may be involved in certain legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGE IN SECURITIES

     a.  Not applicable

     b.  Not applicable

     c. Sales of Unregistered Securities. In the three months ended June 30, 2001, we sold the following securities in reliance on one or more exemptions from registration under the Securities Act including the exemptions under Section 4 (2) thereof and Rule 506 promulgated thereunder:

         On April 30, 2001, we issued 500,000 shares of common stock to two individuals in connection with investment banking services rendered by them during the second quarter.

         On April 30, 2001, we issued 2,000,000 shares of common stock to an unaffiliated third party pursuant to our investor relations consulting agreement to provide public relation services to the Company for six months.

         In May and June 2001, the Company received $350,000 from the sale of 3,500 shares of its Series P Preferred Stock. The Series P Preferred Stock consists of 20,000 authorised shares. Investors may convert their position on or after six months from the date of the investment at 80% of the average of the three-day closing bid price ending on the day prior to the conversion notice. Conversions after nine months from the date of investment are at 75% of the average of the two closing bid prices prior to conversion notice and the conversions after twelve months shall occur at a 70% discount to the closing bid price on the day prior to the conversion notice. Investors may not convert more than 20% of the Preferred shares within any five consecutive trading day period. The Series P Preferred stock does not carry any dividend.

         In June 2001, we issued options to purchase a total of 900,000 shares of common stock at an exercise price of $.25 to two employees.

         In June 2001, the Company received $250,000 from the sale of 2,500 shares of its Series O Preferred stock from a single investor. Investors may convert their shares of Series O Preferred at any time for the lesser of $.35 or 75% of the average of the three lowest closing bid prices during the ten trading days prior to the conversion date. The Series O Preferred Stock pays dividends at the rate of 8% per annum.


   During the quarter ending June 30, 2001, we issued 10,088,789 shares of common stock upon the exercise of options and warrants and conversion of convertible debt and equity securities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 9, 2001 we held our annual meeting of stockholders. Two substantial matters were presented for stockholder consideration: the election of directors for the ensuing year and an amendment to our restated certificate of incorporation to increase the authorized number of shares of common stock from 125,000,000 to 225,000,000. As of the record date for the meeting, there were 144,320,753 votes eligible to be cast at the meeting; of these, 117,737,634 were in person or represented by proxy. The results for each of these proposals were as follows:

         Proposal 1: To elect a board of directors for the ensuing year:

              Name                          For                    Abstain
              ----                          ---                    -------
       C. Robert Cusick                  116,820,131                917,503
       James B. Klint, MD                116,952,581                785,053
       F. Howard Schneider               116,922,681                814,953
       Harry Silverman                   116,962,056                775,578
       Dhananjay G. Wadekar              116,798,366                939,268

         Proposal 2: To amend the certificate of incorporation to increase the number of authorized shares of common stock:

For............................................................ 112,720,205

Against...........................................................4,772,298

Abstain.............................................................245,131

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) List of Exhibits

     The following exhibits, required by Item 601 of Regulation S-K are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit No.         Item
-----------         ----

   3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's report on Form 10-Q for the quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

   3.2 Certificate of Amendment of Certificate of Incorporation dated May 1, 2000 (filed as Exhibit 3.2 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000, and incorporated herein by reference).

   3.3            Certificate of Amendment of Certificate of Incorporation dated
                  May 9, 2001

   3.4 Certificate of Designations, Preferences, and Rights of Series I Preferred Stock (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

   3.5 Certificate of Designations, Preferences, and Rights of Series J Preferred Stock (filed as Exhibit 3.4 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999, and incorporated herein by reference).

   3.6 Certificate of Designations, Preferences, and Rights of Series K Preferred Stock (filed as Exhibit 3.3 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999, and incorporated herein by reference).

   3.7 Certificate of Designations, Preferences, and Rights of Series L Preferred Stock (filed as Exhibit 3.5 to the Company's Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference).

   3.8 Certificate of Designations, Preferences and Rights of Series M Preferred Stock (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-46116, and incorporated herein by reference).

   3.9 Certificate of Designations, Preferences, and Rights of Series N Preferred Stock (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3, File No. 333-54804, and incorporated herein by reference).

   3.10 Certificate of Designations, Preferences and Rights of Series O Preferred Stock (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

   3.11 Certificate of Designations, Preferences and Rights of Series P Preferred Stock.

   3.3 Amended and Restated By-laws dated as of May 26, 2000 (filed as Exhibit 3.3 to the Company's Report on Form 10-QSB for the quarter ended June 30, 2000 and incorporated herein by reference).

   10.1           Subscription Agreement for Series P Preferred Stock

   10.2           Registration Rights Agreement for Series P Preferred

----------------

(b)      Reports on Form 8-K

                  On May 24, 2001, the Company filed a Current Report on Form 8-K relating to the merger of the Company with its wholly-owned subsidiary, Able Laboratories, Inc., and the change of the Company's name from "DynaGen, Inc." to "Able Laboratories, Inc."

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

                                  DYNAGEN, INC.

                                  By: /s/ Dhananjay G. Wadekar
                                      -----------------------
                                      Dhananjay G. Wadekar
                                      Duly Authorized Officer and
                                      Principal Financial and Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.         Item
-----------         ----

   3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's report on Form 10-Q for the quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

   3.2 Certificate of Amendment of Certificate of Incorporation dated May 1, 2000 (filed as Exhibit 3.2 to the Company's Report on Form 10-QSB for the Quarter ended June 30, 2000, and incorporated herein by reference).

   3.3            Certificate of Amendment of Certificate of Incorporation dated
                  May 9, 2001

   3.3 Certificate of Designations, Preferences, and Rights of Series I Preferred Stock (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 333-82785, and incorporated herein by reference).

   3.4 Certificate of Designations, Preferences, and Rights of Series J Preferred Stock filed as Exhibit 3.4 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999, and incorporated herein by reference).

   3.5 Certificate of Designations, Preferences, and Rights of Series K Preferred Stock filed as Exhibit 3.3 to the Company's Report on Form 10-QSB for the quarter ended September 30, 1999, and incorporated herein by reference).

   3.7 Certificate of Designations, Preferences, and Rights of Series L Preferred Stock (filed as Exhibit 3.5 to the Company's Report on Form 10-KSB for the year ended December 31, 1999, and incorporated herein by reference).

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

   3.10 Certificate of Designations, Preferences and Rights of Series O Preferred Stock (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

   3.11 Certificate of Designations, Preferences and Rights of Series P Preferred Stock.

   3.3 Amended and Restated By-laws dated as of May 26, 2000 (filed as Exhibit 3.3 to the Company's Report on Form 10-QSB for the quarter ended June 30, 2000 and incorporated herein by reference).

   10.1           Subscription Agreement for Series P Preferred Stock

   10.2           Registration Rights Agreement for Series P Preferred Stock