Form 10-Q
period 2001-09-30
ABLE LABORATORIES INC
filed 2001-11-14
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________


                         COMMISSION FILE NUMBER 1-11352
                               -------------------

                             ABLE LABORATORIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

              DELAWARE                                         04-3029787
              --------                                         ----------
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                          Identification No.)

                               200 Highland Avenue
                                    Suite 301
                                Needham, MA 02494
                                -----------------
                    (Address of principal executive offices)

                                 (781) 449-4926
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
     -----            -----

As of November 14, 2001, there were 143,007,640 outstanding shares of common stock, $.01 par value per share.

================================================================================

                             ABLE LABORATORIES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

Facing Page                                                                                                    1
Table of Contents                                                                                              2

PART I.  FINANCIAL INFORMATION (*)

Item 1.       Financial Statements:
              Condensed Consolidated Balance Sheets                                                            3
              Condensed Consolidated Statements of Loss                                                        5
              Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)                   7
              Condensed Consolidated Statements of Cash Flows                                                  8
              Notes to Unaudited Condensed Consolidated Financial Statements                                   9

Item 2.       Management's Discussion and Analysis of Financial Condition

              and Results of Operations                                                                       14

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               20
Item 2.       Changes in Securities                                                                           20
Item 6.       Exhibits and Reports on Form 8-K                                                                21

SIGNATURES                                                                                                    22


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                                     ASSETS

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             2001                 2000
                                                                          -----------          -----------
CURRENT ASSETS:
Cash and equivalents                                                      $   213,229          $   373,832
Due on sale of subsidiary                                                        --                800,000
Accounts receivable, net of allowance of $4,993,728
 and $485,068                                                               4,114,202            3,508,794
Rebates receivable                                                               --                119,558
Inventory                                                                   2,985,558            5,889,235
Notes receivable                                                               55,000               55,000
Prepaid expenses and other current assets                                     684,885              492,601
                                                                          -----------          -----------
         Total current assets                                               8,052,874           11,239,020
                                                                          -----------          -----------
Property and equipment, net                                                 4,083,533            3,701,501
                                                                          -----------          -----------
OTHER ASSETS:
Investment securities                                                       3,720,000                 --
Customer lists, net of accumulated amortization                                  --              1,153,958
Debt financing costs, net of accumulated amortization                         227,041              402,784
Deposits and other assets                                                     668,788              416,359
                                                                          -----------          -----------
         Total other assets                                                 4,615,829            1,973,101
                                                                          -----------          -----------
                                                                          $16,752,236          $16,913,622
                                                                          ===========          ===========





     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                            2001                   2000
                                                                        ------------           ------------
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt                     $  2,760,241           $  8,252,678
Accounts payable and accrued expenses                                      3,519,871              6,183,233
Warrant put liability                                                           --                1,076,472
Settlement obligation, current portion                                          --                   16,276
                                                                        ------------           ------------
         Total current liabilities                                         6,280,112             15,528,659
Deferred gain on sale of subsidiary                                        1,296,597                   --
Long-term debt, less current portion                                         539,000              2,248,875
Settlement obligation, less current portion                                     --                  451,313
                                                                        ------------           ------------
         Total liabilities                                                 8,115,709             18,228,847
                                                                        ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.01 par value, 10,000,000 shares authorized,
   102,629 and 52,260 shares of Series B through Q
   outstanding (liquidation value $10,262,843 and $5,215,880)                  1,026                    522
Common stock, $.01 par value, 225,000,000 shares
   authorized, 138,682,977 and 98,002,026 shares issued and
   outstanding                                                             1,386,830                980,020
Additional paid-in capital                                                76,124,332             64,460,755
Accumulated deficit                                                      (68,875,661)           (66,756,522)
                                                                        ------------           ------------
         Total stockholders' equity                                        8,636,527             (1,315,225)
                                                                        ------------           ------------
                                                                        $ 16,752,236           $ 16,913,622
                                                                        ============           ============






     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                 -------------------------------------
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                      2001                    2000
                                                 -------------           -------------
Sales, net                                       $   5,070,600           $   8,590,907
Cost of sales                                        2,997,511               7,775,090
                                                 -------------           -------------
       Gross profit                                  2,073,089                 815,817
                                                 -------------           -------------
Operating expenses:
   Selling, general and administrative               1,351,523               2,088,545
   Research and development                            527,024                 446,323
                                                 -------------           -------------
         Total operating expenses                    1,878,547               2,534,868
                                                 -------------           -------------
         Operating income (loss)                       194,542              (1,719,051)
                                                 -------------           -------------
Other income (expense):
   Investment income, net                                8,487                   6,489
   Interest and financing expenses                    (141,447)               (577,120)
   Miscellaneous income                                418,017                  23,548
                                                 -------------           -------------
         Other income (expense), net                   285,057                (547,083)
                                                 -------------           -------------
         Net income (loss)                             479,599              (2,266,134)
Less returns to preferred stockholders:

   Beneficial conversion features                    6,552,244                 783,809
   Dividends paid and accrued                          170,068                  41,779
                                                 -------------           -------------
Net loss applicable to common stock              $  (6,242,713)          $  (3,091,722)
                                                 =============           =============
Net loss per share - basic                       $       (0.05)          $       (0.04)
                                                 =============           =============
Weighted average shares outstanding                131,275,545              78,832,607
                                                 =============           =============



     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                   (Unaudited)

                                                          NINE MONTHS ENDED
                                                 -------------------------------------
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                      2001                    2000
                                                 -------------           -------------
Sales, net                                       $  12,527,632           $  24,691,916
Cost of sales                                        8,477,089              19,426,654
                                                 -------------           -------------
       Gross profit                                  4,050,543               5,265,262
                                                 -------------           -------------
Operating expenses:
   Selling, general and administrative               4,262,325               6,849,367
   Research and development                          1,536,270               1,513,912
                                                 -------------           -------------
         Total operating expenses                    5,798,595               8,363,279
                                                 -------------           -------------
         Operating loss                             (1,748,052)             (3,098,017)
                                                 -------------           -------------
Other income (expense):
   Investment income, net                               21,213                  18,068
   Interest and financing expenses                    (907,277)             (1,549,253)
   Loss on investment securities                       (50,000)                   --
   Miscellaneous income                                564,977                 784,646
                                                 -------------           -------------
         Other income (expense), net                  (371,087)               (746,539)
                                                 -------------           -------------
         Net loss                                   (2,119,139)             (3,844,556)
Less returns to preferred stockholders:
   Beneficial conversion features                    8,513,076               1,075,476
   Dividends paid and accrued                          326,848                 114,619
                                                 -------------           -------------
Net loss applicable to common stock              $ (10,959,063)          $  (5,034,651)
                                                 =============           =============

Net loss per share - basic                       $       (0.09)          $       (0.07)
                                                 =============           =============

Weighted average shares outstanding                120,702,974              72,799,689
                                                 =============           =============


     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  Nine Months Ended September 30, 2001 and 2000

                                         CONVERTIBLE PREFERRED
                                                 STOCK                  COMMON STOCK        ADDITIONAL
                                        ------------------------  -----------------------     PAID-IN     ACCUMULATED
DESCRIPTION                               SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL       DEFICIT        TOTAL
                                        ----------- ------------  ---------- ------------  ------------  -------------  ------------
Balance at December 31, 1999                55,924  $       559   63,854,946 $   638,549   $58,341,326   $(58,304,871)  $   675,563

Stock, options and warrants exercised           --           --    2,440,641      24,406        20,144             --        44,550
Shares issued in private placement          30,600          306           --          --     2,419,694             --     2,420,000
Conversion of preferred stock              (28,674)        (287)  14,449,765     144,498      (144,211)            --            --
Conversion of debt                              --           --    4,364,909      43,649     1,687,679             --     1,731,328
Stock, options and warrants issued for
   services                                     --           --    1,151,000      11,510       765,264             --       776,774
Comprehensive income:  Net loss                 --           --           --          --            --     (3,844,556)   (3,844,556)
                                        ----------- ------------  ---------- ------------  ------------  -------------  ------------
Balance at September 30, 2000               57,850  $       578   86,261,261 $   862,612   $63,089,896   $(62,149,427)  $ 1,803,659
                                        =========== ============  ========== ============  ============  =============  ============

Balance at December 31, 2000                52,260  $       522   98,002,026 $   980,020   $64,460,755   $(66,756,522)  $(1,315,225)

Shares issued in exchange for investment
 in RxBazaar.com                            47,200          472           --          --     4,719,528             --     4,720,000
Conversion and redemption of preferred
 stock                                     (63,981)        (640)  36,545,751     365,458      (469,818)            --      (105,000)
Shares issued in private placement          67,150          672           --          --     6,314,583             --     6,315,255
Conversion of debt                              --           --      650,000       6,500       108,500             --       115,000
Stock, options and warrants issued for
   services                                     --           --    2,830,000      28,300       996,936             --     1,025,236
Stock options and warrants exercised            --           --      655,200       6,552        (6,152)            --           400
Comprehensive income:  Net loss                 --           --           --          --            --     (2,119,139)   (2,119,139)
                                        ----------- ------------  ---------- ------------  ------------  -------------  ------------
Balance at September 30, 2001              102,629    $   1,026  138,682,977 $ 1,386,830   $76,124,332   $(68,875,661)  $ 8,636,527
                                        =========== ============  ========== ============  ============  =============  ============



     See accompanying notes to unaudited consolidated financial statements.

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                      ---------------------------------
                                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                                         2001                  2000
                                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $(2,119,139)          $(3,844,556)
Adjustments to reconcile net loss to net cash used for operating activities:
   Gain on settlement of warrant put liability                                            (26,472)                 --
   Loss on sale of investment securities                                                   50,000                  --
   Stock, stock options and warrants issued for services                                1,025,236               776,774
   Depreciation and amortization                                                          690,895             1,386,523
(Increase) decrease in operating assets:

   Accounts receivable                                                                 (4,178,138)             (484,520)
   Rebates receivable                                                                    (117,864)             (167,117)
   Inventory                                                                           (1,886,639)           (1,143,940)
   Prepaid expenses and other current assets                                             (223,017)             (101,579)
   Deposits and other assets                                                             (420,294)              (64,818)
Increase (decrease) in operating liabilities:

   Accounts payable and accrued expenses                                                1,948,292             1,286,642
                                                                                      -----------           -----------
   Net cash used for operating activities                                              (5,257,140)           (2,356,591)
                                                                                      -----------           -----------

Cash flows from investing activities:

   Purchase of property and equipment                                                    (960,681)             (335,957)
   Increase in notes receivable                                                              --                 (25,000)
   Proceeds from sale of subsidiaries                                                   4,800,000                  --
   Proceeds from sale of investment securities                                            950,000                  --
                                                                                      -----------           -----------
   Net cash provided by (used for) investing activities                                 4,789,319              (360,957)
                                                                                      -----------           -----------

Cash flows from financing activities:

   Net proceeds from stock warrants and options                                               400                44,550
   Net proceeds from equipment and other loans                                          1,645,000               190,000
   Net proceeds from private stock placements                                           5,540,255             2,420,000
   Redemption of preferred stock                                                         (105,000)                 --
   Payment of debt obligations                                                           (814,032)             (527,110)
   Net change in line of credit                                                        (5,959,405)              376,904
   Increase in bank overdraft                                                                --                 284,995
                                                                                      -----------           -----------
   Net cash provided by financing activities                                              307,218             2,789,339
                                                                                      -----------           -----------

Net change in cash and cash equivalents                                                  (160,603)               71,791
Cash and cash equivalents at beginning of period                                          373,832               310,549
                                                                                      -----------           -----------
Cash and cash equivalents at end of period                                            $   213,229           $   382,340
                                                                                      ===========           ===========
Supplemental cash flow information:
   Interest paid                                                                      $   666,352           $ 1,068,021
   Conversion of debt and accrued interest into common stock                              115,000             1,731,328
   Conversion of debt into preferred stock                                                775,000                  --
   Preferred stock issued for investment securities                                     4,720,000                  --
   Conversion of put liability to notes payable                                           750,000                  --

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

         On February 23, 2001, we completed the sale of our subsidiary, Superior Pharmaceutical Company to RxBazaar.com, Inc. We received $4,000,000 in cash and settled the intercompany accounts between Able and Superior. The results of operations for the nine months ended September 30, 2001, include the operations of Superior up to the date of sale. In December 2000, we completed the sale of substantially all the assets of our GDI subsidiary to Louisiana Wholesale Distributors ("LWD"). We agreed to sell accounts receivable, inventory and fixed assets for cash consideration of $1,510,774. We retained approximately $442,000 of GDI's accounts payable and changed GDI's name to Monroe Subsidiary, Inc. Monroe Subsidiary, Inc. ceased conducting operations after the sale.

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

USE OF ESTIMATES

         In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of receivables and the valuation of equity instruments issued by the company. Actual results could differ from those estimates.

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

2.       DISPOSITION OF SUBSIDIARIES

         On December 29, 2000, we sold substantially all the assets of GDI to Louisiana Wholesale Distributors an unrelated party. At December 31, 2000 the consolidated financial statements include $442,000 of accounts payable owed to creditors of GDI that were not assumed by the buyer. In August 2001, the Company settled these obligations with the creditors of GDI and recorded $300,000 of forgiveness of debt.

         Selected historical operating information for GDI is as follows:


                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
Sales, net                                            $ 1,145,016          $ 3,616,779
Cost of sales                                             923,257            2,956,437
                                                      -----------          -----------
Gross profit                                              221,759              660,342
Selling, general and administrative expenses              215,789              778,244
                                                      -----------          -----------
     Operating income (loss)                                5,970             (117,902)
Miscellaneous income                                        2,055                5,126
                                                      -----------          -----------
Net income (loss)                                     $     8,025          $  (112,776)
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

         Selected historical operating information for Superior is as follows:

                                                                             NINE MONTHS ENDED
                                             THREE MONTHS                      SEPTEMBER 30,
                                                ENDED               -----------------------------------
                                          SEPTEMBER 30, 2000           2001(1)                 2000
                                             ------------           ------------           ------------
Sales, net                                   $  7,140,998           $  3,067,567           $ 20,251,080
Cost of sales                                   6,024,754              2,812,726             16,610,305
                                             ------------           ------------           ------------
Gross profit                                    1,116,244                254,841              3,640,775
Selling, general and administrative
 expenses                                         955,816                581,292              3,000,495
                                             ------------           ------------           ------------
     Operating income (loss)                      160,428               (326,451)               640,280
Miscellaneous income                                  600                    120                  1,180
Interest expense                                     (855)                  --                   (1,138)
                                             ------------           ------------           ------------
Net income (loss)                            $    160,173           $   (326,331)          $    640,322
                                             ============           ============           ============

------------------------
(1) Includes operations through February 23, 2001, the date on which the Company completed the sale of Superior to RxBazaar.

3.       INVENTORY

                       SEPTEMBER 30, 2001   DECEMBER 31, 2000
                          ----------          ----------
Raw materials             $2,321,919          $  998,327
Work-in-progress             141,988              51,605
Finished goods               521,651           4,839,303
                          ----------          ----------
                          $2,985,558          $5,889,235
                          ==========          ==========

4.       PROPERTY AND EQUIPMENT

                                                     SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                        -----------           -----------
Machinery and equipment                                 $ 3,579,861           $ 2,877,595
Furniture, fixtures and computers                           440,909             1,206,933
Leasehold improvements                                    1,490,327             1,394,707
                                                        -----------           -----------
                                                          5,511,097             5,479,235
Less accumulated depreciation and amortization           (1,427,564)           (1,777,734)
                                                        -----------           -----------
                                                        $ 4,083,533           $ 3,701,501
                                                        ===========           ===========

5.       DEBT

                                          SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                              -----------          -----------
Bridge loans                                  $   210,000          $   236,000
Machinery and equipment financing                 150,000              150,000
NJEDA bonds                                     1,860,758            1,907,273
Working capital loan - Fleet Capital                 --              5,959,405
Senior subordinated debt                             --              2,248,875
Equipment loan                                    693,000                 --
Notes payable put liability                       385,483                 --
                                              -----------          -----------
         Total                                  3,299,241           10,501,553
Less current portion                            2,760,241            8,252,678
                                              -----------          -----------
Long-term debt                                $   539,000          $ 2,248,875
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

         In July 2001, the company issued $775,000 in 8% convertible subordinated secured notes to several investors as part of a bridge financing. The notes will convert automatically into equity securities of the company upon the closing of a subsequent equity financing, if one occurs, or instead will be payable on July 31, 2002. Dhananjay G. Wadekar, a director and Able's president, and C. Robert Cusick, Chairman of the Board of Directors, each advanced $250,000 to the company in this transaction. In August 2001, the notes were converted into Series Q Preferred Stock.

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

         The Series O Preferred Stock carries an 8% dividend and is convertible to common stock at the lesser of $0.35 per share or 75% of the average of the three lowest per share prices in the ten consecutive trading days prior to conversion during the first 149 days and 70% on or after 150 days. The Company registered the common stock issuable on conversion in September 2001. The resultant beneficial conversion discount from this transaction will be in the range of $1,573,333 to $2,022,857, depending on the date of conversion to the Company's common stock.

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

         In August 2001, the Company sold 61,150 shares of its Series Q Preferred Stock at $100 per share for an aggregate consideration of $6,115,000 in cash and conversion of outstanding debt. Net proceeds were $5,718,255 after placement costs of $396,745. The Company also issued a five year warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.25 per share to the placement agent. The Company valued these warrants at $34,000. The Series Q Preferred Stock carries an 8% dividend and is convertible to common stock as a group into the number of shares equal to the product of (a) the quotient obtained by dividing (i) the number of outstanding shares of Common Stock (assuming conversion of all outstanding floating rate convertible securities other than the Series Q Preferred) by (ii) 0.75, times (b) 0.25. As of August 16, 2001, it was estimated that each share of Series Q Preferred was convertible into approximately 847.91 shares of Common Stock. The conversion ratio for the Series Q Preferred is subject to fluctuation since the number of shares issuable assumes conversion of all outstanding shares of the Series L, N, O, and P convertible preferred stock and the number of shares issuable upon conversion of such securities is based on a percentage of the average closing price of the Common Stock for a specified period prior to the date of conversion. To the extent that the closing price of the Common Stock fluctuates, the conversion ratio of the Series Q Preferred will also fluctuate so long as any convertible securities with floating conversion prices remain outstanding. After all of the shares of Series L, N, O, and P preferred stock have been converted or redeemed, the conversion ratio of the Series Q Preferred will be fixed. The Company recorded a beneficial conversion feature discount of $6,115,000 in the consolidated statement of loss on the sale of the series Q Preferred Stock.

         The Company has agreed to register the shares of common stock issuable on conversion of the Series Q Preferred within 180 days. As long as at least 50% of the shares of Series Q Preferred originally issued remain outstanding, during any period in which one or more conditions described below shall exist, the holders of Series Q Preferred are entitled to elect a majority of the directors of the Company. The conditions include: (1) default on any material amount of indebtedness, (2) failure to convert the Series Q Preferred in accordance with its terms, and (3) failure of the Company to report positive operating profits for any two fiscal quarters during any fiscal year beginning January 1, 2002.

7.       COMMON STOCK

         On May 9, 2001, the stockholders approved an amendment to our certificate of incorporation to increase the number of shares of authorized common stock from 125,000,000 to 225,000,000 shares.

8.       RELATED PARTY TRANSACTIONS

         Subsequent to the sale of Superior Pharmaceutical, Able has continued to sell its products to Superior. Sales to Superior represented approximately 90% of net sales for the six months ended June 30, 2001. During the three and nine months ended September 30, 2001, sales to Superior represented approximately 41% and 67% of net sales, respectively.

9.       COMMITMENTS

         The Company entered into a three year operating lease for 21,980 square feet of additional office and warehouse space in South Plainfield, New Jersey commencing on October 1, 2001. The lease provides for rent of $9,158 per month during the initial year, $9,891 per month during the second year and $10,624 per month during the third year, plus real estate taxes and operating expenses. The lease includes an option to extend the term for three additional years.

10.      SUBSEQUENT EVENTS

         From October 1, 2001 through November 14, 2001, the Company issued 2,924,663 shares of common stock on conversion of 6,000 shares of Series O Preferred Stock and 1,400,000 shares of common stock on conversion of 3,500 shares of Series P Preferred Stock. As of November 14, 2001, the Company had outstanding discounted floating rate convertible preferred stock consisting of 50 shares of Series N Preferred (liquidation value $5,000) and 25,168 shares of Series O Preferred (liquidation value $2,516,843).

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

         o the terms of our outstanding floating rate convertible preferred stock may discourage outside investment and could impair our ability to secure additional financing;

         o we are obligated to issue a large number of shares of common stock at prices lower than market value;

         o we may not have a sufficient number of shares of authorized common stock to convert all of our outstanding convertible securities;

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

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues for the three-month period ended September 30, 2001 were $5,070,600 compared to $8,590,907 for the period ended September 30, 2000. There were no sales from our former subsidiaries Superior and GDI in the three months ended September 30, 2001 compared to sales in the prior period of $8,286,014. Revenues for Able alone for the three months ended September 30, 2000 were $304,893. The current period sales are generated from the marketing of our new products reflecting a $4,765,707 improvement in sales of our generic products. The proceeds from the sale of our Series Q Preferred stock in August 2001 were used to acquire additional raw materials and as a result sales for the month of September 2001 increased to $2,670,000. Subsequent to the sale of Superior Pharmaceutical, Able has continued to sell its products to Superior for further distribution. Sales to Superior were 41% of net sales for the three months ended September 30, 2001. We expect that sales to Superior will decrease as a percentage of sales in the next quarter as we continue to add additional customers who buy products directly from us.

         Cost of sales was $2,997,511, or 59% of product sales for the three-month period ended September 30, 2001, compared to $7,775,090, or 91% of product sales for the period ended September 30, 2000. The margins of our new products are much higher than the margins from our former distribution business.

         Research and development expenses for the three-month period ended September 30, 2001 were $527,024 compared to $446,323 for the three-month period ended September 30, 2000. All of these expenses relate to research which is currently being conducted to develop generic drugs. Able currently has several new products pending approval with the FDA and will be increasing its research and development activities for a broad range of products over the next several months.

         Selling, general and administrative expenses for the three-month period ended September 30, 2001 were $1,351,523 compared to $2,088,545 for the three-month period ended September 30, 2000. Expenses declined as a result of the sale of GDI and Superior.

         Interest and financing expenses of $141,447 for the three-month period ended September 30, 2001, compared to $577,120 for the three-month period ended September 30, 2000, relate primarily to our equipment loans and a note payable for the put liability. On February 23, 2001, we paid off the Fleet line of credit and our senior subordinated debt was eliminated as a result of the sale of Superior.

         We recorded net income of $479,599 for the three months ended September 30, 2001, compared to a net loss of $2,266,134 for the three months ended September 30, 2000. After beneficial conversion features and dividends to preferred stockholders, we recorded a net loss applicable to common stock of $6,242,713 or $0.05 per share, for the three months ended September 30, 2001, compared to a net loss applicable to common stock of $3,091,722 or $0.04 per share for the three months ended September 30, 2000. Unamortized beneficial conversion features at September 30, 2001 were $23,810. We have not fully realized the expected benefits from the restructuring of our company and its debt obligations. Four new products received approval in July 2001, three new products received approval in August 2001 and one new product received approval in September 2001. We should experience increased sales from these new products in future months.

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues for the nine-month period ended September 30, 2001 were $12,527,632 compared to $24,691,916 for the period ended September 30, 2000. In the year 2000, $23,867,859 related to sales of GDI and Superior compared to $3,067,567 of sales related to Superior included in the current period. The sales generated by Able in the nine months of the current year of $9,460,065 is a significant increase over the prior year sales. Subsequent to the sale of Superior Pharmaceutical, Able has continued to sell its products to Superior for further distribution. Sales to Superior represent approximately 67% of net sales for the nine months ended September 30, 2001. We expect that sales to Superior will decrease as a percentage of sales in the next quarter as we continue to add additional customers who buy products directly from us.

         Cost of sales was $8,477,089 or 68% of sales for the nine months ended September 30, 2001, compared to $19,426,654, or 79% of sales for the period ended September 30, 2000. The margins of our new products are much higher than the margins from our former distribution business.

         Research and development expenses were $1,536,270 for the nine months ended September 30, 2001 compared to $1,513,912 for the nine months ended September 30, 2000. In the first nine months of the current year, we received twelve FDA approvals and continued to spend significant funds on research and development.

         Selling, general and administrative expenses for the nine-month period ended September 30, 2001 were $4,262,325 compared to $6,849,367 for the nine-month period ended September 30, 2000, a decrease of $2,587,042. The expenses relating to Superior and GDI for the prior period were $3,778,739 compared to $581,292 in the current year, a decrease of $3,197,449. This decrease was partially offset by the cost of new personnel at our manufacturing facility.

         Interest and miscellaneous income was $586,190 for the nine months ended September 30, 2001, compared to $802,714 for the nine-month period ended September 30, 2000. Interest and financing expenses of $907,277 for the nine-month period ended September 30, 2001, compared to $1,549,253 for the nine-month period ended September 30, 2000. Interest and miscellaneous income in 2001 consisted primarily of forgiveness of debt and a $125,000 licensing fee. Interest and miscellaneous income in 2000 consisted primarily of forgiveness of debt and termination of a trade agreement. The interest expense was lower in 2001 by $641,976 as the Fleet line was paid off and our senior subordinated debt was eliminated as a result of the sale of Superior.

         The Company incurred a net loss of $2,119,139 for the nine months ended September 30, 2001 compared to a net loss of $3,844,556 in the prior year. After beneficial conversion features and dividends to preferred stockholders, we recorded a net loss applicable to common stock of $10,959,063 or $0.09 per share for the nine months ended September 30, 2001 compared to a net loss applicable to common stock of $5,034,651 or $0.07 per share in the prior year. Unamortized beneficial conversion features at September 30, 2001 were $23,810. We have received twelve new product approvals from the FDA during 2001 of which eight were received in the quarter ending September 30, 2001. We expect the performance of the Company to improve in the upcoming months.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had working capital of $1,772,762 compared to a working capital deficit of $4,289,639 at December 31, 2000. Cash was $213,229 as of September 30, 2001, compared to $373,832 at December 31, 2000. The $6,062,401 increase in our working capital is due to the August 2001 sale of Series Q Preferred Stock. With the proceeds of this financing, we acquired raw materials for production of our recently approved products and reduced our outstanding accounts payable and accrued expenses by approximately $1,480,000 during the quarter ended September 30, 2001. Accounts receivable increased by $3,584,000 to $4,114,000 at September 30, 2001 compared to $530,000 at June 30,
2001 and inventory increased by $334,000 to $2,986,000 at September 30, 2001 compared to $2,652,000 at June 30, 2001. The accounts receivable allowance at September 30, 2001 includes allowances for customer chargebacks, rebates, other pricing adjustments and doubtful accounts. Management expects accounts receivable and inventory will continue to increase over the near term as sales continue to increase. We expect our cash needs for the next 12 months to be approximately $2,000,000. We are attempting to generate the needed cash through additional financing activities. If we are not able to raise the needed financing, our ability to maintain our current level of operations could be adversely affected and we may be required to reduce certain expenditures, including research and development activity with respect to certain proposed products.

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

         In addition, in February 2001, we received $950,000 on the redemption of $1,000,000 of RxBazaar.com series A Preferred Stock. In May and June 2001, we received $350,000 from the sale of Series P Preferred stock and $250,000 from the sale of Series O Preferred stock. In August 2001, we received aggregate consideration of $6,115,000 from the sale of Series Q Preferred Stock. See Note 6 to the Financial Statements.

         To date we have met substantially all of our capital requirements through the sale of securities and loans convertible into common stock. The Company continues to pursue additional sources of capital in order to fund the growth of our generic drug business and product development efforts. If we are unable to obtain such additional financing, our ability to maintain our current level of operations would be adversely affected and we may be required to reduce certain expenditures, including research and development activity with respect to certain proposed products. We cannot give any assurance that we will raise the needed financing.

                        RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002. The adoption of SFAS 142 is not expected to have any material impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact the adoption of this statement will have on our financial position and results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 27, 2001, Novopharm USA, Inc. filed a complaint against Able Laboratories, Inc. in the Superior Court of New Jersey (Middlesex County). Novopharm's complaint alleges that we breached a joint commercialization agreement for the development, production, marketing, and sale of generic clorazepate dipotassium tablets. In its complaint, Novopharm seeks approximately $2,000,000 claimed to be due for payments made by Novopharm to improve our facilities and in respect of Novopharm's raw material purchase costs, and makes claims for compensation for assistance rendered by Novopharm to us and for our sales of clorazepate dipotassium tablets.

         As of November 13, 2001, Novopharm had not served us with its complaint. We notified Novopharm that we intend to contest any claims vigorously and also intend to assert various counterclaims against it. We are currently discussing the possibility of resolving our differences through means other than litigation.

         We also may be involved in certain other legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGE IN SECURITIES

         a.       Not applicable

         b.       Not applicable

         c. Sales of Unregistered Securities. In the three months ended September 30, 2001, we sold the following securities in reliance on one or more exemptions from registration under the Securities Act including the exemptions under Section 4(2) thereof and Rule 506 promulgated thereunder:

         In August 2001, the Company sold 61,150 shares of its Series Q Preferred Stock at $100 per share for an aggregate consideration of $6,115,000 in cash and conversion of outstanding debt. Net proceeds were $5,718,255 after placement costs of $396,745. The Series Q Preferred Stock carries an 8% dividend and is convertible to common stock as a group into the number of shares equal to the product of (a) the quotient obtained by dividing (i) the number of outstanding shares of Common Stock (assuming conversion of all outstanding floating rate convertible securities other than the Series Q Preferred) by (ii) 0.75, times (b) 0.25. As of August 16, 2001, it was estimated that each share of Series Q Preferred was convertible into approximately 847.91 shares of Common Stock. The conversion ratio for the Series Q Preferred is subject to fluctuation since the number of shares issuable assumes conversion of all outstanding shares of the Series L, N, O, and P convertible preferred stock and the number of shares issuable upon conversion of such securities is based on a percentage of the average closing price of the Common Stock for a specified period prior to the date of conversion. To the extent that the closing price of the Common Stock fluctuates, the conversion ratio of the Series Q Preferred will also fluctuate so long as any convertible securities with floating conversion prices remain outstanding. After all of the shares of Series L, N, O, and P preferred stock have been converted or redeemed, the conversion ratio of the Series Q Preferred will be fixed. The Company has agreed to register the shares of common stock issuable on conversion of the Series Q Preferred within 180 days. The Company issued a five year warrant to purchase 200,000 shares of common stock at an exercise price of $0.25 per share to the investment banking company in consideration of services related to the sale of Series Q Preferred Stock.

         During the third quarter we granted two employees stock options to purchase a total of 195,000 shares of common stock at an exercise price of $0.25 per share.

         During the quarter ending September 30, 2001, we issued 16,335,879 shares of common stock upon the exercise of options and warrants and conversion of convertible debt and equity securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         The following exhibits, required by Item 601 of Regulation S-K are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

Exhibit
No.               Item
----------------------

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

3.3 Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

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

3.11 Certificate of Designations, Preferences and Rights of Series P Preferred Stock (filed as Exhibit 3.11 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.12 Certificate of Designations, Preferences and Rights of Series Q Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 31, 2001, and incorporated herein by reference).

3.13        Amended and Restated By-laws dated as of May 26, 2000 (filed as
            Exhibit 3.3 to the Company's Report on Form 10-QSB for the quarter ended June 30, 2000 and incorporated herein by reference).

10.1 Stock Purchase Agreement for Series Q Convertible Preferred Stock (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 31, 2001, and incorporated herein by reference).

10.2 Registration Rights Agreement for Series Q Convertible Preferred Stock (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 31, 2001, and incorporated herein by reference).

10.3 Lease dated September 26, 2001, by and between Kennedy Montrose, L.L.C. and the Company for property located at 3601 Kennedy Road, South Plainfield, New Jersey 07080.

(b)      Reports on Form 8-K

         On August 31, 2001, the Company filed a Current Report on Form 8-K relating to the sale of the Series Q Convertible Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DYNAGEN, INC.


                                      By:   /s/ Dhananjay G. Wadekar
                                         ---------------------------------------
                                      Dhananjay G. Wadekar

                                      Duly Authorized Officer and Principal
                                      Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit
No.               Item
----------------------

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

3.3 Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

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

3.11 Certificate of Designations, Preferences and Rights of Series P Preferred Stock (filed as Exhibit 3.11 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

3.12 Certificate of Designations, Preferences and Rights of Series Q Convertible Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 31, 2001, and incorporated herein by reference).

3.13        Amended and Restated By-laws dated as of May 26, 2000 (filed as
            Exhibit 3.3 to the Company's Report on Form 10-QSB for the quarter ended June 30, 2000 and incorporated herein by reference).

10.1 Stock Purchase Agreement for Series Q Convertible Preferred Stock (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 31, 2001, and incorporated herein by reference).

10.2 Registration Rights Agreement for Series Q Convertible Preferred Stock (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 31, 2001, and incorporated herein by reference).

10.3 Lease dated September 26, 2001, by and between Kennedy Montrose, L.L.C. and the Company for property located at 3601 Kennedy Road, South Plainfield, New Jersey 07080.