Form 10-K405
period 2001-12-31
ABLE LABORATORIES INC
filed 2002-03-28
CIK 857171

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ======================================

                                    FORM 10-K

                     ======================================

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 2001

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to _________.


                         COMMISSION FILE NUMBER 1-11352


                             ABLE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          DELAWARE                                            04-3029787
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


     200 HIGHLAND AVENUE
          SUITE 301
         NEEDHAM, MA                                            02494
    ---------------------                                     ----------
    (Address of principal                                     (Zip Code)
     executive offices)


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

     Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registered common stock, $0.01 par value per share ("Common Stock") held by non-affiliates, based on the closing price of the Common Stock on March 18, 2002 as reported on the OTC Bulletin Board, was approximately $70,725,900.

     As of March 18, 2002, there were 171,184,665 outstanding shares of Common Stock.
================================================================================

                                TABLE OF CONTENTS

                                                                        Page No.
PART I.

Item 1.       Business ....................................................  3
Item 2.       Properties ..................................................  9
Item 3.       Legal Proceedings ........................................... 10
Item 4.       Submission of Matters to a Vote of Security Holders.......... 10


PART II

Item 5.       Market for Common Equity and Related Stockholder Matters .... 11
Item 6.       Selected Financial Data...................................... 11
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................... 12
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk... 19
Item 8.       Financial Statements and Supplementary Data.................. 19
Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures...................... 19


PART III

Item 10.      Directors and Executive Officers............................. 46
Item 11.      Executive Compensation....................................... 46
Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management................................................ 46
Item 13.      Certain Relationships and Related Transactions............... 46


PART IV

Item 14.      Exhibits and Reports on Form 8-K............................. 47


Signatures    ............................................................. 52
Exhibit Index


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12 and 13 of this Report.


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below under the heading "Certain Factors That May Affect Future Results."

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Able Laboratories, Inc., referred to in this Report as the "Company," "we" or "us," develops, makes and sells generic drugs to our customers. Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They must meet the same governmental standards as the brand-name drugs they replace, and they must meet all U.S. Food and Drug Administration, or FDA, guidelines before they can be made or sold. We can manufacture and market a generic drug only if the patent or other government-mandated market exclusivity period for the brand-name equivalent has expired. Generic drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents. We estimate that the U.S. generic or multi-source drug market approximates $13 billion in annual sales. We believe that this market has grown due to a number of factors, including:

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

OUR STRATEGY

     Our strategy is to focus on developing generic drugs that either have large established markets or are niche products with limited or no competition. For example, suppositories form a basis of our niche product strategy, because there are relatively few competitors in the market and a limited number of branded suppository products currently do not have any generic equivalents. We also intend to focus on products that have extended release dosage forms, which are difficult to develop and therefore could be less likely to face competition from other generic drug manufacturers. We believe that this approach will allow us to bundle our products and offer the customer a line of products that reduces their overall acquisition cost.

BACKGROUND

     From our inception in 1988 until 1996, we focused primarily on the business of developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our focus and, through acquiring three separate companies, became a generic drug manufacturing and distribution business. In 1996 we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998, respectively, we acquired Superior Pharmaceutical Company and Generic Distributors, Inc., our distribution operations.

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

     Our distribution businesses sold mostly our competitors' products and the combination of manufacturing and distribution business did not create the strategic advantages we were seeking. On the contrary, we found that we were divided both financially and managerially. As our financial performance failed to meet expectations, our senior lender restricted our borrowing ability and, as a result, we faced a working capital shortage. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company, selling only our own products to customers. Management concluded that the sale of Superior and GDI was in our best interest because:

o    the sale enabled us to eliminate all our senior debt;

o we also assigned our obligation to our subordinated lenders, subject to our continued guarantee;

o we are now able to focus management resources on higher margin manufacturing operations and achieve greater value for our shareholders.

     We completed the sale of GDI on December 29, 2000 and the sale of Superior on February 23, 2001. The sale of Superior to RxBazaar, Inc., a company founded by two directors of Able, involved complex financial transactions, including:

o    we received a cash payment of $4,000,000 from RxBazaar;

o RxBazaar became obligated to pay us approximately $1,000,000 in respect of existing intercompany advances and accounts payable owed by Superior to Able;

o RxBazaar assumed our existing subordinated debt in the amount of $2,248,875;

o we agreed to continue to guarantee the subordinated debt, which guarantee is secured by certain of our assets;

o we further agreed that the subordinated lenders would be entitled to convert the subordinated debt into shares of our common stock to satisfy our obligations under the guarantee;

o we issued warrants to the subordinated lenders to purchase 2,500,000 shares of common stock at a price of $0.01 per share, which warrants will become exercisable if the guaranteed debt is not repaid on or before June 17, 2002; and

o we agreed with certain equity investors in RxBazaar that they could, at their election, exchange their shares of RxBazaar Series A preferred stock for shares of our Series O Preferred Stock, which we would register for resale by the investors. The equity investors in RxBazaar later exchanged their shares of RxBazaar stock into shares of our Series O Preferred Stock.

     In 2001, after we completed the sale of the distribution subsidiaries, we merged Able Laboratories, Inc. into DynaGen, Inc. and changed our company name to "Able Laboratories, Inc."

     The sale of our two distribution subsidiaries involved complex financial transactions. The effects of these transactions on the Company and the future outcome of our current strategy is still unknown. In the section of this Report entitled "Certain Factors That May Affect Future Results," we have described several risk factors that we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues, which could also impact to some degree other businesses in our market sector. You should give very careful consideration to these factors when you evaluate Able Laboratories.

MULTISOURCE GENERIC DRUG BUSINESS

Product Line Information

     We manufacture and market prescription generic drugs. Our manufacturing facility produces tablets, capsules and suppositories. In November 2000, we received our first FDA approval to manufacture and sell diphenoxylate with atropine sulfate tablets. Since then, we have received 13 additional approvals to manufacture and sell generic drugs. Our current products are listed below:

                                                                               Equivalent
Product                                        Indication                      Brand Name Product(1)(2)
-------                                        ----------                      ------------------
Butalbital, Acetaminophen and
  Caffeine Tablets 50mg/325mg/40mg             Tension headaches               Fioricet(R)(2)
Butalbital, Acetaminophen and
  Caffeine Tablets 50mg/500mg/40mg             Tension headaches               Esgic Plus(R)(2)
Carisprodol Tablets, USP                       Muscle relaxant                 Soma(R)(2)
Clorazepate Dipotassium Tablets, USP           Anxiety disorder                Tranxene(R)(2)
Diphenoxylate and Atropine Sulfate
  Tablets, USP                                 Anti- diarrhea                  Lomotil(R)(2)
Hydrocortisone Acetate Suppository             Anti-inflammatory               Anusol(R)
                                               Hemorrhoids
Indomethacin Extended- Release
  Capsules, USP                                Rheumatoid arthritis            Indocin(R)SR(2)
Lithium Carbonate Capsules, USP                Manic-depressive illness        Eskalith(R)(2)
Methylphenidate HCl Tablets, USP               Attention disorder              Ritalin(R)(2)
Methylphenidate HCl
  Extended- Release Tablets, USP               Attention disorder              Metadate-SR(R)(2)
Nitrotab(TM) Nitroglycerin Sublingual
  Tablets, USP                                 Anti-angina                     Nitrostat(R)
Phenazopyridine HCl Tablets, USP               Urinary Tract Analgesic         Pyridium(R)
Phentermine HCl Capsules, USP  (beads)         Obesity                         Phentermine Hydrochloride
                                                                               Capsules (2)
Phentermine HCl Capsules, USP  (powder)        Obesity                         Phentermine Hydrochloride
                                                                               Capsules (2)
Phentermine HCl Tablets, USP                   Obesity                         Adipex-P(R)
Prochloroperazine Suppositories, USP           Nausea                          Compazine(R)(2)
Proproxyphene Napsylate and
  Acetaminophen Tablets, USP                   Pain relief                     Darvocet-N(R)(2)
Salsalate Tablets, USP                         Anti-inflammatory               Disalcid(R)
--------------------------------
(1) All brand names in the table above are trademarks or registered trademarks of their respective owners.
(2) Refers to the reference listed drug. A reference listed drug (21 CFR
    314.94(a)(3)) means the listed drug identified by FDA as the drug product upon which an applicant relies in seeking approval of its ANDA.

RESEARCH AND DEVELOPMENT

     We are working on developing generic products in the form of tablets, capsules, and suppositories. The research, development, clinical testing and the FDA review process leading to approvals takes approximately two years for each product. As discussed in the section titled "Government Regulation," some products require no review or limited laboratory testing, in which case the time required to complete the process can be less than two years. Typically, our research and development activities consist of:

o identifying brand name drugs for which patent protection has expired or will expire in the near future;

o conducting research (including patent and market research) and developing new product formulations based upon such drugs;

o developing and testing our formulation in laboratory and human clinical studies as necessary;

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

     We currently have thirteen (13) ANDAs pending approval at the FDA. Prior to FDA approval of an ANDA, we generally undergo an on-site inspection, known as a pre-approval inspection or PAI, by the district office of the FDA. To date, we have had four pre-approval inspections covering several products. Our product development program includes several active projects in various stages of completion. We intend to develop and file ANDA applications covering eight to ten additional products this year. We can, however, give no assurance that that we will receive approval from the FDA to market these products, and if we do, there is no assurance that we will be able to penetrate the market and achieve reasonable levels of sales or achieve profitability.

     For the fiscal year ended December 31, 2001, we expended $2,352,666 on research and development activities, compared to $2,392,166 for the fiscal year ended December 31, 2000 and $1,713,416 for the fiscal year ended December 31, 1999.

SALES AND MARKETING

     Our products are sold primarily through direct sales efforts to drug wholesalers, distributors and retail drug chains and other pharmaceutical companies. We market our generic drug products under our "Able Laboratories" label, as well as under private label arrangements. The majority of Able's sales are to customers who purchase under firm purchase order commitments. These purchase orders range from $25,000 to $400,000 and are filled within one to three months from the time we receive them. Sales to Superior Pharmaceutical Company were approximately 34% of our sales for 2001 and sales to Cardinal Distribution, L.P. were approximately 20% of our sales in 2001. The dollar amount of backlog orders as of March 8, 2002 was approximately $3,800,000. Because the level of our customers' purchases can fluctuate over the course of an operating period, backlog historically has not been a meaningful indication of revenues for a particular period or for future periods.

     We have four senior and experienced executives in our sales department, supported by three associates. In January 2001 we appointed Bi-Coastal Pharmaceutical Corporation as our representative. Bi-Coastal, located in New Jersey, has over 20 sales and support professionals representing several pharmaceutical companies. Under our agreement, Bi-Coastal is limited to sell our products only to generic drug distributors. We believe that this arrangement allows us to optimize our sales costs and achieve national exposure for our product line.


SUPPLIERS

     We manufacture our generic products at our facility in South Plainfield, New Jersey. The principal components used in the manufacture of generic products are active and inactive pharmaceutical ingredients and certain packaging materials. The FDA must approve our sources for almost all of the materials, and in many instances only one source may have been approved. We purchase active raw material ingredients primarily from United States distributors of bulk pharmaceutical materials manufactured by the U.S. or foreign companies. If raw materials from a specified supplier were to become unavailable, we would have to file a supplement to the applicable regulatory approval, and revalidate the manufacturing process using any new supplier's materials. Delays in revalidating the manufacturing process or in obtaining new materials could result in the loss of revenues and could have a material adverse effect on our business, financial condition and results of operations.

MANUFACTURING FACILITY

     Our facility consists of 46,000 square feet of manufacturing, warehousing, laboratory and office space, and an additional 22,000 square feet of warehousing and office space. Over the past two years we invested approximately $2,000,000 to upgrade our facility, including installing new flooring, building additional tablet compression rooms, separating manufacturing areas for phenezopyridine production and, most importantly, adding nine new air handling units. We also built a self-contained research and development facility with its separate support laboratory. In our production areas we built storage vaults required for handling controlled substances. We also invested over $3,500,000 installing new manufacturing and laboratory equipment. We believe our manufacturing facility and our laboratories are adequate to handle our production needs for the next 12 months.

COMPETITION

     We compete primarily with other generic manufacturers and distributors. Many of our competitors have substantially greater financial resources than we have, as well as other resources such as expertise in formulations of technologically advanced delivery systems and marketing, that are needed to commercialize a pharmaceutical product.

     In the generic drug market, we compete with:

     o    off-patent drug manufacturers;

     o brand-name pharmaceutical companies that also manufacture off-patent drugs;

     o    the original manufacturers of brand-name drugs; and

     o manufacturers of new drugs that may be used for the same indications as our products.

     Revenues and gross profit derived from generic drugs tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand-name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high revenues and gross profit. As other generic manufacturers receive regulatory approvals on competing products, prices and revenues typically decline. Accordingly, the level of revenues and gross profit we can achieve from developing and manufacturing generic products depends, in part, on our ability to develop and introduce new generic products, the timing of regulatory approval of our products, and the number and timing of regulatory approvals of competing products.

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

GOVERNMENT REGULATION

     Our products are highly regulated, principally by the FDA, the U.S. Drug Enforcement Agency, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacture, labeling, storage, recordkeeping, approval, advertising and promotion of our products. Noncompliance with applicable requirements can result in judicially and administratively imposed sanctions, including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can also involve product recalls and the refusal by the government to approve new drug applications, known as NDAs, or abbreviated new drug applications, known as ANDAs. In order to conduct clinical tests and produce and market products for human diagnostic and therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, standards require that products be approved by the FDA as safe and effective for their intended use prior to being marketed for human applications.

     To obtain an NDA, or FDA approval for a new drug or generic equivalent, a prospective manufacturer must, among other things, comply with the FDA's current Good Manufacturing Practices, or cGMP, regulations. The FDA may inspect the manufacturer's facilities to assure such compliance prior to approval or at any other reasonable time. We must follow cGMP regulations at all times during the manufacture and other processing of drugs. To comply with the requirements set forth in these regulations, we must continue to expend significant time and resources in the areas of development, production, quality control and quality assurance.

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

     The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, imposes three types of user fees on manufacturers of NDA-approved prescription drugs. Applicants submitting only ANDAs and most other off-patent drug manufacturers, including Able Laboratories, are not currently subject to any of the three user fees. If we submit NDAs for non-ANDA products, we may be subject to user fees.

     Penalties for wrongdoing in connection with the development or submission of an ANDA were established by the Generic Drug Enforcement Act of 1992, authorizing the FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA. The FDA may also temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct, and under certain circumstances also has authority to withdraw approval of an ANDA and to seek civil penalties. We do not expect the law to have a material impact on the review or approval of our ANDAs.

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

     We currently manufacture several products which are regulated as "old drugs" and subject to the requirements of the Over-the-Counter Drug Review regulations promulgated by the FDA. This class of drugs requires no prior approval from FDA before marketing, but such products must comply with applicable FDA monographs which specify, among other things, required ingredients, dosage levels, label contents and permitted uses. These monographs may be changed from time to time, in which case we might be required to change the formulation, packaging or labeling of any affected product. Changes to monographs normally have a delayed effective date, so while we may have to incur costs to comply with any such changes, disruption of distribution is not likely.

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

     We can give no assurance that we will obtain the requisite approvals from the FDA for any of our proposed products or processes, that the process to obtain such approvals will not be excessively expensive or lengthy, or that we will have sufficient funds to pursue such approvals. Our failure to receive the requisite approvals for our products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent us from commercializing our products as anticipated and would have a materially adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results."

PRODUCT LIABILITY INSURANCE COVERAGE

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

EMPLOYEES

     As of March 18, 2002, we had 180 full-time employees, of whom 18 were employed in selling, general and administrative activities and 162 were employed in research and development and manufacturing. None of our employees are represented by a union. We believe our relationship with our employees is good.


ITEM 2. PROPERTIES

     We maintain our principal executive offices at 200 Highland Avenue, Suite 301, Needham, Massachusetts 02494. The premises consist of approximately 2,580 square feet of space and we have an option to extend the lease annually.

     We have a 46,000 square foot leased manufacturing facility and a 22,000 square foot leased office and warehouse facility, both in South Plainfield, New Jersey. The premises are leased from unaffiliated parties for terms expiring on March 31, 2015 and September 30, 2004, respectively.

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

     Novopharm served its complaint on Able on January 15, 2002, and we answered on February 19, 2002, denying liability. We also made counterclaims against Novopharm, asserting that it failed to pay us $900,000 for clorazepate sales, and failed to undertake promised sales efforts. Further, we asserted that Novopharm's only recovery for advances and raw material costs was through sales under the joint commercialization agreement, and that Novopharm had breached a separate product agreement, failing to pay us $269,000. In court, we intend to contest Novopharm's claims vigorously, but we are also discussing the possibility of resolving our differences through means other than litigation.

     We are also involved in certain other legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings, including the Novopharm suit, cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the last fiscal quarter of the year ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Price of Common Stock

     Our Common Stock is traded on the Boston Stock Exchange and is quoted on the OTC Bulletin Board under the symbol "ABRX." On February 28, 2002, based upon information from American Stock Transfer & Trust Company, our transfer agent, there were approximately 2,613 holders of record of Common Stock. We believe that there are a substantial number of additional beneficial owners that hold Common Stock in "street name" through brokerage firms. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices as reported on the OTC Bulletin Board for the Common Stock.


                                                            COMMON STOCK
                                                        ---------------------
                                                          HIGH         LOW
                                                        ---------   ---------
Fiscal 2000:
-----------
January 1 to March 31, 2000                              $ 1.32      $ 0.25
April 1 to June 30, 2000                                   0.90        0.33
July 1 to September 30, 2000                               0.46        0.25
October 1 to December 31, 2000                             0.32        0.16


Fiscal 2001:
-----------
January 1 to March 31, 2001                              $ 0.44      $ 0.17
April 1 to June 30, 2001                                   0.38        0.19
July 1 to September 30, 2001                               0.61        0.22
October 1 to December 31, 2001                             0.45        0.28
--------------


     We have never paid dividends to common stockholders since inception and do not plan to pay dividends to common stockholders in the foreseeable future. We intend to retain any earnings to finance our operations.

(b)  Sales of Unregistered Securities

     During the last fiscal quarter of the year ended December 31, 2001, we sold the following securities pursuant to one or more exemptions from registration under the Securities Act of 1933, as amended, including the exemption provided by Section 4(2) thereof and Rule 506 promulgated thereunder:

     o In December 2001, we issued 21,095,000 shares of common stock at $0.24 per share in exchange for gross proceeds of $5,062,800.

     o During the fiscal quarter ended December 31, 2001, we issued an aggregate of 9,751,669 shares of common stock upon exercise of options and warrants and conversion of convertible debt and convertible equity securities.

     We used all of the net cash proceeds raised by the sale of unregistered securities for working capital.


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

                                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------
                                                    2001        2000        1999        1998        1997
                                                 ----------  ----------  ----------  ----------  ----------
                                                           (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales, net...................................... $   19,594  $   31,456  $   29,140  $   24,980  $   14,010
Costs of sales..................................     12,533      25,711      24,378      21,283      13,256
                                                 ----------  ----------  ----------  ----------  ----------
       Gross profit.............................      7,061       5,745       4,762       3,697         754
Operating expenses..............................      8,262      12,358      11,026      14,227      10,832
                                                 ----------  ----------  ----------  ----------  ----------
       Operating income (loss)..................     (1,201)     (6,613)     (6,264)    (10,530)    (10,078)
Other income (expense), net.....................     (3,272)     (1,839)     (1,887)     (2,082)     (2,163)
                                                 ----------  ----------  ----------  ----------  ----------
       Net loss ................................     (4,473)     (8,452)     (8,151)    (12,612)    (12,241)
Less returns to preferred stockholders..........     (9,060)     (1,443)     (1,914)       (884)     (2,108)
                                                 ----------  ----------  ----------  ----------  ----------
       Net loss applicable to common stock...... $  (13,533) $   (9,895) $  (10,065) $  (13,496) $  (14,349)
                                                 ==========  ==========  ==========  ==========  ==========
Net loss per share - basic and diluted.......... $    (0.10) $    (0.13) $    (0.20) $    (0.67) $    (4.48)
                                                 ==========  ==========  ==========  ==========  ==========
Weighted average number of shares outstanding ..    129,441      78,485      51,221      20,059       3,204
                                                 ==========  ==========  ==========  ==========  ==========


                                                                       AT DECEMBER 31,
                                                 ----------------------------------------------------------
                                                    2001        2000        1999        1998        1997
                                                 ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Current assets.................................. $   11,304  $   11,239  $   13,785  $   11,168  $   13,933
Total assets....................................     17,638      16,914      21,230      21,445      29,348
Current liabilities.............................      5,155      15,529      14,912      21,672      25,644
Long-term debt..................................      2,291       2,700       5,642       2,369       1,079
Deferred gain on sale of subsidiary.............      1,297          --          --          --          --
Stockholders' equity (deficit)..................      8,895      (1,315)        676      (2,596)      2,625
Working capital (deficit).......................      6,149      (4,290)     (1,127)    (10,504)    (11,711)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We develop, make and sell generic drugs. From our inception in 1988 until 1996, we focused primarily on developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our focus and through acquiring three separate companies became a generic drug manufacturing and distribution business. In 1996 we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998, respectively, we acquired Superior Pharmaceutical Company and Generic Distributors, Incorporated, our distribution operations.

     Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Our distribution businesses sold mostly our competitors' products and the combination of manufacturing and distribution business did not create the strategic advantages we were seeking. On the contrary, we found that we were divided both financially and managerially. As our financial performance failed to meet expectations, our senior lender restricted our borrowing ability and as a result we faced a working capital shortage. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company selling only our own products to customers. In November 2000, we sought and obtained the approval of our shareholders to sell the Superior distribution business and we completed the sale on February 23, 2001. We sold the assets of our Generic Distributors, Incorporated subsidiary in a separate transaction on December 29, 2000. On May 18, 2001, we merged our subsidiary, Able Laboratories, Inc., into our parent company, DynaGen, Inc. and changed DynaGen's name to Able Laboratories, Inc.

     The sale of the two distribution subsidiaries involved complex financial transactions. The future outcome of our current strategy is still unknown. In the section of this Report entitled "Certain Factors That May Affect Future Results," we have described several risk factors which we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact to some degree other businesses in our market sector. You should give very careful consideration to these risks and pay special attention to the recent developments when you evaluate the Company.

     We have financed our operating losses primarily through the proceeds from public and private stock offerings and debt offerings. We have incurred losses since inception and may incur additional losses in the future.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Those estimates and judgments are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies include:

     INVENTORIES. Inventories are stated at the lower of average cost or market, with cost being determined on the first-in, first-out method. We establish reserves for slow-moving and obsolete inventories based on our historical experience and management's assessment of current product demand. We evaluate the adequacy of these reserves quarterly.

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. We obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. We recognize revenue upon shipment. Revenues from sales of our products may be subject to agreements with customers allowing chargebacks, rebates, rights of return and other allowances. We establish allowances at the same time as we recognize revenue, based on the underlying agreements. We also provide allowances for estimated uncollectible accounts based on historical experience and current developments with our customers.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     SALES: Sales for the year ended December 31, 2001 were $19,594,231 compared to $31,456,479 for the year ended December 31, 2000. In the year 2000, sales of $30,163,418 were from GDI and Superior compared to sales of $3,067,567 from Superior included in the current year. The sales generated by Able in the current year of $16,526,664 is a significant increase over the prior year sales. Following the sale of Superior, our sales for the second quarter of 2001 were $3,530,737. Sales increased by 44% from the second quarter to $5,070,600 in the third quarter of 2001 and increased by 39% to $7,066,599 in the fourth quarter of 2001. Subsequent to the sale of

Superior Pharmaceutical, Able has continued to sell its products to Superior for further distribution. Sales to Superior represent approximately 34% of net sales for the year ended December 31, 2001. We expect that sales to Superior will decrease as a percentage of sales in 2002 as we continue to add additional customers who buy products directly from us.

     COST OF SALES: Cost of sales was $12,533,440 or 64% of sales for the year ended December 31, 2001, compared to $25,711,147, or 82% of sales for the year ended December 31, 2000. Cost of sales for the third and fourth quarters of 2001 were 59% and 57%, respectively. As sales continue to increase we expect cost of sales to decline as a percentage of net sales. The margins of our new products are much higher than the margins from our former distribution business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the year ended December 31, 2001 were $5,909,245 compared to $9,966,250 for the year ended December 31, 2000, a decrease of $4,057,005. The expenses relating to Superior and GDI for the prior year were $5,473,234 compared to $581,292 in the current year, a decrease of $4,891,942. This decrease was partially offset by the cost of new personnel at our manufacturing facility.

     RESEARCH AND DEVELOPMENT: Research and development expenses were $2,352,666 for the year ended December 31, 2001 compared to $2,392,166 for the year ended December 31, 2000. In the current year, we received twelve FDA approvals and continued to spend significant funds on research and development.

     OTHER INCOME (EXPENSE): We recorded a $2,730,000 loss on our investment securities in RxBazaar in 2001. We received these securities as a result of the exchange agreement we entered into in connection with the sale of Superior. We recorded a loss of $50,000 on the sale of $1,000,000 of preferred stock in RxBazaar in the first quarter of 2001 and wrote down the balance of our investment by $2,680,000 at December 31, 2001 based on our impairment analysis. In addition, we have deferred the gain of $1,296,597 on the sale due to our ownership interest and our guarantee of the $2,250,000 senior subordinated debt of RxBazaar. RxBazaar assumed this debt in connection with our sale of Superior. Interest and financing expenses of $1,077,100 for the year ended December 31, 2001, compared to $2,157,423 for the year ended December 31, 2000. The interest expense was lower in 2001 by $1,080,323 as our senior secured debt was paid off and our senior subordinated debt was eliminated as a result of the sale of Superior. We expect that interest and financing expense will continue to decrease in 2002 unless we need to borrow to finance the growth of our business. Miscellaneous income was $535,313 for the year ended December 31, 2001, compared to $632,463 for the year ended December 31, 2000. Miscellaneous income in 2001 consisted primarily of forgiveness of debt and a $125,000 licensing fee. Miscellaneous income in 2000 consisted primarily of forgiveness of debt and termination of a trade agreement.

     NET LOSS: The Company incurred a net loss of $4,472,907 for the year ended December 31, 2001, compared to a net loss of $8,451,651 in the prior year. After beneficial conversion features and dividends to preferred stockholders, we recorded a net loss applicable to common stock of $13,532,931 or $0.10 per share for the year ended December 31, 2001, compared to a net loss applicable to common stock of $9,895,444 or $0.13 per share in the prior year. We have received twelve new product approvals from the FDA during 2001 of which eight were received in the quarter ending September 30, 2001. We reported operating income of $194,542 and $546,932, respectively, in the third and fourth quarters of 2001 compared to operating losses of $1,942,594 in the first six months of 2001. We expect the operating performance of the Company to continue to improve in the upcoming year.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     SALES: Sales for the year ended December 31, 2000 were $31,456,479, compared to $29,139,553 for the year ended December 31, 1999. This increase of $2,316,926 or 8.0% is primarily the result of improved new product sales at Able Laboratories. Sales for the fourth quarter of 2000 declined to $6,764,563 from $8,164,896 in 1999 as a result of our inability to purchase inventory at Superior due to restrictions imposed on us by our senior lender.

     COST OF SALES: Cost of sales was $25,711,147 or 82% of sales for the year ended December 31, 2000 compared to $24,377,890 or 84% for the year ended December 31, 1999. The high percentage cost in 2000 and

1999 was due to low production and sales levels at Able, which did not support the fixed manufacturing costs of the Able facility. Cost of sales for Superior and GDI for 2000 and 1999 were 81% and 77%, respectively, of product sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the year ended December 31, 2000 were $9,966,250, compared to $8,912,374 for the year ended December 31, 1999. The increase in expenses was primarily attributable to increased salaries and benefits at Able and Superior totaling approximately $276,000 and an increase in bad debt expense of approximately $496,000.

     RESEARCH AND DEVELOPMENT: Research and development expenses for the year ended December 31, 2000 were $2,392,166 or 7.6% of sales, compared to $1,713,416 or 5.9% of sales for the year ended December 31, 2000. All of these expenses relate to research and biostudies conducted by Able Laboratories. The increase was primarily due to the increased number of biostudies we initiated during 2000.

     OTHER INCOME (EXPENSE): Interest and financing expenses of $2,157,423 for the year ended December 31, 2000, compared to $2,425,730 for the year ended December 31, 1999, relate primarily to private placements of debt and bank loans. During 2000, we converted several debt obligations to equity which reduced our interest costs, however, the impact of a forbearance agreement we entered into with our senior lender offset most of this benefit.

     NET LOSS: We incurred a net loss of $8,451,651 in 2000, compared to a net loss of $8,151,318 in 1999. The increase in the net loss for the year ended December 31, 2000 was primarily due to the negative impact of our fourth quarter. In the fourth quarter of 2000, we incurred a net loss of $4,607,095 compared to a net loss of $2,988,177 in the prior year. Our fourth quarter results were significantly impacted by the forbearance agreement with our senior lender, which by reducing the amount we were able to borrow to finance our operations negatively impacted our sales volume and our gross profit margin and which also negatively affected our operating expenses. We also invested $878,254 in research and development expenses in the fourth quarter of this year compared to $515,383 in the corresponding quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had working capital of $6,148,610, compared to a working capital deficit of $4,289,639 at December 31, 2000. Cash was $1,155,266 as of December 31, 2001, compared to $373,832 at December 31, 2000.
The $10,438,249 increase in our working capital is due to the August 2001 sale of Series Q Preferred Stock and the December 2001 sale of common stock. With the proceeds of these financings, we acquired raw materials for production of our recently approved products. Accounts receivable was $4,646,203 and inventory was $4,718,909 at December 31, 2001. The accounts receivable allowance at December 31, 2001 includes allowances for customer chargebacks, rebates, other pricing adjustments and doubtful accounts. Management expects accounts receivable and inventory will continue to increase over the near term as sales continue to increase. We expect to fund our working capital needs from operations.

     On February 23, 2001, pursuant to an agreement between the Company, RxBazaar, Inc. and Superior Pharmaceutical Company, RxBazaar acquired Superior in a cash merger. As a result of the merger, we received a cash payment of $4,000,000 and RxBazaar assumed our existing 13.5% senior subordinated debt in the amount of $2,248,875. We remain liable for the subordinated debt as a guarantor. In addition, the holders of the subordinated debt may convert such debt, in whole or in part, into common stock of Able or RxBazaar, and we have agreed to register for resale any shares of our common stock issued upon such a conversion of the subordinated debt. We also issued contingent stock purchase warrants which allow the holders of the senior subordinated debt to purchase 2,500,000 shares of our common stock at $.01 per share if the senior subordinated debt is still outstanding on June 17, 2002. The purchase price and terms of the merger were determined in arms-length negotiations between the parties.

     On February 23, 2001, we used the proceeds of the sale to pay off our obligations under a working capital loan with our senior lender. In addition, we settled our warrant put liability obligation by paying $300,000 and issuing $750,000 of 13.5% notes payable maturing February 2002. The notes were paid in full in February 2002.

     In addition, in February 2001, we received $950,000 on the redemption of $1,000,000 of RxBazaar Series A Preferred Stock. In May and June 2001, we received $350,000 from the sale of Series P Preferred stock and $250,000 from the sale of Series O Preferred stock. In August 2001, we received aggregate consideration of $6,115,000 from the sale of Series Q Preferred Stock. In December 2001, we received $5,062,800 in a sale of our common stock.

     A summary of our outstanding contractual obligations at December 31, 2001 is as follows:

                                          Payments Due by Period
                           -----------------------------------------------------
Contractual Obligations    Total      2002    2003-2004   2005-2006   After 2006
-----------------------    -----      ----    ---------   ---------   ----------

                                            (in thousands)

Debt Obligations          $ 2,877   $   587    $   493     $   412      $ 1,385

Operating Leases            4,152       443        744         527        2,438
                          -------   -------    -------     -------      -------

            Total         $ 7,029    $1,030    $ 1,237     $   939      $ 3,823
                          =======   =======    =======     =======      =======

     At December 31, 2001, our off-balance-sheet risk consists of our guarantee of the $2,250,000 senior subordinated debt assumed by RxBazaar in connection with the sale of Superior. This debt matures on June 17, 2004. RxBazaar is current with its payments on this obligation but is in default of certain loan covenants. RxBazaar is actively seeking additional equity financing and is pursuing options for new senior subordinated financing. If the debt remains outstanding on June 17, 2002, we will be obligated to issue warrants to purchase 2,500,000 shares of our common stock at $.01 per share.

ENVIRONMENTAL LIABILITY

     We have no known material environmental violations or assessments.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002. The adoption of SFAS 142 is not expected to have any material impact on the Company's financial statements.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     IF WE CONTINUE TO INCUR LOSSES, THEN THE VALUE OF OUR COMMON STOCK WILL LIKELY DECLINE.

     We have incurred operating losses in every year since our inception. We had an accumulated deficit of $71,229,429 as of December 31, 2001. We incurred a net loss of $4,472,907 in the year ended December 31, 2001. If we continue to incur operating losses, then the value of our common stock will likely decline and investors could lose their investment.

     Our losses have resulted principally from expenses we incurred in research and development activities, and from general and administrative costs associated with our development efforts. To continue development of our current and proposed products, we will need to expend substantial additional resources to conduct further product development and expand our manufacturing, sales, marketing, regulatory and administrative capabilities. Therefore, we may incur operating losses in the future as we expand our product programs.

     WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

     We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. Revenue from Able's operations for the year ended December 31, 2001 increased to $16,526,664. The number of our employees at our South Plainfield, New Jersey facility increased from 95 in March 2001 to 180 in March 2002. We anticipate that our revenues and business activities will continue to grow in 2002. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and our manufacturing processes and compliance programs, as well as the operational and administrative tasks associated with integrating new personnel and managing expanded operations. The challenges inherent in managing growth are significant. If we are unable to meet these challenges, we could experience a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition.

     WE DEPEND ON A NUMBER OF KEY PERSONNEL.

     Our future success depends to a significant degree on the skill, experience and efforts of our chief executive officer and the other members of our senior management team. The loss of any member of our senior management team could have a material adverse effect on our business.


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

     WE ARE OBLIGATED TO ISSUE A LARGE NUMBER OF SHARES OF COMMON STOCK AT PRICES LOWER THAN MARKET VALUE.

     We are obligated to issue a large number of shares of common stock at prices lower than market value. Therefore, our common stock could lose value if a large number of shares are issued into the market. As of March 18, 2002, 171,184,665 shares of common stock were issued and outstanding. We have issued a large number of securities, such as options, warrants and convertible preferred stock, that are convertible by their holders into shares of common stock. As of March 18, 2002, we were obligated to issue up to approximately 53,844,307 additional shares of common stock upon the conversion or exercise of convertible securities and options. We have also reserved 41,654,218 shares of common stock for issuance pursuant to options and warrants granted to our employees, officers, directors and consultants. Because our certificate of incorporation authorizes a maximum of 225,000,000 shares of common stock, if all of the holders of these convertible securities exercised their rights to acquire common stock, we would not be able to honor all of our obligations. We intend to seek the approval of our stockholders for an increase in our authorized shares or a reverse stock split of our common stock, but we cannot give any assurance that we will obtain such approval. If we are unable to meet our obligations to issue additional shares of common stock, we would face material adverse consequences. The holders of these convertible securities likely would only exercise their rights to acquire common stock at times when the exercise price is lower than the price at which they could buy the common stock on the open market. Because we would likely receive less than current market price for any shares of common stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of common stock held by existing investors. Also, the exercise of a large number of convertible securities could limit our ability to obtain additional equity capital by selling common stock. In all likelihood, we would be able to sell shares of common stock elsewhere on more favorable terms at the time the holders of convertible securities chose to exercise their rights.

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

     WE DO NOT HAVE A SUFFICIENT NUMBER OF SHARES OF AUTHORIZED COMMON STOCK TO CONVERT ALL OF OUR OUTSTANDING CONVERTIBLE SECURITIES.

     Our certificate of incorporation authorizes a maximum of 225,000,000 shares of common stock. If all of the holders of our outstanding convertible securities, options and warrants exercised their rights to acquire common stock, we would not be able to honor all of our obligations. We intend to seek the approval of our stockholders for an increase in our authorized shares or a reverse stock split of our common stock, but we cannot give any assurance that we will obtain such approval. If we are unable to meet our obligations to issue additional shares of common stock, we would face material adverse consequences.

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

     Over the past twelve months, the market price of our common stock has fluctuated between approximately $.17 and approximately $.61, and was approximately $.42 on March 18, 2002. These broad market fluctuations could adversely affect the market price of our common stock, in that at the current price, any fluctuation in the dollar price per share could constitute a significant percentage decrease in the value of a stockholder's investment. Also, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit and we would have to divert management time and attention away from operations. A lawsuit based on the volatility of the stock price in whole or in part could seriously harm our business and your investment.

     WE MAY FACE PRODUCT LIABILITY FOR WHICH WE ARE NOT ADEQUATELY INSURED.

     The testing, marketing and sale of drug products for human use is inherently risky. Liability might result from claims made directly by consumers or by pharmaceutical companies or others selling our products. We presently carry product liability insurance in amounts that we believe to be adequate, but we can give no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We can give no assurance that we will be able to obtain or maintain adequate insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect us against such potential liability or at a reasonable cost. The obligation to pay any product liability claim or a recall of a product could have a material adverse affect on our business, financial condition and future prospects.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not use any derivative financial instruments. Our exposure to market risk for a change in interest rates relates primarily to our debt instruments. Our debt instruments at December 31, 2001, are subject to fixed interest rates and principal payments. Management does not believe that any risk inherent in these instruments is likely to have a material effect on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Able Laboratories' Consolidated Financial Statements and Related Independent Auditors' Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

  Independent Auditors' Report................................................20

  Financial Statements:

     Consolidated Balance Sheets - December 31, 2001 and 2000.................21

     Consolidated Statements of Loss-
     Years Ended December 31, 2001, 2000 and 1999.............................22

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)-
     Years Ended December 31, 2001, 2000 and 1999.............................23

     Consolidated Statements of Cash Flows-
     Years Ended December 31, 2001, 2000 and 1999.............................24

     Notes to Consolidated Financial Statements...............................25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Able Laboratories, Inc.
Needham, Massachusetts


     We have audited the accompanying consolidated balance sheets of Able Laboratories, Inc. (formerly known as DynaGen, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Able Laboratories, Inc. and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
February 28, 2002

                             ABLE LABORATORIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                         $  1,155,266   $    373,832
  Due on sale of subsidiary                                   --        800,000
  Accounts receivable, net of allowances
    of $8,116,822 and $485,068                         4,646,203      3,508,794
  Inventory                                            4,718,909      5,889,235
  Notes receivable                                       105,000         55,000
  Prepaid expenses and other current assets             678,482         612,159
                                                    ------------   ------------
        Total current assets                          11,303,860     11,239,020
                                                    ------------   ------------
Property and equipment, net                            4,495,511      3,701,501
                                                    ------------   ------------
Other assets:
  Investment in RxBazaar  securities                   1,040,000             --
  Customer lists, net of accumulated amortization             --      1,153,958
  Debt financing costs, net of accumulated
    amortization                                         182,606        402,784
  Cash deposits with bond trustee                        505,095        310,016
  Deposits and other assets                              110,617        106,343
                                                    ------------   ------------
        Total other assets                             1,838,318      1,973,101
                                                    ------------   ------------
                                                    $ 17,637,689   $ 16,913,622
                                                    ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable and current portion of
    long-term debt                                  $    586,807   $  8,252,678
  Accounts payable and accrued expenses                4,568,443      6,183,233
  Warrant put liability                                       --      1,076,472
  Settlement obligation, current portion                      --         16,276
                                                    ------------   ------------
        Total current liabilities                      5,155,250     15,528,659
Long-term debt, less current portion                   2,290,500      2,248,875
Deferred gain on sale of subsidiary                    1,296,597             --
Settlement obligation, less current portion                   --        451,313
                                                    ------------   ------------
        Total liabilities                              8,742,347     18,228,847
                                                    ------------   ------------
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, 67,910 and 52,260 shares
    of Series B through Q outstanding
    (liquidation value $6,791,000 and $5,215,880)            679            522

  Common stock, $.01 par value, 225,000,000 shares
    authorized, 169,529,646 and 98,002,026
    shares issued and outstanding                      1,695,297        980,020
      Additional paid-in capital                      78,428,795     64,460,755
      Accumulated deficit                            (71,229,429)   (66,756,522)
                                                    ------------   ------------
        Total stockholders' equity (deficit)           8,895,342     (1,315,225)
                                                    ------------   ------------
                                                    $ 17,637,689   $ 16,913,622
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                             ABLE LABORATORIES, INC.

                         CONSOLIDATED STATEMENTS OF LOSS

                                                             Years Ended December 31,
                                                    ------------------------------------------
                                                        2001           2000           1999
                                                    ------------   ------------   ------------
Sales, net                                          $ 19,594,231   $ 31,456,479   $ 29,139,553
Cost of sales                                         12,533,440     25,711,147     24,377,890
                                                    ------------   ------------   ------------
      Gross profit                                     7,060,791      5,745,332      4,761,663
                                                    ------------   ------------   ------------
Operating expenses:
      Selling, general and administrative              5,909,245      9,966,250      8,912,374
      Research and development                         2,352,666      2,392,166      1,713,416
      Loss on impairment of customer lists                    --             --        400,000
                                                    ------------   ------------   ------------
            Total operating expenses                   8,261,911     12,358,416     11,025,790
                                                    ------------   ------------   ------------
            Operating loss                            (1,201,120)    (6,613,084)    (6,264,127)
                                                    ------------   ------------   ------------
Other income (expense):
      Loss on investment in RxBazaar securities       (2,730,000)            --             --
      Loss on sale of subsidiary                              --       (313,607)            --
      Interest and financing expense                  (1,077,100)    (2,157,423)    (2,425,730)
      Miscellaneous income, net                          535,313        632,463        538,539
                                                    ------------   ------------   ------------
         Other income (expense), net                  (3,271,787)    (1,838,567)    (1,887,191)
                                                    ------------   ------------   ------------
         Net loss                                     (4,472,907)    (8,451,651)    (8,151,318)
                                                    ------------   ------------   ------------
Less returns to preferred stockholders:
      Beneficial conversion feature                    8,536,886      1,292,142      1,745,377
      Dividends paid and accrued                         523,138        151,651        168,403
                                                    ------------   ------------   ------------
Net loss applicable to common stock                 $(13,532,931)  $ (9,895,444)  $(10,065,098)
                                                    ============   ============   ============

      Net loss per share-basic and diluted          $      (0.10)  $      (0.13)  $      (0.20)
                                                    ============   ============   ============

      Weighted average shares outstanding            129,440,562     78,484,857     51,221,275
                                                    ============   ============   ============

          See accompanying notes to consolidated financial statements.

                             ABLE LABORATORIES, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 2001, 2000 and 1999

                                                          Preferred Stock                 Common Stock             Paid In
                                                       Shares         Amount         Shares         Amount         Capital
                                                    ------------   ------------   ------------   ------------   ------------
Balance at December 31,1998                               52,152   $        521     37,612,612   $    376,126   $ 47,181,545
Stock options and warrants exercised                          --             --        363,172          3,632         (3,532)
Shares issued in private placements                       33,000            330             --             --      5,684,655
Conversion of preferred stock                            (39,228)          (392)    17,856,521        178,565       (178,173)
Conversion of debt and accrued interest                   10,000            100      3,407,641         34,076      1,766,709
Stock and warrants issued for Superior settlement             --             --      1,500,000         15,000      1,982,000
Stock, options and warrants issued for services               --             --      3,115,000         31,150      1,908,122
Comprehensive Income:  Net loss                               --             --             --             --             --
                                                    ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1999                              55,924            559     63,854,946        638,549     58,341,326
Stock options and warrants exercised                          --             --      2,541,616         25,416         27,159
Shares issued in private placements                       43,600            436             --             --      3,551,249
Conversion of preferred stock                            (47,264)          (473)    26,089,555        260,896       (260,423)
Conversion of debt and accrued interest                       --             --      4,364,909         43,649      1,687,680
Stock, options and warrants issued for services               --             --      1,151,000         11,510      1,113,764
Comprehensive Income:  Net loss                               --             --             --             --             --
                                                    ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2000                              52,260            522     98,002,026        980,020     64,460,755
Stock options and warrants exercised                          --             --        693,867          6,939         (6,539)
Shares issued in private placements                       67,150            672     21,095,000        210,950     10,770,885
Conversion and redemption of preferred stock             (98,700)          (987)    46,258,753        462,588     (2,655,020)
Conversion of debt and accrued interest                       --             --        650,000          6,500        108,500
Shares issued for investment securities                   47,200            472             --             --      4,719,528
Stock, options and warrants issued for services               --             --      2,830,000         28,300      1,214,136
Cash dividends accrued on preferred stock                     --             --             --             --       (183,450)
Comprehensive Income:  Net loss                               --             --             --             --             --
                                                    ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001                              67,910   $        679    169,529,646   $  1,695,297   $ 78,428,795
                                                    ============   ============   ============   ============   ============

                                                     Accumulated
                                                       Deficit        Total
                                                    ------------   ------------

Balance at December 31,1998                         $(50,153,553)  $ (2,595,361)
Stock options and warrants exercised                          --            100
Shares issued in private placements                           --      5,684,985
Conversion of preferred stock                                 --             --
Conversion of debt and accrued interest                       --      1,800,885
Stock and warrants issued for Superior settlement             --      1,997,000
Stock, options and warrants issued for services               --      1,939,272
Comprehensive Income:  Net loss                       (8,151,318)    (8,151,318)
                                                    ------------   ------------

Balance at December 31, 1999                         (58,304,871)       675,563
Stock options and warrants exercised                          --         52,575
Shares issued in private placements                           --      3,551,685
Conversion of preferred stock                                 --             --
Conversion of debt and accrued interest                       --      1,731,329
Stock, options and warrants issued for services               --      1,125,274
Comprehensive Income:  Net loss                       (8,451,651)    (8,451,651)
                                                    ------------   ------------

Balance at December 31, 2000                         (66,756,522)    (1,315,225)
Stock options and warrants exercised                          --            400
Shares issued in private placements                           --     10,982,507
Conversion and redemption of preferred stock                  --     (2,193,419)
Conversion of debt and accrued interest                       --        115,000
Shares issued for investment securities                       --      4,720,000
Stock, options and warrants issued for services               --      1,242,436
Cash dividends accrued on preferred stock                     --       (183,450)
Comprehensive Income:  Net loss                       (4,472,907)    (4,472,907)
                                                    ------------   ------------
Balance at December 31, 2001                        $(71,229,429)  $  8,895,342
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                             ABLE LABORATORIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                   ------------------------------------------
                                                                       2001           2000           1999
                                                                   ------------   ------------   ------------
Cash flows from operating activities:
Net loss                                                           $ (4,472,907)  $ (8,451,651)  $ (8,151,318)
Adjustments to reconcile net loss to
 net cash used for operating activities:
   Loss on impairment of customer lists                                      --             --        400,000
   Gain on settlement of put liability                                  (26,472)            --             --
   Loss on investment in RxBazaar securities                          2,730,000             --             --
   Loss on sale of subsidiary                                                --        313,607             --
   Stock, options and warrants issued for services                    1,242,436      1,125,274      1,939,272
   Depreciation and amortization                                        912,617      2,059,774      1,784,440
(Increase) decrease in operating assets:
   Accounts receivable                                               (4,710,139)     1,335,230     (1,909,174)
   Inventory                                                         (3,619,990)       568,946       (501,525)
   Prepaid expenses and other current assets                           (384,478)        45,947        (57,912)
   Deposits and other assets                                           (367,218)       (65,565)        64,067
Increase in operating liabilities:
   Accounts payable and accrued expenses                              2,813,414      2,053,311      1,629,786
                                                                   ------------   ------------   ------------
      Net cash used for operating activities                         (5,882,737)    (1,015,127)    (4,802,364)
                                                                   ------------   ------------   ------------
Cash flows from investing activities:
   Purchase of property and equipment                                (1,549,946)      (497,722)    (2,586,232)
   Proceeds from sale of subsidiaries                                 4,800,000             --             --
   Proceeds from sale of investment in RxBazaar securities              950,000             --             --
                                                                   ------------   ------------   ------------
      Net cash provided by (used for) investing activities            4,200,054       (497,722)    (2,586,232)
                                                                   ------------   ------------   ------------
Cash flows from financing activities:
   Net proceeds from stock warrants and options                             400         52,575            100
   Net proceeds from private stock placements                        10,207,507      3,551,685      5,684,985
   Redemption of preferred stock                                     (2,193,419)            --             --
   Net proceeds from debt                                             1,645,000        190,000      4,321,740
   Debt financing costs paid                                                 --             --       (723,212)
   Payment of debt obligations                                       (1,235,966)      (547,307)    (4,000,492)
   Net change in lines of credit                                     (5,959,405)    (1,670,821)     2,940,292
   Decrease in bank overdraft                                                --             --       (621,313)
                                                                   ------------   ------------   ------------
      Net cash provided by financing activities                       2,464,117      1,576,132      7,602,100
                                                                   ------------   ------------   ------------
Net change in cash and cash equivalents                                 781,434         63,283        213,504
Cash and cash equivalents at beginning of year                          373,832        310,549         97,045
                                                                   ------------   ------------   ------------
Cash and cash equivalents at end of year                           $  1,155,266   $    373,832   $    310,549
                                                                   ============   ============   ============

Supplemental cash flow information:
   Interest paid                                                   $    850,478   $  1,355,730   $  1,890,770
   Conversion of debt and accrued interest into common stock
                                                                        115,000      1,731,329      1,050,885
   Common stock and warrants issued for Superior
      settlement                                                             --             --      1,997,000
   Conversion of debt into preferred stock                              775,000             --        750,000
   Preferred stock issued for investment securities                   4,720,000             --             --
   Conversion of put liability to notes payable                         750,000             --             --
Additional cash flow information is included in Notes 2 and 6.

          See accompanying notes to consolidated financial statements.

                             ABLE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Able Laboratories, Inc. (the "Company" or "Able"), which is engaged in the manufacture of generic pharmaceuticals and its inactive wholly-owned subsidiary, Monroe Subsidiary, Inc. (formerly Generic Distributors, Inc. or "GDI") which was engaged in the distribution of generic pharmaceuticals. On May 18, 2001, we merged our wholly-owned subsidiary, Able Laboratories, Inc., into our parent company, DynaGen, Inc. and changed DynaGen's name to Able Laboratories, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

     In December 2000, we completed the sale of substantially all the assets of our GDI subsidiary to Louisiana Wholesale Distributors ("LWD"). We agreed to sell accounts receivable, inventory and fixed assets for cash consideration of $1,510,774 (see Note 2). Our GDI subsidiary changed its name to Monroe Subsidiary, Inc. after the sale. On February 23, 2001, we completed the sale of our subsidiary, Superior Pharmaceutical Company to RxBazaar, Inc. (see Note 2).

USE OF ESTIMATES

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of receivables, including allowances for chargebacks, rebates and returns, inventory and investment in RxBazaar securities and the valuation of equity instruments issued by the Company. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts have been reclassified in the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation. The reclassifications had no effect on net loss.

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

DEFERRED DEBT FINANCING COSTS

     Debt financing costs are being amortized on a straight-line basis over the term of the debt. The related amortization expense for 2001, 2000 and 1999 was $220,178, $483,204 and $136,289, respectively.

REVENUE RECOGNITION

     Revenues from product sales are recognized when products are shipped. Revenues from sales may be subject to agreements allowing chargebacks, rebates, rights of return and other allowances. The Company provides allowances for potential uncollectible accounts, chargebacks, rebates, returns and other allowances. Allowances for chargebacks, rebates, returns and other allowances are established concurrently with the recognition of revenue.

     Shipping and handling fees billed to customers are recognized in net sales. Shipping and handling costs are included in cost of sales.

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

EARNINGS PER SHARE

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

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

COMPREHENSIVE INCOME

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no other items of comprehensive income during 2001, 2000 and 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002. The adoption of SFAS 142 is not expected to have any material impact on the Company's financial statements.

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

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

     SUPERIOR PHARMACEUTICAL COMPANY

     On June 18, 1997, the Company acquired Superior Pharmaceutical Company ("Superior") for $6,250,000 in cash, $4,600,000 in promissory notes and 166,667 shares of common stock with a guaranteed value of $5,000,000. The Company was obligated to issue up to an additional 1,666,667 shares of its common stock on June 18, 1998 and pay the difference between $5,000,000 and the current aggregate market value of the shares issued. The Company recorded a $4,083,000 acquisition obligation at December 31, 1997 based on the difference between the current estimated fair value of the 1,833,334 shares of common stock issued and issuable and the guaranteed value of $5,000,000.

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

     In 1998, the Company recorded a $2,500,000 loss on impairment of the Superior customer lists based on the Company's projections of future discounted cash flows of Superior. In 1999, the Company recorded an additional $400,000 loss on impairment based on a revised projection of the future discounted cash flows.

     Under the May 1999 settlement, the Company valued the modification of its lease agreement for additional rent, using discounted cash flows, at $539,783, to be amortized over 15 years. The Company wrote off all of its remaining obligations to the former Superior shareholders. This transaction resulted in a reduction of $3,756,162 in the customer list. In addition, the goodwill balance of $329,047 was written off due to the reduction in the purchase price.

     Amortization of customer lists amounted to $128,218, $769,308 and $948,972 for 2001, 2000 and 1999, respectively. Amortization of goodwill amounted to $8,605 for the year ended December 31, 1999.

     On October 20, 2000, the Company entered into an agreement to sell Superior to RxBazaar, Inc. for $4,000,000 in cash and assumption of the Company's senior subordinated debt of $2,248,875. The transaction was approved by the Company's stockholders on November 27, 2000. The Company received a fairness opinion on the transaction from an investment bank. RxBazaar, Inc. was founded in October 1999 by two of the Company's directors and others. As of December 31, 2000, the Company owned 1,700,000 shares of RxBazaar's common stock which the Company received for services. RxBazaar valued these shares at $8,500 on issuance in January 2000. In addition, RxBazaar issued the Company a five year warrant to purchase 1,200,000 shares of common stock at $2.50 per share in September 2000 for services. RxBazaar valued the warrant at $300,000. The Company deferred recognition of the value of these securities at December 31, 2000.

     On February 23, 2001, RxBazaar acquired Superior in a cash merger. As a result of the merger, the Company received a cash payment of $4,000,000 and RxBazaar assumed the Company's existing 13.5% senior subordinated debt in the amount of $2,248,875. The Company remains liable for the subordinated debt as a guarantor and issued contingent stock purchase warrants to the senior subordinated debt holders. The warrants allow the holders to purchase 2,500,000 shares of the Company's common stock at $.01 per share if the 13.5% senior subordinated debt is still outstanding on June 17, 2002. In addition, the holders of the subordinated debt may convert such debt, in whole or in part, into common stock of the Company or RxBazaar, and the Company has agreed to register for resale any shares of the Company common stock issued upon conversion of the subordinated debt. In connection with the sale of Superior, the Company sold accounts receivable of $3,572,730, inventory of $4,790,316, property and equipment of $191,715 and miscellaneous assets totaling $391,387 net of accounts payable and accrued expenses of $4,596,654. The Company has deferred the gain of $1,296,597 on the sale due to its continuing ownership interest in RxBazaar and its guarantee of the subordinated debt.

     In February and March 2001, the Company received $4,700,000 of RxBazaar Series A Preferred stock plus accrued dividends of $20,000 in exchange for the Company's Series O Preferred Stock (see Note 10). RxBazaar redeemed $l,000,000 of this Series A Preferred Stock for $950,000 in February 2001. As of December 31, 2001, the Company owned 1,700,000 shares or approximately 7% of RxBazaar's common stock and $3,700,000 of RxBazaar's Series A Preferred Stock. As of December 31, 2001, the Company recorded a loss of $2,680,000 on its investment in RxBazaar as a result of the Company's impairment analysis.

     A summary of Superior's condensed balance sheet and historical condensed results of operations included in the accompanying consolidated financial statements follows.

                             CONDENSED BALANCE SHEET
                                December 31, 2000

                                     ASSETS

              Cash                                                 $    135,561
              Accounts receivable                                     3,773,367
              Inventory                                               5,404,815
              Other current assets                                      156,083
                                                                   ------------
                 Total current assets                                 9,469,826
              Property and equipment, net                               205,070
              Due from parent company                                 4,279,776
              Other assets                                               20,145
                                                                   ------------
                 Total assets                                      $ 13,974,817
                                                                   ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

              Accounts payable and accrued expenses                $  3,654,262
              Due to Able Laboratories                                5,733,412
              Stockholder's equity                                    4,587,143
                                                                   ------------
                 Total liabilities and stockholder's equity        $ 13,974,817
                                                                   ============


                       CONDENSED STATEMENTS OF OPERATIONS

                                                    Period Ended
                                                    February 23,      Year Ended December 31,
                                                    ------------   ---------------------------
                                                        2001           2000           1999
                                                    ------------   ------------   ------------
 Sales, net                                         $  3,067,567   $ 25,411,832   $ 21,476,606
 Cost of sales                                         2,812,726     20,577,395     16,909,637
                                                    ------------   ------------   ------------
             Gross profit                                254,841      4,834,437      4,566,969
 Selling, general and administrative expense             581,292      4,438,024      3,768,664
                                                    ------------   ------------   ------------
             Operating profit (loss)                    (326,451)       396,413        798,305
 Miscellaneous income (expense)                              120          1,200         (3,163)
 Interest expense                                             --         (1,401)      (420,861)
                                                    ------------   ------------   ------------
             Net income (loss)                      $   (326,331)  $    396,212   $    374,281
                                                    ============   ============   ============


GENERIC DISTRIBUTORS, INCORPORATED

     On March 2, 1998, the Company acquired Generic Distributors, Incorporated ("GDI") for $1,200,000 in cash, 10,500 shares of Series E Convertible Preferred Stock valued at $1,050,000 and 1,500 shares of Series F Convertible Preferred Stock valued at $100,000, for a total purchase price of $2,350,000.

     The GDI acquisition was accounted for as a purchase. The company allocated $729,205 of the purchase price to customer lists, based on an independent appraisal, which was amortized on a straight line basis over five years. Amortization of customer lists amounted to $145,840 for each of the years 2000 and 1999.

     On December 29, 2000, the Company sold substantially all the assets of GDI to Louisiana Wholesale Distributors, an unrelated third party, for $1,510,774. The Company received $800,000 of the sale proceeds in cash on January 3, 2001 and accounts payable of GDI amounting to $710,774 were paid out of the remaining proceeds. At December 31, 2000, the consolidated financial statements include $442,000 of accounts payable owed to creditors of GDI that were not assumed by the buyer. In August 2001, the Company settled these obligations with the creditors of GDI and recorded $300,000 of forgiveness of debt income. The Company recorded a loss of $313,607 on the sale in 2000 which included the write-off of the $315,992 unamortized balance of the customer lists.

            Selected operating information for GDI is as follows:

                                                      Years Ended December 31,
                                                    ---------------------------
                                                        2000           1999
                                                    ------------   ------------
            Revenues                                $  4,751,586   $  5,618,282
                                                    ============   ============
            Net loss                                $   (388,680)  $   (239,275)
                                                    ============   ============
            Net loss per share-basic                $      (0.00)  $      (0.00)
                                                    ============   ============



3. ACCOUNTS RECEIVABLE

            Accounts receivable consists of the following:

                                                            December 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
            Accounts receivable                     $ 12,763,025   $  3,993,862
            Allowances for returns and price
              adjustments                             (7,966,237)            --
            Allowance for doubtful accounts             (150,585)      (485,068)
                                                    ------------   ------------

                     Accounts receivable, net       $  4,646,203   $  3,508,794
                                                    ============   ============


     Accounts receivable, net includes $42,987 due from Superior Pharmaceutical Company at December 31, 2001.

     A summary of the activity in accounts receivable allowances is as follows:

                                                    Returns and
                                                       Price         Doubtful        Total
                                                    Adjustments      Accounts      Allowances
                                                    ------------   ------------   ------------
     Balance at December 31, 1998                   $         --   $     68,133   $     68,133
           Additions charged to operating expenses            --        225,120        225,120
           Writeoff of uncollectible accounts                 --        (23,228)       (23,228)
                                                    ------------   ------------   ------------
     Balance at December 31, 1999                             --        270,025        270,025
           Additions charged to net sales                450,000             --        450,000
           Additions charged to operating expenses            --        720,821        720,821
           Deductions allowed to customers              (450,000)            --       (450,000)
           Writeoff of uncollectible accounts                 --       (505,778)      (505,778)
                                                    ------------   ------------    -----------
     Balance at December 31, 2000                             --        485,068        485,068
           Additions charged to net sales             19,806,388             --     19,806,388
           Additions charged to operating expenses            --        192,953        192,953
           Deductions allowed to customers           (11,840,151)            --    (11,840,151)
           Writeoff of uncollectible accounts                 --       (527,436)      (527,436)
                                                    ------------   ------------   ------------
     Balance at December 31, 2001                   $  7,966,237   $    150,585   $  8,116,822
                                                    ============   ============   ============

4. INVENTORY

   Inventory consists of the following:

                                                            December 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
   Raw materials                                    $  2,968,959   $    998,327
   Work-in-progress                                      231,376         51,605
   Finished goods                                      1,518,574      4,839,303
                                                    ------------   ------------
                                                    $  4,718,909   $  5,889,235
                                                    ============   ============

5. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                              December 31,
                                                    ---------------------------    Estimated
                                                        2001           2000       Useful Lives
                                                    ------------   ------------   ------------
   Machinery and equipment                          $  3,710,644   $  2,877,595      7 years
   Furniture, fixtures and computers                     511,817      1,206,933     2-7 years
   Leasehold improvements                              1,845,514      1,394,707      15 years
                                                    ------------   ------------
                                                       6,067,975      5,479,235
   Less accumulated depreciation and amortization     (1,572,464)    (1,777,734)
                                                    ------------   ------------
                                                    $  4,495,511   $  3,701,501
                                                    ============   ============

     Depreciation and amortization expense for 2001, 2000 and 1999 was $564,221, $569,719 and $418,400, respectively.

6. DEBT

   Notes payable consist of the following:

                                                            December 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
   Bridge loans                                      $   110,000   $    236,000
   Machinery and equipment financing                      86,025        150,000
   Equipment loan                                        654,500             --
   NJEDA bonds                                         1,870,000      1,907,273
   Working capital loan                                       --      5,959,405
   Senior subordinated debt                                   --      2,248,875
   Notes payable-- put liability                         156,782             --
                                                    ------------   ------------
            Total                                      2,877,307     10,501,553
   Less current portion                                  586,807      8,252,678
                                                    ------------   ------------
            Long-term debt                            $2,290,500   $  2,248,875
                                                    ============   ============

BRIDGE LOANS

     During 1999, the Chairman of the Board periodically advanced personal funds to the Company for working capital and on December 31, 2001 and 2000, the balance payable was $110,000.

     Additionally, two officer/directors pledged 164,025 shares and 135,125 shares respectively, of the Company's common stock to secure a note payable. These shares were subsequently sold by the creditor and a payable of $53,043 and $43,697 was recorded in 1999 to these executives for the pledge of their personal shares of the Company. During 2000, the company issued a total of 385,000 shares of common stock to the two executives in conversion of these notes and accrued interest. On December 31, 2000, bridge loans included $26,000 due to an officer/director for working capital loans made by him to the Company during the year. The loan was repaid in 2001. These loans bear interest at 10% per annum.

     In November 1998, the Company received $500,000 from an unaffiliated investor at an interest rate of 12% due on March 20, 1999. A warrant to purchase 1,000,000 shares of common stock at $.05 per share expiring on November 20, 2000, valued at $97,490, was also issued in connection with this loan. This warrant was exercised in September 2000. During 1999, $400,000 was repaid towards the loan, leaving a balance of $100,000 on December 31, 1999. The Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.40 per share for an extension of this loan during 1999. The warrant was valued at $17,438 and charged to expense. In November 2000, the investor exercised part of the warrant for 50,000 shares of common stock and the remaining warrant expired in 2001. During 2000, the Company settled the amount owed to this investor together with all accrued interest.

     On January 26, 1999, the Company received $500,000 from an accredited investor by executing a 10% promissory note due on April 15, 1999. The terms of the note required an increased interest rate from 12% to 18% if the note was not paid on the due date. This note was partially paid during 1999 and the balance on December 31, 1999 was $139,649. Two executives of the Company pledged their personal shares of Company common stock to repay this loan (see above). Two warrants to purchase a total of 535,000 shares of common stock at an exercise price of $0.05 per share were issued in connection with this note. These warrants were valued at $117,236 and charged to expense in 1999. The warrants were exercised in January 2000. The balance due to this investor was settled during 2000.

     In January and February 1999 the Company sold to unaffiliated accredited investors unsecured 12% promissory notes due in ninety days in the aggregate principal amount of $400,000. The Company issued five year warrants to purchase a total of 240,000 shares of common stock at $0.25 per share and a warrant to purchase 32,500 shares of common stock at $0.02 per share to the placement agent in connection with this investment. The Company charged $12,253 to expense in 1999 in connection with the issuance of the warrants. In March 2000, we issued 786,000 shares of common stock of the Company to settle the debt of $400,000 together with accrued interest.

     The Company also borrowed $100,000 from an unaffiliated investor in June 1999 to meet some its working capital requirements. The loan carries an interest rate of 10% per annum and is due on demand. The accrued interest on December 31, 2000 was $15,000 and on December 31, 1999, was $5,000. In February 2001, the Company issued 650,000 shares of common stock upon conversion of this note and the accrued interest.

     In July 2001, the Company issued $775,000 in 8% convertible subordinated secured notes to several investors as part of a bridge financing. A director who is Able's president, and the Chairman of the Board of Directors, each advanced $250,000 to the Company in this transaction. In August 2001, the notes were converted into Series Q Preferred Stock.

MACHINERY AND EQUIPMENT FINANCING

     In July 1998, Able entered into a machinery and equipment financing agreement with the spouse of the Chairman of the Company whereby Able borrowed $150,000 at an annual interest rate of 15%. On December 31, 2001, the Company paid $63,975 in principal and interest of $36,025 on this loan. Interest expense for 2001, 2000 and 1999 amounted to $22,500 per year.

EQUIPMENT LOAN

     On February 16, 2001, the Company entered into an equipment financing transaction pursuant to which it borrowed $770,000 in a sale and leaseback arrangement. The borrowed amount is payable over a five-year term at an interest rate of 15%. Interest expense for 2001 was $86,625. At December 31, 2001, maturities of the loan are as follows: $154,000 in 2002, $154,000 in 2003, $154,000 in 2004, $154,000 in 2005 and $38,500 in 2006.

CONVERTIBLE DEBENTURES

     In 1999, the Company received $980,000 by issuing 9% convertible subordinated debentures. The debentures matured in thirteen months and the principal and interest accrued automatically converted into shares of common stock on the maturity date. During 2000 and 1999, the Company recorded interest expense of $40,833 and $41,629, respectively, related to these debentures. In May 2000, the Company issued 2,948,909 shares of common stock and the debentures together with accrued interest were converted to equity.

NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY BONDS

     On June 23, 1999, Able Laboratories, Inc., completed the Industrial Development Revenue Bond offering issued by the New Jersey Economic Development Authority. The bonds consist of series 1999A $1,700,000, 8% non-taxable and series 1999B $300,000, 8.25% taxable. Series 1999A bonds will mature in 15 years and series 1999B bonds will mature in 4 years. The total cost of the bond issue was $216,140 and the net proceeds were used for the acquisition, installation and commissioning of equipment and machinery. The bond cost is being amortized over 15 years. Amortization expense for 2001, 2000 and 1999 was $14,400, $14,390 and $7,142, respectively. At December 31, 2001, maturities of the bonds are as follows: $80,000 in 2002, $90,000 in 2003, $95,000 in 2004, $105,000 in 2005,
$115,000 in 2006 and $1,385,000 in years 2007 through 2014.

     In connection with these bonds, the Company has entered into various agreements with the New Jersey Economic Development Authority and the bondholders, including an escrow agreement pursuant to which the Company has deposited into escrow amounts intended to cover the Company's obligations under the bond documents. These amounts are included in other assets. Interest expense for 2001, 2000 and 1999 was $163,691, $174,146 and $80,374, respectively.

WORKING CAPITAL LOAN

     On November 30, 1999, we completed a loan agreement with a bank that provided us with a revolving credit in the maximum amount of $14,000,000, secured by a lien on substantially all of our assets. The total amount available for borrowing under the loan agreement was based on eligible accounts receivable and inventory.

     During 2000, the Company was in default of certain loan covenants and as a result the Company and the bank entered into a forbearance agreement. Under this agreement the bank increased the interest rate to its base rate plus 4%, charged us certain fees and gradually reduced the borrowing limit on the line. The limit on the line on January 1, 2001 was $6,250,000 and the interest rate was 13.5% under the agreement. This working capital loan was paid off on February 23, 2001 at the time of the sale of our subsidiary, Superior Pharmaceutical Company (see
Note 2).

     Interest expense for 2001 was $136,926, amortization of deferred expenses was $42,439 and early termination fees were $120,000. Interest expense for 2000 was $849,310 and amortization of deferred expenses was $436,462. Interest expense for 1999 was $56,582.

SENIOR SUBORDINATED DEBT AND WARRANT PUT LIABILITY

     In June 1997, the Company obtained senior subordinated debt financing of $3,000,000 from two private investors bearing interest at 13.5% payable in monthly installments. The principal was payable upon maturity at the end of five years.

     In June 1997, the Company also issued to the investors warrants to purchase 40,000 shares of common stock at $.10 per share exercisable for five years. In addition, these warrants were subject to put features under certain circumstances. Proceeds of $702,000 from this financing were allocated to the warrants, based on their estimated fair value. This amount is reflected as a warrant put liability at December 31, 2000 because the warrants gave the holders the choice of a cash settlement under certain conditions. The put allowed the holders to sell two-thirds of the warrants to the Company after three years for $667,000 and all of the warrants after five years for

$1,500,000 unless the market value of the shares issuable pursuant to the warrant was equal to or greater than the put value. The Company was accruing the put value of the warrants to their redemption amounts over their respective terms. Amortization expense on the put liability for 2001, 2000, and 1999 was $0, $91,703 and $126,234, respectively. In connection with the sale of Superior on February 23, 2001, the Company settled its warrant put liability obligation by paying $300,000 and issuing $750,000 of 13.5% notes payable maturing February 2002. The notes require 10 equal monthly installments of principal and interest commencing May 2001.

     The remaining proceeds from this offering in 1997 of $2,298,000 were allocated to the subordinated debt. The debt discount of $702,000 was being amortized, using the interest method, over the term of the debt. At December 31, 1997, the Company amortized the entire debt discount as the Company was in default under the terms of the debt agreement and the debt had been classified as a current liability.

     In 1999, the Company exchanged $750,000 of this senior debt for 10,000 shares of Series L Preferred Stock. The Series L Preferred Stock is convertible into common stock at an average of the closing bid prices of the common stock for three days immediately preceding the conversion date. The Series L Preferred Stock has a dividend of 13.5% per annum. When the proceeds of the conversion of Series L Preferred Stock reach $750,000 plus accrued dividends, the balance of the Series L Preferred Stock will be canceled. The Company also issued 400,000 warrants to purchase common stock at $0.38 per share and 168,750 warrants to purchase common stock at $0.01 per share in connection with the negotiation of terms of the loan with the senior lenders. The warrants to purchase 168,750 shares of common stock were exercised during 2000. The value of these warrants totaling $122,344 was charged to expense during 1999. Interest expense on the debt and the put notes for 2001, 2000 and 1999 was $112,034, $303,750 and $396,562, respectively.

     As of December 31, 2001, the Company remains liable for the senior subordinated debt as a guarantor. RxBazaar is current with its payments on this obligation but is in default of certain loan covenants.

7. INCOME TAXES

     There was no provision for income taxes for 2001, 2000 and 1999, due to the Company's net operating losses. The difference between the statutory Federal income tax rate of 34% and the Company's effective tax rate is primarily due to net operating losses incurred by the Company and the valuation reserve against the Company's deferred tax asset.

     The components of the net deferred tax asset are as follows:

                                                            December 31,
                                                        2001           2000
                                                    ------------   ------------
            Deferred tax asset:
                  Federal                           $ 21,733,000   $ 19,093,000
                  State                                1,983,000      2,356,000
                                                    ------------   ------------
                                                      23,716,000     21,449,000
                  Valuation reserve                  (23,716,000)   (21,449,000)
                                                    ------------   ------------
                  Net deferred tax asset            $         --   $         --
                                                    ============   ============

     The following differences give rise to deferred income taxes:

                                                            December 31,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------   ------------
            Net operating loss carry forward        $ 20,928,000   $ 19,652,000
            Research tax credit carry forward            634,000        625,000
            Other                                      2,154,000      1,172,000
                                                    ------------   ------------
                                                      23,716,000     21,449,000
            Valuation reserve                        (23,716,000)   (21,449,000)
                                                    ------------   ------------
            Net deferred tax asset                  $         --   $         --
                                                    ============   ============


     The increases in the valuation reserve are due to the Company's net operating losses.

     As of December 31, 2001, the Company has the following tax carryforwards:

                             Net Operating Losses                   Tax Credits
                       ---------------------------------  --------------------------------
Expiration Date            Federal           State            Federal           State
---------------------- ---------------- ----------------  --------------- ----------------
                                                  (In thousands)

December 31, 2003        $     150        $     830         $         2      $        --
December 31, 2004              757            2,983                  31               --
December 31, 2005            1,012            2,689                  20               --
December 31, 2006            2,545            3,403                 100               26
December 31, 2007            3,249            3,118                 170               26
December 31, 2008            3,426            3,083                 138               --
December 31, 2009            2,654               --                 121               --
December 31, 2010            5,162               --                  --               --
December 31, 2011            4,446               --                  --               --
December 31, 2017           10,999               --                  --               --
December 31, 2018            5,924               --                  --               --
December 31, 2019            6,349               --                  --               --
December 31, 2020            7,534               --                  --               --
December 31, 2021            3,083               --                  --               --
                         ---------        ---------         -----------      -----------
            Total        $  57,290        $  16,106         $       582      $        52
                         =========        =========         ===========      ===========

     Use of net operating loss and tax credit carry forwards is subject to annual limitations based on ownership changes in the Company's common stock as defined by the Internal Revenue Code.

8. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE

     On December 31, 2000, the balance due from the officer of $55,000 plus accrued interest of $14,000 was included in current assets. During 2001, the Company advanced the officer an additional $50,000. The Company recognized interest income of $3,525, $3,150 and $3,338 on this note during 2001, 2000 and 1999, respectively.

RXBAZAAR, INC.

     During 2000, the Company entered into certain transactions with RxBazaar primarily through its wholly-owned subsidiary Superior Pharmaceutical Company. RxBazaar, which was founded in October 1999 by two of the Company's directors and others, provides an online marketplace for the purchase and sale of brand and generic drugs on the Internet. On October 20, 2000, the Company entered into an agreement to sell Superior to RxBazaar (see Note 2).

     During 2000, RxBazaar and Superior assisted each other in developing their businesses. Superior acted as RxBazaar's fulfillment center for all sales made by RxBazaar through its website. Sales to RxBazaar by Superior during 2000 were approximately $1,362,000 or 5.4% of Superior's total sales for the year. Superior's purchases from RxBazaar were approximately $425,000 or 2.1% of Superior's cost of sales.

     Subsequent to the sale of Superior, the Company has continued to sell products to Superior. Net sales to Superior were approximately $6,658,000 or 34% of net sales for 2001.

9. COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS

     The Company leases offices and warehouse facilities under operating leases expiring in various years through March 31, 2015 that require the Company to pay certain costs such as maintenance and insurance. The main facility at Superior was rented from a related party. The related party rent was $70,000, $422,459 and $340,000 for 2001, 2000 and 1999, respectively.

     The following is a schedule of future minimum lease payments for all operating leases (with initial or remaining terms in excess of one year) as of December 31, 2001:

               Years Ending December 31,                 Amount
               -------------------------              -----------
               2002                                   $   442,758
               2003                                       384,470
               2004                                       359,193
               2005                                       263,580
               2006                                       263,580
               Thereafter                               2,438,115
                                                      -----------
               Total minimum future lease payments    $ 4,151,696
                                                      ===========

     Rent expense, net of subleases for 2001, 2000 and 1999 was $417,707, $763,971 and $703,681, respectively.

EMPLOYMENT AGREEMENTS

     As of December 31, 2001, the Company has employment agreements with certain of its officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Compensation Committee.

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

     Novopharm served its complaint on Able on January 15, 2002, and we answered on February 19, 2002, denying liability. We also made counterclaims against Novopharm, asserting that it failed to pay us $900,000 for clorazepate sales, and failed to undertake promised sales efforts. Further, we asserted that Novopharm's only recovery for advances and raw material costs was through sales under the joint commercialization agreement, and that Novopharm had breached a separate product agreement, failing to pay us $269,000. In court, we intend to contest Novopharm's claims vigorously, but we are also discussing the possibility of resolving our differences through means other than litigation.

10. PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

PREFERRED STOCK

     A summary of convertible preferred stock, $.01 par value, 10,000,000 shares authorized, is as follows:

                                                                 December 31, 2001         December 31, 2000
                                                         ----------------------------------------------------------
                                                                        Liquidation                     Liquidation
                                                         Par Value         Value         Par Value         Value
                                                         ---------      -----------      ---------      -----------
Series B convertible, 12,515 shares authorized, 0
     and 400 shares issued and outstanding                 $  --         $    --            $    4        $   39,880
Series E convertible, 10,500 shares authorized, 0
     and 10,500 shares issued and outstanding                 --              --               105         1,050,000
Series F convertible, 5,000 shares authorized, 0
     and 1,500 shares issued and outstanding                  --              --                15           150,000
Series H convertible, 20,000 shares authorized, 0
     and 650 shares issued and outstanding                    --              --                 6            65,000
Series K convertible, 20,000 shares authorized, 0
     and 6,500 shares issued and outstanding                  --              --                65           650,000
Series L convertible, 10,000 shares authorized,
     6,760 shares issued and outstanding                      68          676,000               68           676,000
Series M convertible, 30,000 shares authorized, 0
     and 12,850 shares outstanding                            --              --               129         1,285,000
Series N convertible, 30,000 shares authorized, 0
     and 13,000 shares issued and outstanding                 --              --               130         1,300,000
Series Q convertible, 61,150 shares authorized, 61,150
     and 0 shares issued and outstanding                     611         6,115,000              --                --
                                                          ------        ----------         -------        ----------

                 Total                                    $  679        $6,791,000         $   522        $5,215,880
                                                          ======        ==========         =======        ==========

     The Series B has a stated dividend of $7.00 per share per annum. The Series B was converted into common stock at a conversion price equal to the lesser of 125% of the average closing bid price, as defined (the "Series B Effective Price") or discounted percentages of the Series B Effective Price decreasing from 80% to 75% over time. During 1999, 5,200 shares were converted into 1,888,639 shares of common stock. During 2000, 1,900 shares were converted into 973,555 shares of common stock. During 2001, 400 shares were converted into 232,290 shares of common stock.

     On August 21, 1997, the Company sold 7,500 shares of Series C for $750,000 and issued a warrant to purchase 25,000 shares of common stock at $7.4609 per share. The warrants expired on August 21, 2000. The Series C was converted into common stock at a conversion price equal to the lesser of 125% of the five-day average of the closing bid price of the common stock or discounted percentages, ranging from 80% to 74% over time, of the current five-day average closing bid price of the common stock. The Series C has a stated dividend of $7.00 per share per annum. During 1999, the balance of 2,882 shares was converted into 2,145,219 shares of common stock.

     Effective December 31, 1997, the Company issued an 8% debenture due April 19, 2009 for $328,500 to settle certain penalties related to delayed registration of the Series C. The debenture was payable in common stock at the average trading value of common stock, for the five trading days preceding the conversion date. In 1999, this debenture was converted into 952,644 shares of common stock.

     In March 1998, the Company sold 15,000 shares of Series D for $1,500,000. The conversion price was 85% of the average closing bid price for five trading days prior to the conversion. During 1999, the balance of 5,000 shares of Series D was converted into 1,955,999 shares of common stock.

     In March 1998, the Company issued 10,500 shares of Series E and 1,500 shares of Series F in connection with its acquisition of GDI (see Note 2). The Series E and F were convertible into common stock at the market price on the date of conversion. On March 14, 2001, pursuant to a settlement agreement, the Company agreed to issue 3,110,000 shares of common stock and pay $105,000 in cash in settlement of its obligations pertaining to the Series E and Series F.

     In 1997, the Company issued 6,500 shares of Series G in settlement of $650,000 of accrued expenses. These shares were convertible into common stock at the market price. The balance of 5,500 shares of Series G were converted into 300,000 shares of common stock in 1999.

     In 1998, the Company sold 19,000 shares of Series H for $1,900,000. The Series H was convertible after a twelve month holding period into common stock based on 67% the average closing bid price for the preceding five days. During 1999, 17,100 shares were converted into 4,806,404 shares of common stock. There were no conversions of Series H in 2000. During 2001, the balance of 650 shares was converted into 350,200 shares of common stock.

     In May and June 1999, the Company received $3,000,000 from the issuance of 3,000 shares of Series I to various unaffiliated investors. The Series I was convertible into common stock at 80% of the average of the closing bid price for the three selected closing bids of the five trading days immediately preceding any conversion date. The Company issued three-year warrants to purchase 165,652 shares of common stock at $0.91 per share and 34,722 shares of common stock at $0.396 per share in connection with this financing. The Company valued these warrants at $52,117. During 1999, 2,026 shares were converted into 6,409,550 shares of common stock. During 2000, the balance of Series I was converted into 4,314,775 shares of common stock.

     In July 1999, the Company received $1,000,000 from the issuance of 1,000 shares of Series J to an unaffiliated investor. The Series J was convertible into common stock at 80% of the average closing bid price for the five trading days immediately preceding the conversion notice. During April and May 2000, the Company received an additional $500,000 through the sale of 500 shares of its Series J. The Company incurred $50,000 in expenses related to this financing. During 2000, the Series J was converted into 4,755,364 shares of common stock.

     In August, September and November, 1999, the Company received $2,000,000 from the issuance of 20,000 shares of Series K to various unaffiliated investors. The Series K was convertible into common stock at 80% of the average price for the three days immediately preceding the conversion notice. The conversion price decreased to 75% and then to 70% over time. During 2000, 13,500 shares were converted into 8,309,232 shares of common stock. During 2001, 6,500 shares were converted into 5,240,405 shares of common stock.

     In November 1999, the Company issued 10,000 shares of Series L in exchange for the cancellation of $750,000 of senior subordinated debt. The Series L is convertible into common stock having a value upon conversion of $750,000 plus dividends accruing at the rate of 13.5% per annum. In November 2000, 3,240 shares of Series L were converted into 1,110,000 shares of common stock. In January 2002, the balance of Series L was converted into 1,448,340 shares of common stock.

     During July 2000, the Company received net proceeds of $1,220,000 from the sale of Series M to an investor. The Company incurred $590,000 in expenses related to the completion of this financing. In addition, the Company converted a $750,000 bridge loan received during the second quarter from the same investor into Series M. The Company issued 25,600 shares of Series M at $100 per share in exchange for the total proceeds of $2,560,000. The Series M carried a dividend of 4% and was convertible into common stock at 80% of the average of the three lowest prices per share during the five consecutive trading days prior to conversion. During 2000, 12,750 shares were converted into 6,886,792 shares of common stock. During 2001, 12,850 shares were converted into 8,435,351 shares of common stock.

     On November 2, 2000, the Company received net proceeds of $781,685 from the sale of its Series N to an investor after expenses of $168,315. In addition, the Company converted a $350,000 bridge loan received during the third quarter from the same investor into Series N. The Company issued 13,000 shares of Series N at $100 per share in exchange for the total proceeds of $1,300,000. The Series N does not carry a dividend and was convertible into common stock at 80% of the five day average price per share immediately preceding the conversion date if the conversion occurs between sixty-one days and one hundred and twenty-one days after the issue date. This conversion price decreased to 75% if conversion occurs after one hundred and twenty-one days. During 2001, 12,950 shares of Series N were converted into 6,379,925 shares of common stock. In December 2001, the Company redeemed 50 shares of Series N for $6,666.

     On February 15, 2001, the Company entered into an exchange and purchase agreement with equity investors of RxBazaar. The agreement gave the RxBazaar investors the right to exchange shares of RxBazaar's Series A Preferred Stock for shares of the Company's Series O. RxBazaar issued a total of $4,700,000 of Series A Preferred Stock to the equity investors. On February 22, 2001, an investor converted $1,000,000 of Series A Preferred Stock into $1,000,000 of Series O of the Company. The Series A Preferred Stock used to effect the exchange was immediately redeemed by RxBazaar for $950,000. In March 2001, the investors exchanged the remaining $3,700,000 of Series A Preferred Stock plus accrued dividends for $3,720,000 of Series O.

     The Series O Preferred Stock carries an 8% dividend and was convertible to common stock at the lesser of $0.35 per share or 75% of the average of the three lowest per share prices in the ten consecutive trading days prior to conversion during the first 149 days and 70% on or after 150 days. The Company registered the common stock issuable on conversion in September 2001. In June 2001, the Company received an additional $250,000 from the sale of 2,500 shares of its Series O Preferred stock from an investor. During 2001, 34,122 shares of Series O were converted into 21,110,582 shares of common stock. In December 2001, the company redeemed 15,578 shares of Series O for $2,081,752.

     In May and June 2001, the Company received $350,000 from the sale of 3,500 shares of its Series P. The Series P consists of 20,000 authorized shares priced at $100 each. The Series P was convertible on or after six months from the date of the investment at 80% of the average of the three-day closing bid price ending on the day prior to the conversion notice. The Series P Preferred stock does not carry any dividend. During 2001, the 3,500 shares were converted into 1,400,000 shares of common stock and the Company registered these shares on February 14, 2002.

     In August 2001, the Company sold 61,150 shares of its Series Q at $100 per share for $6,115,000 in cash and conversion of outstanding debt. Net proceeds were $5,702,220 after placement costs of $412,780. The Company also issued a five year warrant to purchase 200,000 shares of common stock at $0.25 per share to the placement agent. The Company valued these warrants at $34,000. The Series Q carries an 8% dividend and is convertible to common stock as a group into the number of shares equal to the product of (a) the quotient obtained by dividing
(i) the number of outstanding shares of Common Stock (assuming conversion of all outstanding floating rate convertible securities other than the Series Q) by
(ii) 0.75, times (b) 0.25. The conversion ratio for the Series Q is subject to fluctuation since the number of shares issuable assumes conversion of all outstanding shares of the Series L, N, O, and P convertible preferred stock and the number of shares issuable upon conversion of such securities is based on a percentage of the average closing price of the common stock for a specified period prior to the date of conversion. After all of the shares of Series L, N, O, and P preferred stock have been converted or redeemed, the conversion ratio of the Series Q Preferred will be fixed. In January 2002, the conversion ratio was fixed at 880.52 shares of common stock for each share of Series Q.

     The Company has agreed to register the shares of common stock issuable on conversion of the Series Q. As long as at least 50% of the shares of Series Q originally issued remain outstanding, during any period in which one or more conditions described below shall exist, the holders of Series Q are entitled to elect a majority of the directors of the Company. The conditions include: (1) default on any material amount of indebtedness, (2) failure to convert the Series Q in accordance with its terms, and (3) failure of the Company to report positive operating profits for any two fiscal quarters during any fiscal year beginning January 1, 2002.

     Certain series of preferred stock have conversion features that were in the money at the date of issue ("beneficial conversion feature"). These securities convert into common stock at the discount percentages specified above. The beneficial conversion features were recognized and measured in the financial statements by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The intrinsic value was calculated at the date of issue of the convertible preferred stock as the difference between the conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the security is convertible. A summary of the amounts allocated to the beneficial conversion feature is as follows:

                                              Years Ended December 31,
                                    -------------------------------------------
     Convertible Preferred Stock       2001             2000            1999
     ---------------------------    ----------      -----------      ----------
     Series H                       $       --      $        --      $  245,377
     Series I                               --               --         750,000
     Series J                               --          125,000         250,000
     Series K                               --          310,476         500,000
     Series M                               --          640,000              --
     Series N                          216,666          216,666              --
     Series O                        2,117,720               --              --
     Series P                           87,500               --              --
     Series Q                        6,115,000               --              --
                                    ----------      -----------      ----------
                                    $8,536,886      $ 1,292,142      $1,745,377
                                    ==========      ===========      ==========

     The discount resulting from the allocation of proceeds to the beneficial conversion feature is analogous to a dividend and has been recognized as a return to the preferred shareholders from the date of issuance through the date the security is first convertible. The discounts for 2001, 2000 and 1999 were amortized by a charge against additional paid-in capital because the Company had no accumulated earnings at those dates. The amortization of the discount has been reflected as a return to the preferred shareholders in the calculation of basic earnings per share.

COMMON STOCK

     On May 9, 2001, the stockholders approved an amendment to our certificate of incorporation to increase the number of shares of authorized common stock from 125,000,000 to 225,000,000 shares.

     In December 2001, the Company sold 21,095,000 shares of common stock at $0.24 per share for gross proceeds of $5,062,800 with commissions and expenses of $379,513. The market price of the common stock was $0.29 per share, or an aggregate fair value of approximately $6,118,000, on the closing date. The company recorded a distribution on the difference between the fair market value and the proceeds of $1,055,200, which was charged to additional paid-in capital. The Company registered these shares on February 14, 2002.

STOCK OPTION PLANS

     The Company has adopted three stock option plans and reserved shares of common stock for issuance to employees, officers, directors and consultants. Two of the plans were terminated during 2001. Under the plans, the Board of Directors may grant options, and establish the terms of the grant in accordance with the provisions of the plans. Plan options are exercisable for up to ten years from the date of issuance and certain options contain a net exercise provision. The following table summarizes the activity of options granted under the plans:

                                                                          Years Ended December 31,
                                            ---------------------------------------------------------------------------------
                                                       2001                        2000                        1999
                                            -------------------------   -------------------------   -------------------------
                                                            Weighted                    Weighted                    Weighted
                                                             Average                     Average                     Average
                                                            Exercise                    Exercise                    Exercise
                                               Shares         Price        Shares         Price        Shares         Price
                                            ------------   ----------   ------------   ----------   ------------   ----------
Outstanding at beginning of year               1,002,200    $    0.14      1,397,500    $    0.21      1,205,800    $    0.37
Granted                                               --           --             --           --        245,000         0.17
Exercised                                        (40,000)        0.01       (380,000)        0.13        (28,500)        0.19
Canceled                                        (100,200)        0.21        (15,300)        6.46        (24,800)        7.86
                                            ------------                ------------                ------------
Outstanding at end of year                       862,000         0.13      1,002,200         0.14      1,397,500         0.21
                                            ============                ============                ============
Exercisable at end of year                       862,000         0.13      1,002,200         0.14      1,397,500         0.21
                                            ============                ============                ============
Reserved for future grants at end of year      1,205,000                   1,282,830                   1,188,130
                                            ============                ============                ============
Weighted average fair value of options
 granted during the year                                           --                          --                        0.10

                       Options Outstanding and Exercisable
                       -----------------------------------
                                                           Weighted Average
Exercise Prices              Number Outstanding             Remaining Life
---------------              ------------------            ----------------
     $.10                          12,000                       3 years
     $.13                         800,000                     6.2 years
     $.20                          50,000                     6.2 years
                                 --------
                                  862,000
                                 ========

CONSULTANT STOCK PLAN

     The Company adopted the Consultant Stock Plan in June 1998 which provides for stock grants for services rendered to the Company. The Company reserved 2,500,000 shares of common stock for issuance and registered the shares. During 2001, 2000 and 1999, the Company issued 180,000, 40,000 and 240,000 shares of common stock under this Plan. The Company recorded expenses in 2001, 2000 and 1999 based on the fair value of the common stock issued. At December 31, 2001, the Company has 653,500 shares reserved under this plan.

OTHER STOCK OPTIONS AND WARRANTS

     On December 29, 1998, the Company issued a warrant to purchase 1,200,000 shares of common stock at $.375 per share through December 29, 2003 in consideration of services rendered by an investment banker. These warrants were valued at $4,664 and charged to expense in 1999.

     In February 1999, the Company granted 1,500,000 non qualified stock options at $.01 per share to three directors which vested during 1999. These stock options expire in five years. These options were valued at $330,000 and charged to expense in 1999. In October 2000 an option for 250,000 shares was exercised on a cashless basis resulting in the issuance of 197,778 shares of common stock.

     During the first quarter of 1999 the Company issued 5,330,000 non-qualified stock options to employees. The stock options were issued at $0.25 per share and are exercisable for a period of ten years. The vesting period of these options is between twelve and thirty-six months. The fair value of these options was $0.12 per share on the date of grant. One employee exercised 71,450 options upon termination of his employment in 2000, and his remaining 428,550 options were cancelled.

     In September 1999, the Company granted 9,750,000 non-statutory stock options to four directors at $0.25 per share which vest in three installments in September 1999, January 2000 and April 2000. These stock options expire in ten years. The Company also granted a non-statutory stock option to purchase 500,000 shares of common stock at $0.25 per share to a director, which becomes exercisable upon fulfillment of certain terms and conditions.

The fair value of these options was $0.13 per share on the date of grant. The option to purchase 500,000 shares of common stock was cancelled upon non-fulfillment of these conditions and the director received 325,000 shares upon cashless exercise of his option to purchase 450,000 shares of common stock in October 2000.

     In November 1999, the Company issued four warrants to purchase 500,000 shares of common stock at $0.38 per share in connection with a new line of credit. The Company also issued three warrants to purchase 400,000 shares of common stock at $.01 per share in connection with this refinancing. The value of all these warrants totaling $188,562 was capitalized as debt financing costs in 1999. The Company issued 378,367 shares of common stock in a cashless exercise of the three warrants during 2001.

     In February 2000, the Company issued several warrants to purchase 197,500 shares of common stock at $0.25 per share in connection with investment banking services. The value of these warrants $49,375 was charged to expense.

     In April 2000, the Company issued options to purchase 500,000 shares of common stock at $.25 per share to two new directors. Half of these options vested in the year 2000 and the balance vest by December 31, 2001. The Company valued these options at $140,000 and recognized $70,000 in expense in 2000 and $70,000 in expense in 2001.

     In May 2000, the Company issued options to purchase 1,000,000 shares of common stock at $.18 per share to two directors. These options vest over eight installments and are fully vested by December 31, 2001. The Company valued these options at $170,000 and recognized $85,000 in expense in 2000 and $85,000 in expense in 2001.

     In October 2000, the Company issued options to purchase 1,600,000 shares of common stock at $.13 per share to two directors. These shares vested in full at the date of the grant. The Company valued these options at $193,500 and expensed them in 2000.

     In 2000, the Company granted stock options to purchase a total of 1,270,000 shares of common stock to employees at $0.25 per share. These options vest over periods of three to four years. The weighted average fair value of these options was $0.11 per share on the date of grant.

     In February 2001, the Company issued warrants to purchase a total of 150,000 shares of common stock at $.17 per share in connection with public relations services. The Company also issued a warrant to purchase 100,000 shares of common stock at $.30 per share for certain investor relations services. The Company valued these warrants at $32,149 and expensed them in 2001.

     In February 2001, the Company granted seven year options to purchase a total of 11,250,000 shares of common stock at $.22 per share to its directors. These options vested during 2001. The weighted average fair value of these options was $0.07 per share on the date of grant.

     In 2001, the Company granted stock options to purchase 3,630,000 shares of common stock at $0.25 per share to forty employees. These options vest over periods of one to five years. The Company recognized expense of $114,403 in 2001 related to these grants. The weighted average fair value of these options was $0.16 per share on the date of grant.

     A summary of the activity for other stock option and warrant shares, including warrants issued in connection with debt and equity placements, is presented below:

                                         2001           2000           1999
                                     ------------   ------------   ------------
Outstanding at beginning of year       28,122,218     26,080,218      6,528,000
Granted                                15,330,000      4,667,500     19,937,718
Exercised                                (710,000)    (1,631,950)      (350,000)
Expired/Cancelled                      (1,687,000)      (993,550)       (35,500)
                                     ------------   ------------   ------------
Outstanding at end of year             41,055,218     28,122,218     26,080,218
                                     ============   ============   ============

     Information pertaining to other stock options and warrants outstanding at December 31, 2001 is as follows:

                              Outstanding                     Exercisable
                  ------------------------------------  ------------------------
                                 Weighted    Weighted                  Weighted
                                  Average     Average                   Average
   Range of          Number      Remaining   Exercise      Number      Exercise
Exercise Prices    Outstanding     Life        Price     Exercisable     Price
----------------  ------------  ----------  ----------  ------------  ----------
$0.01 - $0.19        6,350,000   7.5 years     $0.13       6,350,000     $0.13
$0.20 - $0.29       31,312,500   8.5 years     $0.24      28,211,500     $0.24
$0.30 - $0.75        1,984,722   2.5 years     $0.37       1,984,722     $0.37
$0.75 - $1.50        1,298,996   7.0 years     $0.92       1,298,996     $0.92
$1.51 - $19.40         109,000   1.5 years    $18.94         109,000    $18.94
                  ------------                          ------------
                    41,055,218   7.9 years     $0.30      37,954,218     $0.30
                  ============                          ============

STOCK-BASED COMPENSATION

     At December 31, 2001, the Company has one stock-based compensation plan and stock options issued outside of the plans, which are described above. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                        Years Ended December 31,
                          --------------------------------------------------
                               2001              2000              1999
                          --------------    --------------    --------------
Net loss:
  As reported             $  (4,472,907)    $  (8,451,651)    $  (8,151,318)
  Pro forma               $  (5,704,372)    $  (8,694,697)    $  (8,781,397)

Net loss per share:
  As reported             $       (0.10)    $       (0.13)    $       (0.20)
  Pro forma               $       (0.11)    $       (0.13)    $       (0.21)


     Common stock equivalents have been excluded from all calculations of net loss per share because the effect of including them would be anti-dilutive.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during 2001, 2000 and 1999, respectively; dividend yield of 0%; risk-free interest rates of 5%; expected volatility of 84%, 108% and 87%; and expected lives of 1.25, 0.5 and 0.5 years.

COMMON STOCK RESERVED

The Company has reserved common stock at December 31, 2001 as follows:

                                            Number of Shares
                                            ----------------
     Stock option plans                          2,067,000
     Preferred stock conversion                 55,292,647
     Other stock options and warrants           41,055,218
     Consultants Stock Plan                        653,500
                                              ------------
                Total                           99,068,365
                                              ============


     At December 31, 2001 the Company has 225,000,000 shares of authorized common stock of which 169,529,646 shares are outstanding. The Company only has 55,470,354 shares available which is less than the total common stock reserved. The number of shares of common stock reserved in connection with the convertible preferred stock is subject to adjustment. The Company will seek stockholder approval at its annual meeting to resolve this issue.

11. SEGMENT INFORMATION, MAJOR CUSTOMERS AND MAJOR SUPPLIERS

     The Company operates in one principal business segment, the manufacturing and distribution of generic pharmaceuticals which accounts for over 90% of the Company's consolidated assets, revenues and operating losses. During 2001, approximately 34% and 20% of net sales were from two major customers. There were no major customers for 2000 and 1999.

     During 2001, the Company had one major supplier which provided the Company with $3,286,000 of raw materials or 26% of cost of sales.

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

     For 2001, 2000 and 1999 the Company matched $44,426, $53,659 and $29,606, respectively. The Company did not make any profit-sharing contributions in 2001, 2000 or 1999.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 2001 and 2000, the Company's financial instruments include notes receivable (see Note 7), investment in RxBazaar securities (see Note 2) and debt obligations (see Note 6). The carrying value of the notes receivable approximate their fair value as these instruments bear interest and mature in less than one year. The carrying value of the Company's investment securities in RxBazaar have been estimated based on the most recent sale of common stock by RxBazaar at December 31, 2001. The carrying value of debt obligations approximate fair values based on their maturities and interest rates.

14. QUARTERLY DATA (UNAUDITED)

                                                                        Years Ended December 31,
                                       --------------------------------------------------------------------------------------------
                                                            2001                                           2000
                                       --------------------------------------------------------------------------------------------
                                        Fourth       Third      Second       First      Fourth       Third      Second       First
                                        Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                       --------    --------    --------     -------     -------     -------     -------     -------
                                                                   (In thousands, except per share data)

Sales, net                             $  7,066    $  5,071    $  3,531     $ 3,926     $ 6,764     $ 8,591     $ 7,979     $ 8,122
Cost of sales                             4,056       2,998       2,848       2,631       5,792       7,775       6,048       6,096
                                       --------    --------    --------     -------     -------     -------     -------     -------
      Gross profit                        3,010       2,073         683       1,295         972         816       1,931       2,026
Selling, general and administrative      (1,646)     (1,352)     (1,093)     (1,818)     (3,609)     (2,089)     (2,437)     (1,831)
Research and development                   (816)       (527)       (570)       (440)       (878)       (446)       (760)       (308)
                                       --------    --------    --------     -------     -------     -------     -------     -------
      Operating income (loss)               548         194        (980)       (963)     (3,515)     (1,719)     (1,266)       (113)
Loss on investment securities            (2,680)         --          --         (50)         --          --          --          --
Loss on sale of subsidiary                   --          --          --          --        (314)         --          --          --
Interest and financing expense             (170)       (141)       (279)       (487)       (609)       (577)       (524)       (447)
Miscellaneous income (expense)              (52)        427         124          36        (170)         30         757          15
                                       --------    --------    --------     -------     -------     -------     -------     -------
      Net income (loss)                  (2,354)        480      (1,135)     (1,464)     (4,608)     (2,266)     (1,033)       (545)
Less returns to preferred
  stockholders                             (219)     (6,723)       (291)     (1,827)       (253)       (826)       (326)        (38)
                                       --------    --------    --------     -------     -------     -------     -------     -------
Net loss applicable to common stock    $ (2,573)   $ (6,243)   $ (1,426)    $(3,291)    $(4,861)    $(3,092)    $(1,359)    $  (583)
                                       ========    ========    ========     =======     =======     =======     =======     =======
Net loss per share-basic               $  (0.02)   $  (0.05)   $  (0.01)    $ (0.03)    $ (0.05)    $ (0.04)    $ (0.02)    $ (0.01)
                                       ========    ========    ========     =======     =======     =======     =======     =======
Weighted average shares outstanding     146,511     131,276     114,767     107,181      90,169      78,833      71,302      66,267
                                       ========    ========    ========     =======     =======     =======     =======     =======

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item in connection with directors and officers is hereby incorporated by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2002 annual meeting of stockholders, which we expect to file on or before April 30, 2002 (the "2002 Annual Meeting Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item with respect to executive compensation is hereby incorporated by reference to the information set forth under the caption "Executive Officer Compensation" in the 2002 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item with respect to security ownership is hereby incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Annual Meeting Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item with respect to certain relationships and related transactions is hereby incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2002 Annual Meeting Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

        See Item 8 for an index to the consolidated financial statements.

(b)  Exhibits

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

      3.4 Certificate of Designations, Preferences and Rights of Series Q Preferred Stock of Able Laboratories, Inc. (filed as Exhibit
                  4.1 to the Company's Current Report on Form 8-K filed August 31, 2001 and incorporated by reference).

      3.5 Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to the Company's Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference).

      3.6 Certificate of Ownership and Merger dated May 18, 2001 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 18, 2001 and incorporated herein by reference).

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

     10.1 *1998 Stock Option Plan (filed as Appendix A to the Registrant's definitive proxy materials for the Special Meeting of Stockholders on March 4, 1998, and incorporated by reference).

     10.2 *Employment Agreement dated November 1, 1991 by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10d to Registrant's Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

     10.3 *Amendment 1 to Employment Agreement by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10c to Registrant's Registration Statement on Form S-1, No. 33-71416, and incorporated by reference).

     10.4 Lease Agreement dated November 29, 1984 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

     10.5 Space Expansion and Term Extension Agreement dated April 1988 between Hollywood Court. Associates and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

     10.6 Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN Associates L.P. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

     10.7 Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10v to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

     10.8 Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference).

     10.9 Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as
                  Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

    10.10 Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10d to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

    10.11 Term Extension Agreement dated August 28, 1997 between CVN Associates, Inc., and Able Laboratories, Inc. with respect to the Company's facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10ii to the Registrant's Report on Form 10-K for the Year Ended December 31, 1997, and incorporated by reference).

    10.12 *Stock Option in the name of Dhananjay G. Wadekar, dated November 19, 1998. (filed as Exhibit 10.80 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

    10.13 *Stock Option in the name of C. Robert Cusick, dated November 19, 1998. (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                  1998).

    10.14 Consultant Stock Plan (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 33-57249, filed on June 19, 1998 and incorporated hereby by reference).

    10.15 *Stock Option in the name of C. Robert Cusick, dated February 4, 1999 (filed as Exhibit 10.7 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

    10.16 *Stock Option in the name of Dhananjay Wadekar, dated February 4, 1999 (filed as Exhibit 10.8 to the Company's Report on the Form 10-QSB for the quarter ended March 31, 1999).

    10.17 *Stock Option in the name of Howard Schneider, dated November 19, 1998 (filed as Exhibit 10.10 to the Company's Report on Form 10-QSB for the quarter ended March 31, 1999).

    10.20 Loan Agreement between Able Laboratories, Inc. and New Jersey Economic Development Authority dated June 1, 1999 (filed as
                  Exhibit 10.8 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999).

    10.21 $2,000,000 Promissory Note of Able Laboratories, Inc. dated June 1, 1999 (filed as Exhibit 10.9 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999).

    10.22 Leasehold Mortgage Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999 (filed as Exhibit 10.10 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999).

    10.23 Guaranty of DynaGen, Inc. dated June 1, 1999 in favor of New Jersey Economic Development Authority (filed as Exhibit 10.11 to the Company's Report on Form 10-QSB for the quarter ended June 30, 1999).

    10.24 *Stock Option in the name of Dhananjay G. Wadekar, dated October 13, 2000 (filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for quarter ended September 30, 2000, and incorporated herein by reference).

    10.25         *Stock Option in the name of Harry Silverman, dated April 20,
                  2000.

    10.26         *Stock Option in the name of Harry Silverman, dated May 31,
                  2000.

    10.27         *Stock Option in the name of James B. Klint, dated April 20,
                  2000.

    10.28         *Stock Option in the name of James B. Klint, dated May 31,
                  2000.

    10.29 *Stock Option in the name of C. Robert Cusick, dated February 24, 2001 (filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

    10.30 *Stock Option in the name of James Klint, MD, dated February 24, 2001 (filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

    10.31 *Stock Option in the name of F. Howard Schneider, dated February 24, 2001 (filed as Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

    10.32 *Stock Option in the name of Harry Silverman, dated February 24, 2001 (filed as Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

    10.33 *Stock Option in the name of Dhananjay Wadekar, dated February 24, 2001 (filed as Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

    10.34 First Amended and Restated Loan Agreement dated February 23, 2001, among DynaGen Inc., RxBazaar.com, Inc., Superior Pharmaceutical Company, Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.35 Unconditional Guaranty dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.36 Credit Agreement dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.37 Unconditional Guaranty dated February 23, 2001, among Able Laboratories, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.38 Security Agreement dated February 23, 2001, between Able Laboratories, Inc. and FINOVA Mezzanine Capital Inc. (filed as
                  Exhibit 99.6 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.39 Intercreditor Agreement dated February 21, 2001, among Triple L Ltd., K&L Financial, Inc., Northway State Bank, FINOVA Mezzanine Capital Inc., Argosy Investment Partners, L.P., U.S. Bank Trust National Association and Able Laboratories, Inc. (filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.40 Assignment and Assumption Agreement dated February 23, 2001, among DynaGen, Inc., Able Laboratories, Inc. and Superior Pharmaceutical Company (filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.41 Asset Purchase Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.42 Equipment Lease Agreement dated February 16, 2001, between Able Laboratories, Inc. and Triple L, Ltd. (filed as Exhibit
                  99.11 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.43 Indemnity and Stock Issuance Agreement dated February 15, 2001, among DynaGen, Inc., Infusion Capital Investment Corporation and Ocean Marketing Corporation (filed as Exhibit
                  99.12 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.44 Guaranty and Pledge Agreement dated February 15, 2001, among DynaGen, Inc., RxBazaar.com, Inc., Kenilworth LLC, Infusion Capital Investment Corporation and Ocean Marketing Corporation (filed as Exhibit 99.13 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.45 Bill of Sale dated December 29, 2000, between Generic Distributors, Inc. and Louisiana Wholesale Drug Company, Inc. (filed as Exhibit 99.14 to the Company's Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

    10.46 Stock Purchase Agreement for Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 31, 2001 and incorporated by reference).

    10.47 Registration Rights Agreement for Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed August 31, 2001 and incorporated by reference).

    10.48 Common Stock Purchase Agreement dated December 15, 2001 (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3 filed on January 10, 2002, and incorporated by reference).

    10.49 Registration Rights Agreement dated December 15, 2001 (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed on January 10, 2002, and incorporated by reference)

    10.50 Lease dated September 26, 2001, by and between Kennedy Montrose, L.L.C. and the Company for property located at 3601 Kennedy Road, South Plainfield, New Jersey 07080 (filed as
                  Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference).

     21.1         Subsidiaries of the Registrant

     23.1         Consent of Wolf & Co., P.C.

     24.1         Power of Attorney (contained on the signature page of this
                  Report.)
---------------------------
* Indicates a management contract or any compensatory plan, contract or arrangement.


(b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the fourth quarter of fiscal 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ABLE LABORATORIES, INC.

                                       By:  /s/ Dhananjay G. Wadekar
                                            -------------------------------
                                            Dhananjay G. Wadekar
                                            President, Chief Executive Officer
                                            and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated; and each of the undersigned officers and directors of Able Laboratories, Inc. hereby severally constitutes and appoints Dhananjay G. Wadekar his true and lawful attorney-in-fact and agent, with full power to him, to sign for him, in his name in the capacity indicated below, all amendments to such report on Form 10-K, hereby ratifying and confirming his signature as it may be signed by his attorney to such report and any and all amendments thereto.


     Signature                        Date                          Title

/S/ DHANANJAY G. WADEKAR         March 28, 2002          Chief Executive Officer, President,
------------------------                                 Treasurer and Director
DHANANJAY G. WADEKAR                                     (PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL
                                                          FINANCIAL AND ACCOUNTING OFFICER)


/S/ JAMES B. KLINT               March 28, 2002          Director
------------------------
JAMES B. KLINT


/S/ HARRY SILVERMAN              March 28, 2002          Director
------------------------
HARRY SILVERMAN