Form 10-Q
period 2002-03-31
ABLE LABORATORIES INC
filed 2002-05-03
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  March 31, 2002

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


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

           DELAWARE                                              04-3029787
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                               200 Highland Avenue
                                    Suite 301
                                Needham, MA 02494
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (781) 449-4926
                           ---------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
     -----            -----

As of April 23, 2002, there were 172,121,891 outstanding shares of common stock, $.01 par value per share.
================================================================================

                             ABLE LABORATORIES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                 MARCH 31, 2002

                                TABLE OF CONTENTS

Facing Page................................................................... 1
Table of Contents............................................................. 2

PART I.  FINANCIAL INFORMATION(*)

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets................................ 3
         Condensed Consolidated Statements of Operations...................... 4
         Condensed Consolidated Statements of Changes in
            Stockholders' Equity (Deficit).................................... 5
         Condensed Consolidated Statements of Cash Flows...................... 6
         Notes to Unaudited Condensed Consolidated Financial Statements....... 7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14
Item 2.  Changes in Securities................................................14
Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES ...................................................................15

(*) The financial information at December 31, 2001 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                          March 31,       December 31,
                                                                            2002              2001
                                                                        ------------      ------------
Current assets:
Cash and cash equivalents                                               $  4,136,038      $  1,155,266
Accounts receivable, net of allowances of $9,685,460 and $8,116,822        1,459,742         4,646,203
Inventory                                                                  5,707,933         4,718,909
Prepaid expenses and other current assets                                    444,607           783,482
                                                                        ------------      ------------
         Total current assets                                             11,748,320        11,303,860
                                                                        ------------      ------------
Property and equipment, net                                                5,676,596         4,495,511
                                                                        ------------      ------------
Other assets:
Investment in RxBazaar securities                                          1,040,000         1,040,000
Debt financing costs, net of accumulated amortization                        179,006           182,606
Cash deposits with bond trustee                                              564,522           505,095
Deposits and other assets                                                    134,139           110,617
                                                                        ------------      ------------
         Total other assets                                                1,917,667         1,838,318
                                                                        ------------      ------------
                                                                        $ 19,342,583      $ 17,637,689
                                                                        ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of long-term debt                     $    234,000      $    586,807
Accounts payable and accrued expenses                                      5,075,222         4,568,443
                                                                        ------------      ------------
         Total current liabilities                                         5,309,222         5,155,250
Long-term debt, less current portion                                       2,252,000         2,290,500
Deferred gain on sale of subsidiary                                        1,296,597         1,296,597
                                                                        ------------      ------------
         Total liabilities                                                 8,857,819         8,742,347
                                                                        ------------      ------------
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
   61,150 shares of Series Q in 2002 and 67,910 shares of Series
   L and Q in 2001 (liquidation value $6,115,000 and $6,791,000)                 612               679

Common stock, $.01 par value, 225,000,000 shares authorized,
   172,121,891 and 169,529,646 shares issued and outstanding               1,721,219         1,695,297
Additional paid-in capital                                                78,289,640        78,428,795
Accumulated deficit                                                      (69,526,707)      (71,229,429)
                                                                        ------------      ------------
         Total stockholders' equity                                       10,484,764         8,895,342
                                                                        ------------      ------------
                                                                        $ 19,342,583      $ 17,637,689
                                                                        ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                 ------------------------------
                                                   March 31,         March 31,
                                                     2002              2001
                                                 ------------      ------------
Sales, net                                       $  9,303,991      $  3,926,296
Cost of sales                                       5,014,832         2,631,667
                                                 ------------      ------------
       Gross profit                                 4,289,159         1,294,629
                                                 ------------      ------------
Operating expenses:
   Selling, general and administrative              1,544,919         1,817,703
   Research and development                         1,020,063           439,739
                                                 ------------      ------------
       Total operating expenses                     2,564,982         2,257,442
                                                 ------------      ------------
       Operating income (loss)                      1,724,177          (962,813)
                                                 ------------      ------------
Other income (expense):
   Interest and financing expense                     (80,307)         (486,939)
   Loss on investment securities                           --           (50,000)
   Miscellaneous income                                58,852            36,257
                                                 ------------      ------------
       Other income (expense), net                    (21,455)         (500,682)
                                                 ------------      ------------
       Net income (loss)                            1,702,722        (1,463,495)
Less returns to preferred stockholders:
   Beneficial conversion features                          --         1,789,999
   Dividends paid and accrued                         126,870            37,165
                                                 ------------      ------------
Net income (loss) applicable to common stock     $  1,575,852      $ (3,290,659)
                                                 ============      ============
Net income (loss) per share:
       Basic                                     $       0.01      $      (0.03)
                                                 ============      ============
       Diluted                                   $       0.01      $      (0.03)
                                                 ============      ============

Weighted average shares outstanding:
       Basic                                      170,952,058       107,181,259
                                                 ============      ============
       Diluted                                    246,208,271       107,181,259
                                                 ============      ============


See accompanying notes to unaudited condensed consolidated financial statements.

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                    CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)





                                  Preferred Stock              Common Stock            Additional
                                 -----------------     --------------------------       Paid-in         Accumulated
                                 Shares     Amount        Shares         Amount         Capital           Deficit          Total
                                 ------     ------     -----------     ----------     -----------      ------------     -----------
Balance at December 31, 2000     52,260     $  522      98,002,026     $  980,020     $64,460,755      $(66,756,522)    $(1,315,225)

Stock options and warrants
  exercised                          --         --         379,700          3,797          (3,397)               --             400
Shares issued for investment
  securities                     47,200        472              --             --       4,719,528                --       4,720,000
Conversion of preferred stock   (13,915)      (139)     10,396,567        103,966        (103,827)               --              --
Conversion of debt and
  accrued interest                   --         --         650,000          6,500         108,500                --         115,000
Stock issued for services            --         --         330,000          3,300          63,000                --          66,300
Comprehensive income:
   Net loss                          --         --              --             --              --        (1,463,495)     (1,463,495)
                                 ------     ------     -----------     ----------     -----------      ------------     -----------
Balance at March 31, 2001        85,545     $  855     109,758,293     $1,097,583     $69,244,559      $(68,220,017)    $ 2,122,980
                                 ======     ======     ===========     ==========     ===========      ============     ===========

Balance at December 31, 2001     67,910     $  679     169,529,646     $1,695,297     $78,428,795      $(71,229,429)    $ 8,895,342

Stock options and warrants
  exercised                          --         --       1,143,905         11,439          (2,439)               --           9,000
Conversion of preferred stock    (6,760)       (67)      1,448,340         14,483         (14,416)               --              --
Cash dividends accrued on
  preferred stock                    --         --              --             --        (122,300)               --        (122,300)
Comprehensive income:
   Net income                        --         --              --             --              --         1,702,722       1,702,722
                                 ------     ------     -----------     ----------     -----------      ------------     -----------
Balance at March 31, 2002        61,150     $  612     172,121,891     $1,721,219     $78,289,640      $(69,526,707)    $10,484,764
                                 ======     ======     ===========     ==========     ===========      ============     ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                  ------------------------------
                                                                    March 31,         March 31,
                                                                      2002              2001
                                                                  ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                              $  1,702,722      $ (1,463,495)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Gain on settlement of warrant put liability                            --           (26,472)
     Loss on sale of investment securities                                  --            50,000
     Stock, stock options and warrants issued for services                  --            66,300
     Depreciation and amortization                                     140,876           342,491
   (Increase) decrease in operating assets:
     Accounts receivable                                             3,186,461          (624,401)
     Inventory                                                        (989,024)         (609,810)
     Prepaid expenses and other current assets                         338,875           174,733
     Deposits and other assets                                         (82,949)         (235,375)
   Increase in operating liabilities:
     Accounts payable and accrued expenses                             384,479         2,063,948
                                                                  ------------      ------------
         Net cash provided by (used for) operating activities        4,681,440          (262,081)
                                                                  ------------      ------------
Cash flows from investing activities:
   Purchase of property and equipment                               (1,318,361)         (152,768)
   Proceeds from sale of subsidiaries                                       --         4,800,000
   Proceeds from sale of investment securities                              --           950,000
                                                                  ------------      ------------
         Net cash provided by (used for) investing activities       (1,318,361)        5,597,232
                                                                  ------------      ------------
Cash flows from financing activities:
   Net proceeds from stock warrants and options                          9,000               400
   Net proceeds from equipment loan                                         --           770,000
   Repayment of debt obligations                                      (391,307)         (342,364)
   Net change in line of credit                                             --        (5,959,405)
                                                                  ------------      ------------
         Net cash used for financing activities                       (382,307)       (5,531,369)
                                                                  ------------      ------------
Net change in cash and cash equivalents                              2,980,772          (196,218)
Cash and cash equivalents at beginning of period                     1,155,266           373,832
                                                                  ------------      ------------
Cash and cash equivalents at end of period                        $  4,136,038      $    177,614
                                                                  ============      ============
Supplemental cash flow information:
   Interest paid                                                  $    106,943      $    516,491
   Conversion of debt and accrued interest into common stock                --           115,000
   Preferred stock issued for investment securities                         --         4,720,000
   Conversion of put liability to notes payable                             --           750,000
   Preferred stock dividend accrued                                    122,300                --



Additional cash flow information is disclosed in Note 2.

See accompanying notes to unaudited condensed consolidated financial statements.

                             ABLE LABORATORIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Able Laboratories, Inc. (the "Company" or "Able") which is engaged in the manufacture of generic pharmaceuticals and its inactive wholly-owned subsidiary, Monroe Subsidiary, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

     On February 23, 2001, we completed the sale of our subsidiary, Superior Pharmaceutical Company ("Superior") to RxBazaar, Inc. The results of operations for the first quarter of 2001, include the operations of Superior up to the date of sale.

     The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

     The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in the Company's Annual Report on From 10-K for the year ended December 31, 2001 filed the Securities and Exchange Commission.

USE OF ESTIMATES

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of receivables, including allowances for chargebacks, rebates and returns, inventory, investment in RxBazaar securities and the valuation of equity instruments issued by the company. Actual results could differ from those estimates.

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

     For 2001, options, warrants, put warrants and convertible securities were anti-dilutive and excluded from the diluted earnings per share computations.

     The net income (loss) applicable to common stockholders has been adjusted for the stated dividends and the amortization of discounts on convertible preferred stock due to beneficial conversion features.

2.   DISPOSITION OF SUBSIDIARY

     On February 23, 2001, the Company sold Superior to RxBazaar, Inc. for a cash payment of $4,000,000, and the assumption by RxBazaar of the Company's existing 13.5% senior subordinated debt in the amount of $2,248,875. The Company remains liable for the subordinated debt as a guarantor and issued contingent stock purchase warrants to the senior subordinated debt holders. The warrants allow the holders to purchase 2,500,000 shares of Able's common stock at $.01 per share if the 13.5% senior subordinated debt is still outstanding on June 17, 2002. In addition, the holders of the subordinated debt may convert such debt, in whole or in part, into common stock of the Company or RxBazaar, and the Company has agreed to register for resale any shares of Company common stock issued upon conversion of the subordinated debt. The Company deferred the gain on the sale of $1,296,597 due to its continuing ownership interest in RxBazaar and its guarantee of the subordinated debt.

     In connection with the sale of Superior Pharmaceutical Company, the Company sold accounts receivable of $3,572,730, inventory of $4,790,316, property and equipment of $191,715 and miscellaneous assets totaling $391,387, net of accounts payable and accrued expenses of $4,596,654.

     Selected operating information for Superior for the period ended February 23, 2001 included in the Company's statement of operations is as follows:

     Sales, net                                               $ 3,067,567
     Cost of sales                                              2,812,726
                                                              -----------
     Gross profit                                                 254,841
     Selling, general and administrative expenses                 581,292
                                                              -----------
     Operating loss                                              (326,451)
     Miscellaneous income                                             120
                                                              -----------
     Net loss                                                 $  (326,331)
                                                              ===========


3.   INVENTORY

     Inventory consists of the following:

                                           MARCH 31,          DECEMBER 31,
                                             2002                2001
                                          -----------         -----------
     Raw materials                        $ 3,504,735         $ 2,968,959
     Work-in-progress                         389,647             231,376
     Finished goods                         1,813,551           1,518,574
                                          -----------         -----------
                                          $ 5,707,933         $ 4,718,909
                                          ===========         ===========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                           MARCH 31,          DECEMBER 31,
                                             2002                2001
                                          -----------         -----------
     Machinery and equipment              $ 4,240,332         $ 3,710,644
     Furniture, fixtures and computers        608,534             511,817
     Leasehold improvements                 2,537,470           1,845,514
                                          -----------         -----------
                                            7,386,336           6,067,975
     Less accumulated depreciation
       and amortization                    (1,709,740)         (1,572,464)
                                          -----------         -----------
                                          $ 5,676,596         $ 4,495,511
                                          ===========         ===========

5.   DEBT

     Debt consists of the following:
                                           MARCH 31,          DECEMBER 31,
                                             2002                2001
                                          -----------         -----------
     Bridge loans                         $        --         $   110,000
     Machinery and equipment financing             --              86,025
     NJEDA bonds                            1,870,000           1,870,000
     Equipment loan                           616,000             654,500
     Notes payable-put liability                   --             156,782
                                          -----------         -----------
           Total                            2,486,000           2,877,307
     Less current portion                     234,000             586,807
                                          -----------         -----------
     Long-term debt                       $ 2,252,000         $ 2,290,500
                                          ===========         ===========


6.   PREFERRED STOCK

     In January 2002, the $676,000 balance of Series L was converted into 1,448,340 shares of common stock.

     In January 2002, the conversion ratio of the Series Q was fixed at approximately 880.52 shares of common stock for each share of Series Q. The outstanding 61,150 shares of Series Q are convertible into approximately 53,843,627 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

     The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company does not provide forecasts of the future financial performance of the Company. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations;
(2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements.

     Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

     In addition to the risks and uncertainties posed generally by the generic drug industry, we face the following risks and uncertainties:

     o if we incur losses, then the value of our common stock will likely decline;

     o    we may have difficulty managing our growth;

     o    we depend on a number of key personnel;

     o    we face intense competition from other manufacturers of generic drugs;

     o we are obligated to issue a large number of shares of common stock at prices lower than market value;

     o conversion of outstanding shares of convertible preferred stock may reduce the market price and dilute the relative voting power of our outstanding common stock;

     o we do not have a sufficient number of shares of authorized common stock to convert all of our outstanding convertible securities;

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

     Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Our distribution businesses sold mostly our competitors' products and the combination of manufacturing and distribution business did not create the strategic advantages we were seeking. On the contrary, we found that we were divided both financially and managerially. As our financial performance failed to meet expectations, our senior lender restricted our borrowing ability and as a result we faced a working capital shortage. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company selling only our own products to customers. In November 2000, we sought and obtained the approval of our shareholders to sell the Superior distribution business and we completed the sale on February 23, 2001. We sold the assets of our Generic Distributors, Incorporated subsidiary in a separate transaction on December 29, 2000. On May 18, 2001, we merged our subsidiary, Able Laboratories, Inc., into our parent company and changed our name to Able Laboratories, Inc.

     The sale of the two distribution subsidiaries involved complex financial transactions. The future outcome of our current strategy is still unknown. In the section of this Report entitled "Certain Factors That May Affect Future Results," we have described several risk factors which we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact to some degree other businesses in our market sector. You should give very careful consideration to these risks and pay special attention to the recent developments when you evaluate Able Laboratories.

     Through December 31, 2001, we financed our operating losses primarily through the proceeds from public and private stock offerings and debt offerings. In the quarter ended March 31, 2002, we reported net income of $1,702,222. We have incurred annual losses since inception and may incur losses in the future.

                          CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies include inventory valuation, revenue recognition and accounts receivable allowances.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Sales for the three months ended March 31, 2002 were $9,303,991 compared to $3,926,296 for the three months ended March 31, 2001. The February 2001 sale of our distribution subsidiary, Superior Pharmaceutical, resulted in a decrease of $3,067,567 in net sales. This $3,067,567 decrease was offset by a significant increase in sales of our recently approved generic drugs resulting in a $5,377,695 or 137% net increase in sales for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Since March 2001, Able has received FDA approval for thirteen new products. Following the sale of Superior, our sales for the second quarter of 2001 were $3,530,737. Sales increased by 44% from the second quarter of 2001 to $5,070,600 in the third quarter of 2001 and increased by 39% to $7,066,599 in the fourth quarter of 2001. Sales for the first quarter of 2002 of $9,303,991 represent an increase of 32% over our sales for the fourth quarter of 2001.

     Cost of sales was $5,014,832, or 54% of sales for the three months ended March 31, 2002, compared to $2,631,667 or 67% of sales for the three months ended March 31, 2001. The increase in the gross profit margin to 46% from 33% is due to the higher margins of new products being manufactured at Able Laboratories. Our cost of sales for the third and fourth quarters of 2001 was 59% and 57%, respectively. As sales continue to increase we expect cost of sales to decline as a percentage of net sales.

     Selling, general and administrative expenses for the three months ended March 31, 2002 were $1,544,919 compared to $1,817,703 for the three months ended March 31, 2001. Expenses declined by $581,292 as a result of the sale of Superior; however, the savings were offset by increased costs at our manufacturing facility. Excluding costs related to Superior, our expenses increased by $308,508 for the three months ended March 31, 2002 compared to the prior year. The increase of $308,508 is primarily due to an increase in sales commissions of $172,000 and an increase in advertising and trade shows of $94,733. As of March 31, 2002, we had 20 full-time employees in selling, general and administrative positions compared to 20 full-time employees in similar positions at March 31, 2001.

     Research and development expenses for the three months ended March 31, 2002 were $1,020,063, compared to $439,739 for the three months ended March 31, 2001. The increase in expenses relates to an increased rate of filings with the FDA for new product approvals. Costs of biostudies conducted by independent contract research organizations for the three months ended March 31, 2002 and 2001 were $379,648 and $266,745, respectively. Able currently has fifteen new products pending approval with the FDA and expects to increase its research and development activities for a broad range of products over the next several months.

     Our operating income for the three months ended March 31, 2002 increased by $2,686,990 to $1,724,177 compared to our operating loss of $(962,813) for the three months ended March 31, 2001. This improvement is due primarily to a

$2,994,530 increase in our gross profit compared to the prior year. Our operating income has also improved from the $194,542 and $546,932 reported in the third and fourth quarters of 2001.

     Interest and financing expenses for the three months ended March 31, 2002 were $80,307, compared to $486,939 for the three months ended March 31, 2001. Our interest and financing expenses decreased by $406,632 as our senior secured debt was paid off and our senior subordinated debt was eliminated as a result of the February 23, 2001 sale of Superior. In addition, we paid off several debt obligations during the three months ended March 31, 2002.

     We recorded net income of $1,702,722 for the three months ended March 31, 2002, compared to a net loss of $(1,463,495) for the three months ended March 31, 2001. We recorded net income applicable to common stock of $1,575,852, or $0.01 per share, for the three months ended March 31, 2002, compared to a net loss applicable to common stock of $(3,290,659) or $(0.03) per share for the three months ended March 31, 2001. Diluted earnings per share were $0.01 for the three months ended March 31, 2002 compared to a diluted loss per share of $(0.03) for the three months ended March 31, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had working capital of $6,439,098 compared to working capital of $6,148,610 at December 31, 2001. Cash was $4,136,038 as of March 31, 2002, compared to $1,155,266 at December 31, 2001. The $290,488 increase in working capital is primarily due to our net income of $1,702,722 for the three months ended March 31, 2002 offset by our additional investment of $1,318,361 in property and equipment. We expect to make additional investments of approximately $500,000 in property and equipment in the next quarter. Significant changes in our working capital components include an increase of $989,024 in inventory to support our sales growth and a decrease of $3,186,461 in accounts receivable. As we introduced new products in 2001, we granted extended payment terms on sales to certain customers. In 2002, we have granted limited extended payment terms to our customers. The accounts receivable allowance includes allowances for customer chargebacks, rebates, other pricing adjustments and doubtful accounts. Processing of certain allowances may occur after collection of the original receivable. We expect to fund our working capital needs from operations. If we need additional working capital, we intend to seek a line of credit or other debt financing before selling additional equity securities.

     During the three months ended March 31, 2002, the Company paid down its debt obligations by $391,307. The Company paid off its obligations under its bridge loans, a machinery and equipment financing and its notes payable-put liability. Current maturities of debt obligations decreased to $234,000 at March 31, 2002 from $586,807 at December 31, 2001.

     At March 31, 2002, our off-balance-sheet risk consists of our guarantee of the $2,250,000 senior subordinated debt assumed by RxBazaar in connection with the sale of Superior. This debt matures on June 17, 2004. RxBazaar is current with its payments on this obligation but is in default of certain loan covenants. RxBazaar received $3,000,000 in additional equity in April 2002 and is pursuing options for new senior subordinated financing. If the debt remains outstanding on June 17, 2002, contingent warrants to purchase 2,500,000 shares of our common stock at $.01 per share will become exercisable by the senior subordinated debt holders. If RxBazaar is unable to repay this debt before June 17, 2002, we will evaluate our options to prevent the warrants from becoming exercisable.

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


ITEM 2. CHANGES IN SECURITIES

     (a)  Not applicable

     (b)  Not applicable

     (c) Sales of Unregistered Securities. In the three months ended March 31, 2002, we sold the following securities:

     During the quarter ending March 31, 2002, we issued 2,592,245 shares of common stock upon the exercise of options and warrants and conversion of convertible preferred stock.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits
          ----------------

     The following exhibits, required by Item 601 of Regulation S-K are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

   EXHIBIT
   NO.    ITEM
   ------ ----
   3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

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

    (b)   Reports on Form 8-K
          -------------------

          The Company did not file any current reports on Form 8-K during the first quarter of Fiscal 2002.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ABLE LABORATORIES, INC.


         Dated:  May 6, 2002       By: /s/ Dhananjay G. Wadekar
                                       ------------------------
                                       Dhananjay G. Wadekar
                                       Principal Executive Officer and Principal
                                       Financial and Accounting Officer

                                  EXHIBIT INDEX

   EXHIBIT
   NO.    ITEM
   ------ ----
   3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to the Company's Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

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