Form 10-Q
period 2002-06-30
ABLE LABORATORIES INC
filed 2002-08-09
CIK 857171

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  June 30, 2002


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

As of July 29, 2002, there were 11,585,533 outstanding shares of common stock, $.01 par value per share.
================================================================================

                             ABLE LABORATORIES, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                  JUNE 30, 2002


                                TABLE OF CONTENTS


Facing Page...................................................................1
Table of Contents.............................................................2


PART I.  FINANCIAL INFORMATION(*)

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets................................3
         Condensed Consolidated Statements of Operations......................4
         Condensed Consolidated Statements of Changes in Stockholders'
           Equity (Deficit)...................................................5
         Condensed Consolidated Statements of Cash Flows......................6
         Notes to Unaudited Condensed Consolidated Financial Statements.......7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................16
Item 2.  Changes in Securities...............................................16
Item 4.  Submission of Matters to a Vote of Security Holders.................16
Item 5.  Other Information...................................................17
Item 6.  Exhibits and Reports on Form 8-K....................................17


SIGNATURES ..................................................................19




(*) The financial information at December 31, 2001 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,        December 31,
                                                                             2002              2001
                                      ASSETS                             ------------      ------------
Current assets:
Cash and cash equivalents                                                $  3,153,176      $  1,155,266
Accounts receivable, net of allowances of $13,073,203 and $8,116,822        1,432,103         4,646,203
Inventory                                                                   9,695,243         4,718,909
Prepaid expenses and other current assets                                     548,699           783,482
                                                                         ------------      ------------
         Total current assets                                              14,829,221        11,303,860
                                                                         ------------      ------------

Property and equipment, net                                                 6,068,505         4,495,511
                                                                         ------------      ------------
Other assets:
Investment in RxBazaar securities                                                  --         1,040,000
RxBazaar note receivable                                                    1,993,403                --
Debt financing costs, net of accumulated amortization                         175,406           182,606
Cash deposits with bond trustee                                               488,583           505,095
Deposits and other assets                                                     153,202           110,617
                                                                         ------------      ------------
         Total other assets                                                 2,810,594         1,838,318
                                                                         ------------      ------------
                                                                         $ 23,708,320      $ 17,637,689
                                                                         ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of long-term debt                      $    244,000      $    586,807
Accounts payable and accrued expenses                                       6,314,833         4,568,443
                                                                         ------------      ------------
         Total current liabilities                                          6,558,833         5,155,250
Long-term debt, less current portion                                        4,055,734         2,290,500
Deferred gain on sale of subsidiary                                                --         1,296,597
                                                                         ------------      ------------
         Total liabilities                                                 10,614,567         8,742,347
                                                                         ------------      ------------
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
   59,650 shares of Series Q in 2002 and 67,910 shares of Series
   L and Q in 2001 (liquidation value $5,965,000 and $6,791,000)                  597               679

Common stock, $.01 par value, 25,000,000 shares authorized,
   11,585,304 and 11,301,976 shares issued and outstanding                    115,853           113,020
Additional paid-in capital                                                 80,154,530        80,011,072
Accumulated deficit                                                       (67,177,227)      (71,229,429)
                                                                         ------------      ------------
         Total stockholders' equity                                        13,093,753         8,895,342
                                                                         ------------      ------------
                                                                         $ 23,708,320      $ 17,637,689
                                                                         ============      ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended                  Six Months Ended
                                                 ------------------------------      ------------------------------
                                                   June 30,          June 30,          June 30,          June 30,
                                                     2002              2001              2002              2001
                                                 ------------      ------------      ------------      ------------
Sales, net                                       $ 12,499,578      $  3,530,737      $ 21,803,569      $  7,457,032
Cost of sales                                       6,568,183         2,847,911        11,583,015         5,479,578
                                                 ------------      ------------      ------------      ------------
       Gross profit                                 5,931,395           682,826        10,220,554         1,977,454
                                                 ------------      ------------      ------------      ------------
Operating expenses:
   Selling, general and administrative              1,803,048         1,093,099         3,347,967         2,910,802
   Research and development                         1,707,792           569,508         2,727,855         1,009,246
                                                 ------------      ------------      ------------      ------------
       Total operating expenses                     3,510,840         1,662,607         6,075,822         3,920,048
                                                 ------------      ------------      ------------      ------------
       Operating income (loss)                      2,420,555          (979,781)        4,144,732        (1,942,594)
                                                 ------------      ------------      ------------      ------------
Other income (expense):
   Interest and financing expense                    (113,925)         (278,892)         (194,232)         (765,830)
   Loss on investment securities                           --                --                --           (50,000)
   Miscellaneous income                                42,850           123,430           101,702           159,686
                                                 ------------      ------------      ------------      ------------
       Other income (expense), net                    (71,075)         (155,462)          (92,530)         (656,144)
                                                 ------------      ------------      ------------      ------------
       Net income (loss)                            2,349,480        (1,135,243)        4,052,202        (2,598,738)
Less returns to preferred stockholders:
   Beneficial conversion features                          --           170,833                --         1,960,832
   Dividends paid and accrued                         120,006           119,615           246,876           156,780
                                                 ------------      ------------      ------------      ------------
Net income (loss) applicable to common stock     $  2,229,474      $ (1,425,691)     $  3,805,326      $ (4,716,350)
                                                 ============      ============      ============      ============

Net income (loss) per share:
       Basic                                     $       0.19      $      (0.19)     $       0.33      $      (0.64)
                                                 ============      ============      ============      ============
       Diluted                                   $       0.15      $      (0.19)     $       0.25      $      (0.64)
                                                 ============      ============      ============      ============

Weighted average shares outstanding:
       Basic                                       11,524,018         7,651,144        11,460,762         7,391,645
                                                 ============      ============      ============      ============
       Diluted                                     16,097,317         7,651,144        16,272,780         7,391,645
                                                 ============      ============      ============      ============



                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                    CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)




                                    Preferred Stock              Common Stock           Additional
                               -------------------------   -------------------------      Paid-in       Accumulated
                                 Shares        Amount        Shares        Amount         Capital         Deficit         Total
                               ----------   ------------   ----------   ------------   ------------    ------------    ------------
Balance at December 31, 2000       52,260   $        522    6,533,468   $     65,335   $ 65,375,440    $(66,756,522)   $ (1,315,225)

Stock options and
  warrants exercised                   --             --       41,980            420            (20)             --             400
Shares issued for
  investment securities            47,200            472           --             --      4,719,528              --       4,720,000
Shares issued in private
  placement                         6,000             60           --             --        596,940              --         597,000
Conversion and redemption
  of preferred stock              (37,722)          (377)   1,349,025         13,490       (118,113)             --        (105,000)
Conversion of debt and
  accrued interest                     --             --       43,333            433        114,567              --         115,000
Stock and warrants issued
  for services                         --             --      188,667          1,887        879,691              --         881,578
Comprehensive income:
  Net loss                             --             --           --             --             --      (2,598,738)     (2,598,738)
                               ----------   ------------   ----------   ------------   ------------    ------------    ------------
Balance at June 30, 2001           67,738   $        677    8,156,473   $     81,565   $ 71,568,033    $(69,355,260)   $  2,295,015
                               ==========   ============   ==========   ============   ============    ============    ============

Balance at December 31, 2001       67,910   $        679   11,301,976   $    113,020   $ 80,011,072    $(71,229,429)   $  8,895,342

Stock options and
  warrants exercised                   --             --       98,722            987         12,214              --          13,201
Conversion of preferred
  stock                            (8,260)           (82)     184,606          1,846         (1,764)             --              --
Cash dividends on
  preferred stock                      --             --           --             --       (242,306)             --        (242,306)
Warrants issued with debt              --             --           --             --        375,314              --         375,314
Comprehensive income:
  Net income                           --             --           --             --             --       4,052,202       4,052,202
                               ----------   ------------   ----------   ------------   ------------    ------------    ------------
Balance at June 30, 2002           59,650   $        597   11,585,304   $    115,853   $ 80,154,530    $(67,177,227)   $ 13,093,753
                               ==========   ============   ==========   ============   ============    ============    ============




                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                    ------------------------------
                                                                      June 30,          June 30,
                                                                        2002              2001
                                                                    ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                $  4,052,202      $ (2,598,738)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Gain on settlement of warrant put liability                              --           (26,472)
     Loss on sale of investment securities                                    --            50,000
     Stock, stock options and warrants issued for services                    --           881,578
     Depreciation and amortization                                       399,821           516,846
   (Increase) decrease in operating assets:
     Accounts receivable                                               3,214,100          (594,190)
     Inventory                                                        (4,976,334)       (1,553,053)
     Prepaid expenses and other current assets                           234,783          (417,339)
     Deposits and other assets                                           (26,073)         (275,967)
   Increase in operating liabilities:
     Accounts payable and accrued expenses                             1,688,762         3,428,746
                                                                    ------------      ------------
         Net cash provided by (used for) operating activities          4,587,261          (588,589)
                                                                    ------------      ------------
Cash flows from investing activities:
   Purchase of property and equipment                                 (1,958,067)         (688,323)
   Purchase of RxBazaar note receivable                               (2,250,000)               --
   Proceeds from sale of subsidiaries                                         --         4,800,000
   Proceeds from sale of investment securities                                --           950,000
                                                                    ------------      ------------
         Net cash provided by (used for) investing activities         (4,208,067)        5,061,677
                                                                    ------------      ------------
Cash flows from financing activities:
   Net proceeds from stock warrants and options                           13,201               400
   Net proceeds from private stock placement                                  --           597,000
   Redemption of preferred stock                                              --          (105,000)
   Net proceeds from debt obligations                                  2,300,000           870,000
   Repayment of debt obligations                                        (509,807)         (468,508)
   Net change in line of credit                                               --        (5,959,405)
   Increase in bank overdraft                                                 --           225,492
   Preferred stock dividends paid                                       (184,678)               --
                                                                    ------------      ------------
         Net cash provided by (used for) financing activities          1,618,716        (4,840,021)
                                                                    ------------      ------------

Net change in cash and cash equivalents                                1,997,910          (366,933)
Cash and cash equivalents at beginning of period                       1,155,266           373,832
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $  3,153,176      $      6,899
                                                                    ============      ============
Supplemental cash flow information:
   Interest paid                                                    $    166,999      $    603,254
   Conversion of debt and accrued interest into common stock                  --           115,000
   Preferred stock issued for investment securities                           --         4,720,000
   Conversion of put liability to notes payable                               --           750,000
Additional cash flow information is disclosed in Notes 2 and 5

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

REVERSE STOCK SPLIT

       On May 29, 2002, our stockholders approved a 1-for-15 reverse stock split of our common stock. The reverse stock split became effective on June 3, 2002. All common stock information presented herein has been retroactively restated to reflect the reverse stock split.

USE OF ESTIMATES

       In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of receivables, including allowances for chargebacks, rebates and returns, inventory, investment in RxBazaar securities, RxBazaar note receivable and the valuation of equity instruments issued by the company. Actual results could differ from those estimates.

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

2.     DISPOSITION OF SUBSIDIARY

       On February 23, 2001, the Company sold Superior to RxBazaar, Inc. for a cash payment of $4,000,000, and the assumption by RxBazaar of the Company's existing 13.5% senior subordinated debt in the amount of $2,248,875. The Company was liable for the subordinated debt as a guarantor and had issued contingent stock purchase warrants to the senior subordinated debt holders. The warrants would have allowed the holders to purchase 166,667 shares of Able's common stock at $.15 per share if the 13.5% senior subordinated debt was still outstanding on June 17, 2002. In addition, the holders of the subordinated debt had the option to convert such debt, in whole or in part, into common stock of the Company or RxBazaar. The Company deferred the gain on the sale of $1,296,597 due to its continuing ownership interest in RxBazaar and its guarantee of the subordinated debt.

       In connection with the sale of Superior Pharmaceutical Company, the Company sold accounts receivable of $3,572,730, inventory of $4,790,316, property and equipment of $191,715 and miscellaneous assets totaling $391,387, net of accounts payable and accrued expenses of $4,596,654.

       Selected operating information for Superior for the period ended February 23, 2001 included in the Company's statement of operations is as follows:

       Sales, net ....................................   $  3,067,567
       Cost of sales .................................      2,812,726
                                                         ------------
       Gross profit ..................................        254,841
       Selling, general and administrative expenses...        581,292
                                                         ------------
           Operating loss ............................       (326,451)
       Miscellaneous income ..........................            120
                                                         ------------
       Net loss ......................................   $   (326,331)
                                                         ============

       On June 14, 2002, the Company purchased the senior subordinated debt of RxBazaar for $2,250,000 and the contingent stock purchase warrants were cancelled. In addition, the Company applied $1,040,000 of the deferred gain against the carrying value of its investment in RxBazaar securities and the $256,597 balance of the deferred gain was applied to the carrying value of the $2,250,000 notes receivable from RxBazaar. The notes mature on June 17, 2004, bear interest at 13.5% payable monthly, are secured by a second lien on substantially all assets of RxBazaar and are subject to an inter-creditor agreement with RxBazaar's asset-based lender. The Company has the right to convert the notes into common stock of RxBazaar at the current market value of RxBazaar's common stock. The Company has agreed that it will not convert the notes if such conversion would result in the Company owning more than 19.9% of the issued and outstanding stock of RxBazaar.

3.     INVENTORY

       Inventory consists of the following:

                                                   JUNE 30,        DECEMBER 31,
                                                     2002              2001
                                                 ------------      ------------
       Raw materials                             $  5,825,037      $  2,968,959
       Work-in-progress                               790,147           231,376
       Finished goods                               3,080,059         1,518,574
                                                 ------------      ------------
                                                 $  9,695,243      $  4,718,909
                                                 ============      ============

4.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                   JUNE 30,        DECEMBER 31,
                                                     2002              2001
                                                 ------------      ------------
       Machinery and equipment                   $  5,058,293      $  3,710,644
       Furniture, fixtures and computers              658,510           511,817
       Leasehold improvements                       2,309,239         1,845,514
                                                 ------------      ------------
                                                    8,026,042         6,067,975
       Less accumulated depreciation and
         amortization                              (1,957,537)       (1,572,464)
                                                 ------------      ------------
                                                 $  6,068,505      $  4,495,511
                                                 ============      ============

5.     DEBT

       Debt consists of the following:

                                                   JUNE 30,        DECEMBER 31,
                                                     2002              2001
                                                 ------------      ------------
       Bridge loans                              $         --      $    110,000
       Machinery and equipment financing                   --            86,025
       NJEDA bonds                                  1,790,000         1,870,000
       Equipment loan                                 577,500           654,500
       Notes payable-put liability                         --           156,782
       Unsecured notes payable, net of
         warrants discount                          1,932,234                --
                                                 ------------      ------------
                Total debt                          4,299,734         2,877,307
       Less current portion                           244,000           586,807
                                                 ------------      ------------
       Long-term debt                            $  4,055,734      $  2,290,500
                                                 ============      ============


       In June 2002, the Company borrowed $2,300,000 from existing institutional and accredited investors, including certain officers of Able and RxBazaar, all of whom are related parties. The unsecured notes mature on June 14, 2004 and bear interest at 12% payable monthly. The Company also issued immediately exercisable three-year warrants to purchase 170,200 shares of common stock at $5.10 per share to the investors. Proceeds of $375,314 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the notes. Proceeds of this financing were used to purchase the 13.5% senior subordinated notes receivable from RxBazaar.

6.     PREFERRED STOCK

       In January 2002, the $676,000 balance of Series L was converted into 96,556 shares of common stock.

       In January 2002, the conversion ratio of the Series Q was fixed at approximately 58.70 shares of common stock for each share of Series Q. During the six months ended June 30, 2002, 1,500 shares of Series Q were converted into 88,050 shares of common stock. The outstanding 59,650 shares of Series Q are convertible into approximately 3,501,455 shares of common stock.

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

       Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results," as well as the factors discussed in our Registration Statement on Form S-3, File No. 333-90654, filed with the Securities and Exchange Commission on June 17, 2002, and amended thereafter, under the heading "Risk Factors."

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

       o the value of the common stock has fluctuated widely in the past and investors could lose money on their investment in our stock;

       o we may face product liability for which we are not adequately insured; and

       o intense regulation by government agencies may delay our efforts to gain necessary government approvals of our proposed drug products.

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

       Through December 31, 2001, we financed our operating losses primarily through the proceeds from public and private stock offerings and debt offerings. For the six months ended June 30, 2002, we reported net income of $4,052,202. Although we have reported profits in the past two quarters, we have incurred substantial losses since inception. Since generic drug manufacturing is a highly competitive business, we cannot provide any assurance that we will be consistently profitable in the future.

                          CRITICAL ACCOUNTING POLICIES

       Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies, including inventory valuation, revenue recognition and accounts receivable allowances, are each discussed in more detail in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

       Sales for the three months ended June 30, 2002 increased by $8,968,841 or 254% to $12,499,578 compared to $3,530,737 for the three months ended June 30, 2001. During the three months ended June 30, 2002 we had 13 FDA approved product families, in 22 different strengths, available for sale compared to 5 FDA approved product families in 12 different strengths, available for sale in the prior period. There were no sales from our former subsidiaries Superior and GDI in the three months ended June 30, 2002 or 2001.

       Cost of sales was $6,568,183 or 53% of sales for the three months ended June 30, 2002, compared to $2,847,911 or 81% of sales for the three months ended June 30, 2001. The improvement in our gross profit margin to 47% from 19% is due to the higher gross profit margins on our recently approved products and manufacturing efficiencies achieved as a result of higher production volumes.

       Selling, general and administrative expenses for the three months ended June 30, 2002 were $1,803,048, compared to $1,093,099 for the three months ended June 30, 2001. The increase of $709,949 is primarily due to an increase in salaries and benefits and sales commissions of approximately $611,000 and $46,000, respectively.

       Research and development expenses for the three months ended June 30, 2002 were $1,707,792 compared to $569,508 for the three months ended June 30, 2001. All of these expenses relate to research which is currently being conducted to develop generic drugs. Costs of biostudies conducted by independent contract research organizations for the three months ended June 30, 2002 and 2001 were approximately $1,092,000 and $135,000, respectively. We currently have seventeen new products pending approval with the FDA and will be increasing our research and development activities for additional products over the next several months.

       Our operating income for the three months ended June 30, 2002 increased by $3,400,336 to $2,420,555, compared to a loss of $(979,781) for the three months ended June 30, 2001. This improvement is primarily due to a $5,248,569 improvement in our gross profit compared to the prior year.

       Interest and financing expenses for the three months ended June 30, 2002 were $113,925, compared to $278,892 for the three months ended June 30, 2001. Interest expense decreased as a result of the payoff of certain short-term loans that were outstanding in the prior year.

       We recorded net income of $2,349,480 for the three months ended June 30, 2002, compared to a net loss of $(1,135,243) for the three months ended June 30, 2001. We recorded net income applicable to common stock of $2,229,474 or $0.19 per share, for the three months ended June 30, 2002, compared to a net loss applicable to common stock of $(1,425,691) or $(0.19) per share for the three months ended June 30, 2001. Diluted earnings per share were $0.15 for the three months ended June 30, 2002, compared to a diluted loss per share of $(0.19) for the three months ended June 30, 2001.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

       Sales for the six months ended June 30, 2002 were $21,803,569 compared to $7,457,032 for the six months ended June 30, 2001. The sales for 2001 included $3,067,567 in net sales of our distribution subsidiary, Superior Pharmaceutical, which we sold in February 2001 and which added no revenue during the 2002 period. This $3,067,567 decrease was offset by a significant increase in sales of our recently approved generic drugs resulting in a $14,346,537 or 192% net increase in sales for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Since March 2001, Able has received FDA approval for thirteen new products. Following the sale of Superior, our sales for the second quarter of 2001 were $3,530,737. Sales increased by 44% from the second quarter of 2001 to $5,070,600 in the third quarter of 2001, increased by 39% to $7,066,599 in the fourth quarter of 2001 and increased by 32% to $9,303,991 in the first quarter of 2002. Sales for the second quarter of 2002 of $12,499,578 represent an increase of 34% over our sales for the first quarter of 2002.

       Cost of sales was $11,583,015 or 53% of sales for the six months ended June 30, 2002, compared to $5,479,578 or 73% of sales for the six months ended June 30, 2001. The increase in the gross profit margin to 47% from 27% is due to the higher margins of new products being manufactured at Able Laboratories. Our cost of sales for the third and fourth quarters of 2001 was 59% and 57%, respectively. Our cost of sales for the first and second quarters of 2002 was 54% and 53%, respectively.

       Selling, general and administrative expenses for the six months ended June 30, 2002 were $3,347,967 compared to $2,910,802 for the six months ended June 30, 2001. Expenses declined by $581,292 as a result of the sale of Superior; however, the savings were offset by increased selling, general and administrative costs at our manufacturing facility. Excluding costs related to Superior, our expenses increased by $1,018,457 for the six months ended June 30, 2002 compared to the prior year. The increase is primarily due to an increase in sales commissions of approximately $323,000 and an increase in salaries and benefits of approximately $685,000. As of June 30, 2002, we had 25 full-time employees in selling, general and administrative positions compared to 20 full-time employees in similar positions at March 31, 2002. We expect to add additional employees in the future to support our sales growth.

       Research and development expenses for the six months ended June 30, 2002 were $2,727,855, compared to $1,009,246 for the six months ended June 30, 2001. The increase in expenses relates to an increased rate of filings with the FDA for new product approvals. Costs of biostudies conducted by independent contract research organizations for the six months ended June 30, 2002 and 2001 were approximately $1,470,000 and $401,000, respectively. We currently have seventeen new products pending approval with the FDA and expect to increase our research and development activities for a broad range of products over the next several months.

       Our operating income for the six months ended June 30, 2002 increased by $6,087,326 to $4,144,732, compared to our operating loss of $(1,942,594) for the six months ended June 30, 2001. This improvement is due primarily to a $8,243,100 increase in our gross profit compared to the prior year. Our operating income has also improved from the $194,542 and $546,932 reported in the third and fourth quarters of 2001 to $1,724,177 and $2,420,555 for the first and second quarters of 2002.

       Interest and financing expenses for the six months ended June 30, 2002 were $194,232, compared to $765,830 for the six months ended June 30, 2001. Our interest and financing expenses decreased by

$571,598 as our senior secured debt was paid off and our senior subordinated debt was eliminated as a result of the February 23, 2001 sale of Superior. In addition, we paid off several other debt obligations during the six months ended June 30, 2002.

       We recorded net income of $4,052,202 for the six months ended June 30, 2002, compared to a net loss of $(2,598,738) for the six months ended June 30, 2001. We recorded net income applicable to common stock of $3,805,326, or $0.33 per share, for the six months ended June 30, 2002, compared to a net loss applicable to common stock of $(4,716,350) or $(0.64) per share for the six months ended June 30, 2001. Diluted earnings per share were $0.25 for the six months ended June 30, 2002 compared to a diluted loss per share of $(0.64) for the six months ended June 30, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2002, we had working capital of $8,270,388 compared to working capital of $6,148,610 at December 31, 2001. Cash was $3,153,176 as of June 30, 2002, compared to $1,155,266 at December 31, 2001. The $2,121,778 increase in working capital is primarily due to our net income of $4,052,202 for the six months ended June 30, 2002 offset by our additional investment of $1,958,067 in property and equipment. We expect to make additional investments of approximately $1,000,000 in property and equipment in the next quarter. Significant changes in our working capital components include an increase of $4,976,334 in inventory to support our sales growth and a decrease of $3,214,100 in accounts receivable. As we introduced new products in 2001, we granted extended payment terms on sales to certain customers. In 2002, we have granted limited extended payment terms to our customers. The accounts receivable allowance includes allowances for customer chargebacks, rebates, other pricing adjustments and doubtful accounts. Processing of certain allowances may occur after collection of the original receivable. We expect to fund our working capital needs from operations. If we need additional working capital, we intend to seek a line of credit or other debt financing before selling additional equity securities, although there is no guarantee that we will be able to secure such financing.

       During the six months ended June 30, 2002, we paid down our debt obligations by $509,807. We paid off our obligations under our bridge loans, a machinery and equipment financing and our notes payable-put liability. Current maturities of debt obligations decreased to $244,000 at June 30, 2002 from $586,807 at December 31, 2001.

       In June 2002, we eliminated our off-balance-sheet risk which consisted of our guarantee of the $2,250,000 senior subordinated debt assumed by RxBazaar in connection with the sale of Superior. If the debt had remained outstanding on June 17, 2002, contingent warrants to purchase 166,667 shares of our common stock at $.15 per share would have become exercisable by the senior subordinated debt holders. In June 2002, we borrowed $2,300,000 from existing related party institutional and accredited investors. Proceeds of this borrowing were used to purchase the $2,250,000 senior subordinated debt of RxBazaar thereby eliminating the off-balance sheet risk. RxBazaar is current with its payments on this obligation but is in default of certain loan covenants. The warrants to purchase 166,667 shares at $.15 per share were cancelled and new warrants to purchase 170,200 shares of common stock at $5.10 per share were issued to noteholders in connection with our new borrowing of $2,300,000.

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

ITEM 2.  CHANGES IN SECURITIES

       (a) Not applicable

       (b) Not applicable

       (c) Sales of Unregistered Securities. In the three months ended June 30, 2002, we sold the following securities in reliance on one or more exemptions from registration under the Securities Act including the exemption under Section 4(2) thereof and Rule 506 promulgated thereunder:

       On June 14, 2002, we issued unsecured promissory notes with an aggregate principal amount of $2,300,000 to institutional or accredited investors. The notes bear interest at a rate of 12% payable monthly. We also issued immediately exercisable three-year warrants to purchase 170,200 shares of common stock at a price of $5.10 per share to such investors.

       During the quarter ending June 30, 2002, we issued 110,511 shares of common stock upon the exercise of options and warrants and conversion of convertible preferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 29, 2002 we held our annual meeting of stockholders. Two matters were presented for stockholder consideration: to elect directors for the ensuing year and to approve a plan of recapitalization that will result in a 1-for-15 reverse split of our common stock. As of the record date for the meeting, there were 15,107,105 votes eligible to be cast at the meeting; of these, 10,892,844 were present in person or represented by proxy. The results for each of these proposals were as follows:

       Proposal 1: To elect a board of directors for the ensuing year:

            Name                             For                     Abstain
            ----                             ---                     -------
       James B. Klint, MD                 10,794,831                  98,012
       F. Howard Schneider                10,794,011                  98,833
       Harry Silverman                    10,798,738                  94,105
       Dhananjay G. Wadekar               10,762,413                 130,431


       Proposal 2: To approve a plan of recapitalization that will result in a 1-for-15 reverse split of our common stock:

       For.............................. 8,019,046
       Against..........................   350,330
       Abstain..........................    13,071

       All share numbers have been adjusted to reflect the 1-for-15 reverse split of our common stock, which was effective on June 3, 2002.


ITEM 5.  OTHER INFORMATION

       Our Chief Executive Officer and Chief Financial Officer has furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.


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

  3.7     Certificate of Amendment of Certificate of Incorporation dated May 31,
          2002.

  10.1 Form of Subscription Agreement for the 12% Unsecured Promissory Notes and Warrants dated as of June 5, 2002.

  10.2    Form of 12% Unsecured Promissory Note dated June 14, 2002.

  10.3    Form of Warrant to Purchase Stock dated June 14, 2002 (filed as
          Exhibit 4.9 to the Company's Registration Statement on Form S-3 filed June 17, 2002, and incorporated by reference).

  10.4 Lease dated July 24, 2002, by and between Kennedy Montrose, L.L.C. and the Company for property located at 600 Montrose Avenue, South Plainfield, New Jersey 07080.

  10.5 Lease dated July 17, 2002, by and between Jay F. Antenen, Jr., Jay F. Antenen, Sr., and Donald M. Houpt, III and the Company for property located at 11590 Century Boulevard, Cincinnati, Ohio 45246.

  10.6 Employment Agreement dated May 29, 2002 by and between the Company and Dhananjay G. Wadekar.

  10.7 Lease dated April 25, 2002, by and between P&R Fasteners, Inc. and the Company for property located at 5 Hollywood Court, South Plainfield, New Jersey 07080.



(b)    Reports on Form 8-K

       The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ABLE LABORATORIES, INC.


       Dated: August 8, 2002       By: /s/ Dhananjay G. Wadekar
                                       -----------------------------------------
                                       Dhananjay G. Wadekar
                                       Principal Executive Officer and Principal
                                       Financial and Accounting Officer

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

  3.7     Certificate of Amendment of Certificate of Incorporation dated May 31,
          2002.

  10.1 Form of Subscription Agreement for the 12% Unsecured Promissory Notes and Warrants dated as of June 5, 2002.

  10.2    Form of 12% Unsecured Promissory Note dated June 14, 2002.

  10.3    Form of Warrant to Purchase Stock dated June 14, 2002 (filed as
          Exhibit 4.9 to the Company's Registration Statement on Form S-3 filed June 17, 2002, and incorporated by reference).

  10.4 Lease dated July 24, 2002, by and between Kennedy Montrose, L.L.C. and the Company for property located at 600 Montrose Avenue, South Plainfield, New Jersey 07080.

  10.5 Lease dated July 17 , 2002, by and between Jay F. Antenen, Jr., Jay F. Antenen, Sr., and Donald M. Houpt, III and the Company for property located at 11590 Century Boulevard, Cincinnati, Ohio 45246.

  10.6 Employment Agreement dated May 29, 2002 by and between the Company and Dhananjay G. Wadekar.

  10.7 Lease dated April 25, 2002, by and between P&R Fasteners, Inc. and the Company for property located at 5 Hollywood Court, South Plainfield, New Jersey 07080.