Form 10-Q
period 2002-09-30
ABLE LABORATORIES INC
filed 2002-11-13
CIK 857171

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended:  September 30, 2002


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ______________


                         COMMISSION FILE NUMBER 1-11352



                               ------------------



                             ABLE LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of October 30, 2002, there were 11,589,564 outstanding shares of common stock, $.01 par value per share.

================================================================================

                             ABLE LABORATORIES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS
                                -----------------



Facing Page.................................................................  1
Table of Contents...........................................................  2



PART I.  FINANCIAL INFORMATION(*)

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets..............................  3
         Condensed Consolidated Statements of Operations....................  4
         Condensed Consolidated Statements of Changes in Stockholders'
             Equity (Deficit)...............................................  5
         Condensed Consolidated Statements of Cash Flows....................  6
         Notes to Unaudited Condensed Consolidated Financial Statements.....  7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 11

Item 4.  Controls and Procedures............................................ 16



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 17
Item 2.  Changes in Securities.............................................. 17
Item 5.  Other Information.................................................. 17
Item 6.  Exhibits and Reports on Form 8-K................................... 17


SIGNATURES ................................................................. 19


CERTIFICATIONS.............................................................. 20



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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   2002              2001
                                                               ------------      ------------
Current assets:
Cash and cash equivalents                                      $  1,822,911      $  1,155,266
Accounts receivable, net of allowances of $18,676,326
   and $8,116,822                                                 5,163,215         4,646,203
Inventory                                                        12,021,001         4,718,909
Prepaid expenses and other current assets                           850,375           783,482
                                                               ------------      ------------
         Total current assets                                    19,857,502        11,303,860
                                                               ------------      ------------

Property and equipment, net                                       8,147,891         4,495,511
                                                               ------------      ------------

Other assets:
Investment in RxBazaar securities                                        --         1,040,000
RxBazaar note receivable                                          1,993,403                --
Debt financing costs, net of accumulated amortization               171,806           182,606
Cash deposits with bond trustee                                     548,540           505,095
Deposits and other assets                                           195,927           110,617
                                                               ------------      ------------
         Total other assets                                       2,909,676         1,838,318
                                                               ------------      ------------
                                                               $ 30,915,069      $ 17,637,689
                                                               ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of long-term debt            $    244,000      $    586,807
Accounts payable and accrued expenses                            10,625,283         4,568,443
                                                               ------------      ------------
         Total current liabilities                               10,869,283         5,155,250
Long-term debt, less current portion                              4,060,765         2,290,500
Deferred gain on sale of subsidiary                                      --         1,296,597
                                                               ------------      ------------
         Total liabilities                                       14,930,048         8,742,347
                                                               ------------      ------------

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized, 59,650 shares of Series Q in 2002 and
   67,910 shares of Series L and Q in 2001 (liquidation
   value $5,965,000 and $6,791,000)                                     597               679
Common stock, $.01 par value, 25,000,000 shares
   authorized, 11,589,564 and 11,301,976 shares issued
   and outstanding                                                  115,896           113,020
Additional paid-in capital                                       80,040,137        80,011,072
Accumulated deficit                                             (64,171,609)      (71,229,429)
                                                               ------------      ------------
         Total stockholders' equity                              15,985,021         8,895,342
                                                               ------------      ------------
                                                               $ 30,915,069      $ 17,637,689
                                                               ============      ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            ------------------------------      ------------------------------
                                            SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                2002              2001              2002              2001
                                            ------------      ------------      ------------      ------------
Sales, net                                  $ 15,024,914      $  5,070,600      $ 36,828,483      $ 12,527,632
Cost of sales                                  7,676,763         2,997,511        19,259,778         8,477,089
                                            ------------      ------------      ------------      ------------
       Gross profit                            7,348,151         2,073,089        17,568,705         4,050,543
                                            ------------      ------------      ------------      ------------
Operating expenses:
   Selling, general and administrative         1,755,912         1,351,523         5,103,879         4,262,325
   Research and development                    2,214,984           527,024         4,942,839         1,536,270
                                            ------------      ------------      ------------      ------------
       Total operating expenses                3,970,896         1,878,547        10,046,718         5,798,595
                                            ------------      ------------      ------------      ------------
       Operating income (loss)                 3,377,255           194,542         7,521,987        (1,748,052)
                                            ------------      ------------      ------------      ------------
Other income (expense):
   Interest and financing expense               (175,088)         (141,447)         (369,320)         (907,277)
   Loss on investment securities                      --                --                --           (50,000)
   Miscellaneous income (expense)               (196,549)          426,504           (94,847)          586,190
                                            ------------      ------------      ------------      ------------
       Other income (expense), net              (371,637)          285,057          (464,167)         (371,087)
                                            ------------      ------------      ------------      ------------
       Net income (loss)                       3,005,618           479,599         7,057,820        (2,119,139)
Less returns to preferred stockholders:
   Beneficial conversion features                     --         6,552,244                --         8,513,076
   Dividends paid and accrued                    120,600           170,068           367,476           326,848
                                            ------------      ------------      ------------      ------------
Net income (loss) applicable to common
   stockholders                             $  2,885,018      $ (6,242,713)     $  6,690,344      $(10,959,063)
                                            ============      ============      ============      ============
Net income (loss) per share:
       Basic                                $       0.25      $      (0.71)     $       0.58      $      (1.36)
                                            ============      ============      ============      ============
       Diluted                              $       0.19      $      (0.71)     $       0.44      $      (1.36)
                                            ============      ============      ============      ============
Weighted average shares outstanding:
       Basic                                  11,586,562         8,751,703        11,503,156         8,046,865
                                            ============      ============      ============      ============
       Diluted                                15,870,836         8,751,703        16,162,339         8,046,865
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

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                    CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                              PREFERRED STOCK          COMMON STOCK         ADDITIONAL
                                             -----------------    ---------------------      PAID-IN     ACCUMULATED
                                              SHARES    AMOUNT      SHARES      AMOUNT       CAPITAL       DEFICIT         TOTAL
                                             -------   -------    ----------   --------    -----------   ------------   -----------
Balance at December 31, 2000                  52,260   $   522     6,533,468   $ 65,335    $65,375,440   $(66,756,522)  $(1,315,225)

Stock options and warrants exercised              --        --        43,680        436            (36)            --           400
Shares issued for investment securities       47,200       472            --         --      4,719,528             --     4,720,000
Shares issued in private placement            67,150       672            --         --      6,314,583             --     6,315,255
Conversion and redemption of preferred stock (63,981)     (640)    2,436,384     24,364       (128,724)            --      (105,000)

Conversion of debt and accrued interest           --        --        43,333        433        114,567             --       115,000
Stock, options and warrants issued for
  services                                        --        --       188,667      1,887      1,023,349             --     1,025,236
Comprehensive income:  Net loss                   --        --            --         --             --     (2,119,139)   (2,119,139)
                                             -------   -------    ----------   --------    -----------   ------------   -----------
Balance at September 30, 2001                102,629   $ 1,026     9,245,532   $ 92,455    $77,418,707   $(68,875,661)  $ 8,636,527
                                             =======   =======    ==========   ========    ===========   ============   ===========

Balance at December 31, 2001                  67,910   $   679    11,301,976   $113,020    $80,011,072   $(71,229,429)  $ 8,895,342

Stock options and warrants exercised              --        --       102,982      1,030         18,421             --        19,451
Conversion of preferred stock                 (8,260)      (82)      184,606      1,846         (1,764)            --            --
Cash dividends on preferred stock                 --        --            --         --       (362,906)            --      (362,906)
Warrants issued with debt                         --        --            --         --        375,314             --       375,314
Comprehensive income:  Net income                 --        --            --         --             --      7,057,820     7,057,820
                                             -------   -------    ----------   --------    -----------   ------------   -----------
Balance at September 30, 2002                 59,650   $   597    11,589,564   $115,896    $80,040,137   $(64,171,609)  $15,985,021
                                             =======   =======    ==========   ========    ===========   ============   ===========


                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                    ------------------------------
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        2002              2001
                                                                    ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                $  7,057,820      $ (2,119,139)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Gain on settlement of warrant put liability                              --           (26,472)
     Loss on sale of investment securities                                    --            50,000
     Stock, stock options and warrants issued for services                    --         1,025,236
     Depreciation and amortization                                       620,805           690,895
   (Increase) decrease in operating assets:
     Accounts receivable                                                (517,012)       (4,178,138)
     Inventory                                                        (7,302,092)       (1,886,639)
     Prepaid expenses and other current assets                           (66,893)         (340,881)
     Deposits and other assets                                          (128,755)         (420,294)
   Increase in operating liabilities:
     Accounts payable and accrued expenses                             6,119,690         1,948,292
                                                                    ------------      ------------
         Net cash provided by (used for) operating activities          5,783,563        (5,257,140)
                                                                    ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment                                 (4,211,306)         (960,681)
   Purchase of RxBazaar note receivable                               (2,250,000)               --
   Proceeds from sale of subsidiaries                                         --         4,800,000
   Proceeds from sale of investment securities                                --           950,000
                                                                    ------------      ------------
         Net cash provided by (used for) investing activities         (6,461,306)        4,789,319
                                                                    ------------      ------------

Cash flows from financing activities:
   Net proceeds from stock warrants and options                           19,451               400
   Net proceeds from private stock placement                                  --         5,540,255
   Redemption of preferred stock                                              --          (105,000)
   Net proceeds from debt obligations                                  2,300,000         1,645,000
   Repayment of debt obligations                                        (548,307)         (814,032)
   Net change in line of credit                                               --        (5,959,405)
   Preferred stock dividends paid                                       (425,756)               --
                                                                    ------------      ------------
         Net cash provided by financing activities                     1,345,388           307,218
                                                                    ------------      ------------

Net change in cash and cash equivalents                                  667,645          (160,603)
Cash and cash equivalents at beginning of period                       1,155,266           373,832
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $  1,822,911      $    213,229
                                                                    ============      ============
Supplemental cash flow information:
   Interest paid                                                    $    294,955      $    666,352
   Conversion of debt and accrued interest into common stock                  --           115,000
   Conversion of debt into preferred stock                                    --           775,000
   Preferred stock issued for investment securities                           --         4,720,000
   Conversion of put liability to notes payable                               --           750,000
Additional cash flow information is disclosed in Notes 2 and 5

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             ABLE LABORATORIES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Able Laboratories, Inc. (the "Company" or "Able") which is engaged in the manufacture of generic pharmaceuticals and its inactive wholly-owned subsidiary, Monroe Subsidiary, Inc. Monroe Subsidiary, Inc. was dissolved on September 30, 2002. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in the Company's Annual Report on From 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

     On July 26, 2002, RxBazaar completed a merger with a "public shell" company, that is, a company that did not conduct operations but which had completed a public offering under the Securities Act. As a result of RxBazaar's merger and related reverse stock split, the 1,700,000 shares of RxBazaar common stock held by Able were converted into 238,000 shares of RxBazaar common stock and Able's investment in RxBazaar Series A Preferred stock is now convertible into 345,333 shares of RxBazaar common stock.

     In addition, in September 2002, Able received 239,841 shares of RxBazaar common stock in payment of $479,682 in accrued dividends on the Series A Preferred stock. Able is entitled to receive additional shares of common stock if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to RxBazaar. Able has waived its rights to future dividends on the Series A Preferred stock in exchange for RxBazaar agreeing to register the dividend shares, the common stock held by Able and the common stock issuable on conversion of the Series A Preferred. The RxBazaar registration statement was declared effective on September 30, 2002. Able did not record any income on receipt of the dividend shares due to the uncertainty of Able's ability to realize any benefit from these shares as there is currently no active trading market for RxBazaar's common stock.

     Able has agreed that it will not convert any securities into shares of RxBazaar common stock, if, immediately after such conversion, Able would own more than 4.9% of the issued and outstanding common stock of RxBazaar.

3.   INVENTORY

     Inventory consists of the following:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2002           2001
                                                    ------------   ------------
     Raw materials                                  $  8,044,626   $  2,968,959
     Work-in-progress                                  1,751,665        231,376
     Finished goods                                    2,224,710      1,518,574
                                                    ------------   ------------
                                                    $ 12,021,001   $  4,718,909
                                                    ============   ============

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2002           2001
                                                    ------------   ------------
     Machinery and equipment                        $  5,558,075   $  3,710,644
     Furniture, fixtures and computers                   738,525        511,817
     Leasehold improvements                            3,140,515      1,845,514
     Construction in process                             842,166             --
                                                    ------------   ------------
                                                      10,279,281      6,067,975
     Less accumulated depreciation and amortization   (2,131,390)    (1,572,464)
                                                    ------------   ------------
                                                    $  8,147,891   $  4,495,511
                                                    ============   ============

5.   DEBT

     Debt consists of the following:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2002           2001
                                                    ------------   ------------
     Bridge loans                                   $         --   $    110,000
     Machinery and equipment financing                        --         86,025
     NJEDA bonds                                       1,790,000      1,870,000
     Equipment loan                                      539,000        654,500
     Notes payable-put liability                              --        156,782
     Unsecured notes payable, net of
       warrants discount                               1,975,765             --
                                                    ------------   ------------
           Total debt                                  4,304,765      2,877,307
     Less current portion                               (244,000)      (586,807)
                                                    ------------   ------------
     Long-term debt                                 $  4,060,765   $  2,290,500
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

     In January 2002, the conversion ratio of the Series Q was fixed at approximately 58.70 shares of common stock for each share of Series Q. During the nine months ended September 30, 2002, 1,500 shares of Series Q were converted into 88,050 shares of common stock. The outstanding 59,650 shares of Series Q are convertible into approximately 3,501,523 shares of common stock.

7.   SUBSEQUENT EVENT

     In October 2002, we entered into a $4,000,000 equipment credit facility with a commercial bank. Proceeds of the credit facility will be used to purchase equipment, make leasehold improvements and repay certain existing loans and equipment leases.

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

     Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Our distribution businesses sold mostly our competitors' products and the combination of manufacturing and distribution business did not create the strategic advantages we were seeking. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company. In November 2000, we sought and obtained the approval of our shareholders to sell the Superior distribution business and we completed the sale on February 23, 2001. We sold the assets of our Generic Distributors, Incorporated subsidiary in a separate transaction on December 29, 2000. On May 18, 2001, we merged our subsidiary, Able Laboratories, Inc., into our parent company and changed our name to Able Laboratories, Inc.

     In the section of this Report entitled "Certain Factors That May Affect Future Results," we have described several risk factors which we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact to some degree other businesses in our market sector. You should give very careful consideration to these risks when you evaluate Able Laboratories.

     Through December 31, 2001, we financed our operating losses primarily through the proceeds from public and private stock offerings and debt offerings. For the nine months ended September 30, 2002, we reported net income of $7,057,820. Although we have reported profits in the past three quarters, we have incurred substantial losses since inception. Since generic drug manufacturing is a highly competitive business, we cannot provide any assurance that we will be consistently profitable in the future.


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

RESULTS OF OPERATIONS-- THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Sales for the three months ended September 30, 2002 increased by $9,954,314 or 196% to $15,024,914 compared to $5,070,600 for the three months ended September 30, 2001. During the three months ended September 30, 2002 we had 15 FDA approved product families, in 25 different strengths, available for sale compared to 12 FDA approved product families in 21 different strengths, available for sale in the prior period. Sales for the third quarter of 2002 represent an increase of 20% over our sales of $12,499,578 for the second quarter of 2002.

     Cost of sales was $7,676,763 or 51% of sales for the three months ended September 30, 2002, compared to $2,997,511 or 59% of sales for the three months ended September 30, 2001. The improvement in our gross profit margin to 49% from 41% is due to the higher gross profit margins on our recently approved products and manufacturing efficiencies achieved as a result of higher production volumes.

     Selling, general and administrative expenses for the three months ended September 30, 2002 were $1,755,912, compared to $1,351,523 for the three months ended September 30, 2001. The increase of $404,389 is primarily due to an increase in salaries and benefits, and insurance offset by a decrease in investor relations expenses and professional fees of approximately $461,000, $218,000, ($236,000) and ($23,000), respectively.

     Research and development expenses for the three months ended September 30, 2002 were $2,214,984 compared to $527,024 for the three months ended September 30, 2001. All of these expenses relate to research which is currently being conducted to develop generic drugs. Costs of biostudies conducted by independent contract research organizations for the three months ended September 30, 2002 and 2001 were approximately $342,000 and $185,000, respectively. We received FDA approval for three new products during the three months ended September 30, 2002. As of September 30, 2002, we had twenty new products pending approval with the FDA and will be increasing our research and development activities for additional products over the next several months. In October 2002, we received three approvals from the FDA.

     Our operating income for the three months ended September 30, 2002 increased by $3,182,713 to $3,377,255 compared to $194,542 for the three months ended September 30, 2001. This improvement is primarily due to a $5,275,062 improvement in our gross profit compared to the prior year.

     Interest and financing expenses for the three months ended September 30, 2002 were $175,088, compared to $141,447 for the three months ended September 30, 2001. Interest expense increased as a result of the June 2002 borrowing of $2,300,000 which was used to purchase the 13.5% senior subordinated notes receivable from RxBazaar.

     Miscellaneous expense of $196,549 for the three months ended September 30, 2002 primarily consists of interest income and income generated from licensing agreements and is offset by reserves for potential payments to settle various vendor disputes.

     We recorded net income of $3,005,618 for the three months ended September 30, 2002, compared to a net income of $479,599 for the three months ended September 30, 2001. We recorded net income applicable to common stock of $2,885,018 or $0.25 per share, for the three months ended September 30, 2002, compared to a net loss applicable to common stock of $(6,242,713) or $(0.71) per share for the three months ended September 30, 2001. Diluted earnings per share were $0.19 for the three months ended September 30, 2002, compared to a diluted loss per share of $(0.71) for the three months ended September 30, 2001.

RESULTS OF OPERATIONS-- NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Sales for the nine months ended September 30, 2002 were $36,828,483 compared to $12,527,632 for the nine months ended September 30, 2001. The sales for 2001 included $3,067,567 in net sales of our distribution subsidiary, Superior Pharmaceutical, which we sold in February 2001 and which added no revenue during the 2002 period. This $3,067,567 decrease was offset by a significant increase in sales of our recently approved generic drugs resulting in a $24,300,851 or 194% net increase in sales for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Since June 30, 2001, Able has received FDA approval for 10 new product families in 15 different product strengths. Since the sale of Superior, our quarterly sales have increased by an average of 34% per quarter.

     Cost of sales was $19,259,778 or 52% of sales for the nine months ended September 30, 2002, compared to $8,477,089 or 68% of sales for the nine months ended September 30, 2001. The increase in the gross profit margin to 48% from 32% is due to the higher margins of new products being manufactured at Able Laboratories. Our gross profit margin for the first and second quarters of 2002 was 46% and 47%, respectively.

     Selling, general and administrative expenses for the nine months ended September 30, 2002 were $5,103,879 compared to $4,262,325 for the nine months ended September 30, 2001. Expenses declined by $581,292 as a result of the sale of Superior; however, the savings were offset by increased selling, general and administrative costs at our manufacturing facility. Excluding costs related to Superior, our expenses increased by $1,422,846 for the nine months ended September 30, 2002 compared to the prior year. The increase is primarily due to an increase in sales commissions of approximately $190,000 and an increase in salaries and benefits of approximately $1,146,000. As of September 30, 2002, we had 28 full-time employees in selling, general and administrative positions compared to 17 full-time employees in similar positions at September 30, 2001. We expect to add additional employees in the future to support our sales growth.

     Research and development expenses for the nine months ended September 30, 2002 were $4,942,839, compared to $1,536,270 for the nine months ended September 30, 2001. The increase in expenses relates to an increased rate of filings with the FDA for new product approvals. Costs of biostudies and outside assays conducted by independent contract research organizations for the nine months ended September 30, 2002 were approximately $1,812,000 and $460,000, compared to $587,000 and $36,000 for the nine months ended September 30, 2001, respectively. As of September 30, 2002, we had twenty new products pending approval with the FDA and expect to increase our research and development activities for a broad range of products over the next several months.

     Our operating income for the nine months ended September 30, 2002 increased by $9,270,039 to $7,521,987, compared to our operating loss of $(1,748,052) for the nine months ended September 30, 2001. This improvement is due primarily to a $13,518,162 increase in our gross profit compared to the prior year. Our operating income has also improved from the $1,724,177 and $2,420,555 reported for the first and second quarters of 2002.

     Interest and financing expenses for the nine months ended September 30, 2002 were $369,320, compared to $907,277 for the nine months ended September 30, 2001. Our interest and financing expenses decreased by $537,957 as our senior secured debt was paid off and our senior subordinated debt was eliminated as a result of the February 23, 2001 sale of Superior. In addition, we paid off several other debt obligations during the nine months ended September 30, 2002. Partially offsetting these savings was additional interest incurred on our new borrowing of $2,300,000.

     We recorded net income of $7,057,820 for the nine months ended September 30, 2002, compared to a net loss of $(2,119,139) for the nine months ended September 30, 2001. We recorded net income applicable to common stock of $6,690,344, or $0.58 per share, for the nine months ended September 30, 2002, compared to a net loss applicable to common stock of $(10,959,063) or $(1.36) per share for the nine months ended September 30, 2001. Diluted earnings per share were $0.44 for the nine months ended September 30, 2002 compared to a diluted loss per share of $(1.36) for the nine months ended September 30, 2001.


                         LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had working capital of $8,988,219 compared to working capital of $6,148,610 at December 31, 2001. Cash was $1,822,911 as of September 30, 2002, compared to $1,155,266 at December 31, 2001. The $2,839,609 increase in working capital is primarily due to our net income of $7,057,820 for the nine months ended September 30, 2002 offset by our additional investment of $4,211,306 in property and equipment. We expect to make additional investments of approximately $900,000 in property and equipment in the next quarter. Significant changes in our working capital components include an increase of $7,302,092 in inventory to support our sales growth and an increase of $517,012 in accounts receivable. As we introduced new products in 2001, we granted extended payment terms on sales to certain customers. In 2002, we have granted limited extended payment terms to our customers. The increase in accounts receivable correlates to our increased sales volume. The accounts receivable allowance includes allowances for customer chargebacks, rebates, other pricing adjustments and doubtful accounts. Processing of certain allowances may occur after collection of the original receivable.

     In October 2002, we entered into a $4,000,000 equipment credit facility with a commercial bank. Proceeds of the credit facility will be used to purchase equipment, make leasehold improvements and repay certain existing loans and equipment leases.

     We expect to fund our working capital needs from operations. If we need additional working capital to fund future expansion, we will seek a line of credit or other debt financing before selling additional equity securities, although there is no guarantee that we will be able to secure such financing.

     During the nine months ended September 30, 2002, we paid down our debt obligations by $548,307. We paid off our obligations under our bridge loans, a machinery and equipment financing and our notes payable-put liability. Current maturities of debt obligations decreased to $244,000 at September 30, 2002 from $586,807 at December 31, 2001.

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

     On July 26, 2002, RxBazaar completed a merger with a "public shell" company, that is, a company that did not conduct operations but which had completed a public offering under the Securities Act. As a result of RxBazaar's merger and a related reverse stock split, the 1,700,000 shares of RxBazaar common stock held by Able were converted into 238,000 shares of RxBazaar common stock and Able's investment in RxBazaar Series A Preferred stock is now convertible into 345,333 shares of RxBazaar common stock.

     In addition, in September 2002, Able received 239,841 shares of RxBazaar common stock in payment of $479,682 in accrued dividends on the Series A Preferred stock. Able is entitled to receive additional shares of common stock if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to RxBazaar. Able has waived its rights to future dividends on the Series A Preferred stock in exchange for RxBazaar agreeing to register the dividend shares, the common stock held by Able and the common stock issuable on conversion of the Series A Preferred. The RxBazaar registration statement was declared effective on September 30, 2002. Able did not record any income on receipt of the dividend shares due to the uncertainty of Able's ability to realize any benefit from these shares as there is currently no active trading market for RxBazaar's common stock.

     Able has agreed that it will not convert any securities into shares of RxBazaar common stock, if, immediately after such conversion, Able would own more than 4.9% of the issued and outstanding common stock of RxBazaar.


ITEM 4.  CONTROLS AND PROCEDURES

     "Disclosure controls and procedures" are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our President and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     As required under the Sarbanes-Oxley Act of 2002, our President and principal financial officer conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report. He concluded, as of the evaluation date, that our disclosure controls and procedures are effective. We have made no significant changes since the evaluation date to our internal controls relating to accounting and financial reporting.

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


ITEM 2.  CHANGES IN SECURITIES

     (a) Not applicable

     (b) Not applicable

     (c) Sales of Unregistered Securities. In the three months ended September 30, 2002, we sold the following securities in reliance on one or more exemptions from registration under the Securities Act including the exemption under Section 4(2) thereof and Rule 506 promulgated thereunder:

     During the quarter ending September 30, 2002, we issued 4,260 shares of common stock upon the exercise of options and warrants.


ITEM 5.  OTHER INFORMATION

     Our Chief Executive Officer and principal financial officer has furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.


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

  3.7 Certificate of Amendment of Certificate of Incorporation dated June 3, 2002 (filed as Exhibit 3.7 to the Company's Report on Form 10-Q for the quarter ended June 30, 2002).

 10.1 Credit Agreement between the Company and Citizens Bank of Massachusetts dated October 24, 2002.

 10.2    Non-Restoring Credit Facility Note dated October 24, 2002.

 10.3    Master Note dated October 24, 2002.

 10.4 Security Agreement between the Company and Citizens Bank of Massachusetts dated October 24, 2002.



  (b)    Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ABLE LABORATORIES, INC.


Dated: November 13, 2002          By: /s/ Dhananjay G. Wadekar
                                      ------------------------------------------
                                      Dhananjay G. Wadekar
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer

                                 CERTIFICATIONS

I, Dhananjay G. Wadekar, President, Chief Executive Officer and principal financial officer of Able Laboratories, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Able Laboratories, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                              /s/ Dhananjay G. Wadekar
                                              ----------------------------------
                                              Dhananjay G. Wadekar
                                              President, Chief Executive Officer
                                              and Principal Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NO.       ITEM
-------   ----

 10.1 Credit Agreement between the Company and Citizens Bank of Massachusetts dated October 24, 2002.

 10.2     Non-Restoring Credit Facility Note dated October 24, 2002.

 10.3     Master Note dated October 24, 2002.

 10.4 Security Agreement between the Company and Citizens Bank of Massachusetts dated October 24, 2002.