Form 10-K
period 2002-12-31
ABLE LABORATORIES INC
filed 2003-03-25
CIK 857171

  SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 1-11352 Able Laboratories, Inc. (Exact name of Registrant as specified in its charter)

Delaware	04-3029787
(State or other jurisdiction	(I.R.S. Employer identification no.)
of incorporation or organization)

6 Hollywood Court South Plainfield, NJ	07080
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (908) 754-2253

Securities registered pursuant to Section 12(b) of the Act:
Title of class	Name of each Exchange on which registered
Common Stock, $.01 par value	Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒    NO   ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an “accelerated filer” (as defined in Exchange Act Rule 12b-2).   YES    ☐    NO   ☒.

        The aggregate market value of the common stock, $0.01 par value per share held by non-affiliates, based on the last sale price of the common stock on June 30, 2002, as reported on the OTC Bulletin Board, was approximately $69,493,960.

        As of March 1, 2003, there were 12,898,870 outstanding shares of common stock.

TABLE OF CONTENTS

		Page No.
PART I
Item 1	Business	4
Item 2	Properties	10
Item 3	Legal Proceedings	11
Item 4	Submission of Matters to a Vote of Security Holders	11

PART II
Item 5	Market for Common Equity and Related Stockholder Matters	12
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	13
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8	Financial Statements and Supplementary Data	22
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
		22

PART III
Item 10	Directors and Executive Officers	48
Item 11	Executive Compensation	48
Item 12	Security Ownership of Certain Beneficial Owners and Management	48
Item 13	Certain Relationships and Related Transactions	48
Item 14	Controls and Procedures	48

PART IV
Item 15	Exhibits and Reports on Form 8-K	49

Signatures		54
Exhibit Index		55
Certifications		56

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2003 annual meeting of stockholders are incorporated by reference into Items 10, 11, 12 and 13 of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

        Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below under the heading “Certain Factors That May Affect Future Results.”

AVAILABLE INFORMATION

        We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any of our SEC filings at the SEC’s public reference room at 450 Fifth Street, N.W., Washington D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information about the public reference room. Our SEC filings are also available to the public on the SEC’s website at http://www.sec.gov. Our principal internet address is www.ablelabs.com. Our website provides a link to the SEC’s website through which our annual, quarterly and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

PART I

Item 1.   Business

Introduction

        Able Laboratories, Inc., referred to in this Report as “Able,” the “Company,” “we” or “us,” develops, makes and sells generic drugs. Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They must meet the same governmental standards as the brand-name drugs they replace, and they must meet all U.S. Food and Drug Administration, or FDA, guidelines before they can be made or sold. We can manufacture and market a generic drug only if the patent or other government-mandated market exclusivity period for the brand-name equivalent has expired. Generic drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents. We estimate that the U.S. generic or multi-source drug market approximates $13 billion in annual sales. We believe that this market has grown due to a number of factors, including:

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

  physicians, pharmacists and consumers increasingly accept generic drugs; and

  the efforts of the federal government and local government agencies to mandate increased use of generic drugs in order to lower the public cost of purchasing necessary pharmaceutical products.

Our Strategy

        Our strategy is to focus on developing generic drugs that either have large established markets or are niche products with limited or no competition. We also intend to focus on products that have extended release dosage forms, which are difficult to develop and, therefore, could be less likely to face competition from other generic drug manufacturers. We believe that this approach will allow us to bundle our products and offer our customers a line of products that reduces their overall acquisition cost.

Background

        From our inception in 1988 until 1996, we focused primarily on the business of developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our focus, and by acquiring three separate companies, we became a generic drug manufacturing and distribution business. In 1996, we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998, respectively, we acquired Superior Pharmaceutical Company (“Superior”) and Generic Distributors, Inc. (“GDI”), our distribution operations.

        Our distribution businesses sold mostly our competitors’ products. We found that the combination of manufacturing and distribution businesses did not create the strategic advantages we were seeking. After careful analysis, we decided to divest our distribution operations and continue as a generic drug development and manufacturing company selling only our own products to customers. We completed the sale of GDI, on December 29, 2000, to an unrelated third party and the sale of Superior on February 23, 2001 to RxBazaar, Inc., a company founded by a director and a former director of Able. In 2001, after we completed the sale of the distribution subsidiaries, we merged Able Laboratories, Inc. into DynaGen, Inc. and changed our company name to “Able Laboratories, Inc.”

        In the section of this Report entitled “Certain Factors That May Affect Future Results,” we have described several risk factors that we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues, which could also impact, to some degree, other businesses in our market sector. You should give very careful consideration to these factors when you evaluate our company.

Multisource Generic Drug Business

Product Line Information

        We manufacture and market prescription generic drugs in the form of tablets, capsules and suppositories. In November 2000, we received our first FDA approval to manufacture and sell diphenoxylate with atropine sulfate tablets. Since then, and as of March 13, 2003, we have received 25 additional approvals to manufacture and sell generic drugs. Our current products are listed below:

Product	Indication	Equivalent Brand Name Product (1)(2)

Acetaminophen and Codeine Phosphate Tablets, USP 300 mg/30mg	Pain relief	Tylenol(R)with Codeine #3

Acetaminophen and Codeine Phosphate Tablets, USP 300 mg/60mg	Pain relief	Tylenol(R)with Codeine #4

Butalbital, Acetaminophen and Caffeine Tablets USP 50mg/325mg/40mg	Tension headaches	Fioricet(R)(2)

Butalbital, Acetaminophen and Caffeine Tablets USP50mg/500mg/40mg	Tension headaches	Esgic Plus(R)(2)

Carisprodol Tablets, USP	Muscle relaxant	Soma(R)(2)

Clorazepate Dipotassium Tablets, USP	Anxiety disorder	Tranxene(R)(2)

Diphenoxylate and Atropine Sulfate Tablets, USP	Anti-diarrhea	Lomotil(R)(2)

Hydrocodone Bitartrate and Acetaminophen Tablets USP	Pain relief	Vicodin(R)

Hydrocodone Bitartrate and Acetaminophen Tablets, USP10mg/500mg	Pain relief	Lortab(R)

Hydrocodone Bitartrate and Acetaminophen Tablets, USP	Pain relief	Norco(R)

Hydrocodone Bitartrate and Acetaminophen Tablets, USP	Pain relief	Hydrocodone Bitartrate and Acetaminophen Tablets, USP

Hydrocortisone Acetate Suppository	Anti-inflammatory Hemorrhoids	Anusol(R)

Indomethacin Extended- Release Capsules, USP	Rheumatoid arthritis	Indocin(R)SR (2)

Lithium Carbonate Capsules, USP	Manic-depressive illness	Eskalith(R)(2)

Methylphenidate HCl Tablets, USP	Attention disorder	Ritalin(R)(2)

Methylphenidate HCl Extended- Release Tablets, USP	Attention disorder	Metadate-SR(R)(2)

Nitrotab(TM)Nitroglycerin Sublingual Tablets, USP	Anti-angina	Nitrostat(R)

5

Phenazopyridine HCl Tablets, USP	Urinary Tract Analgesic	Pyridium(R)

Phentermine HCl Capsules, USP (beads)	Obesity	Phentermine Hydrochloride Capsules (2)

Phentermine HCl Capsules, USP (powder)	Obesity	Phentermine Hydrochloride Capsules (2)

Phentermine HCl Tablets, USP	Obesity	Adipex-P(R)(2)

Prochloroperazine Suppositories, USP	Nausea	Compazine(R)(2)

Promethazine HCI Suppositories, USP 50 mg	Allergies, Dermographism Anaphylactic Reaction, Pre/Post-Operative Sedation, Nausea and Vomiting	Phenergan(R)(2)

Proproxyphene Napsylate and Acetaminophen Tablets, USP	Pain relief	Darvocet-N(R)(2)

Salsalate Tablets, USP	Anti-inflammatory	Disalcid(R)

_________________

(1)	All brand names in the table above are trademarks or registered trademarks of their respective owners.

(2)

Refers to the reference listed drug. A reference listed drug (21 CFR 314.94(a)(3)) means the listed drug identified by FDA as the drug product upon which an applicant relies in seeking approval of its Abbreviated New Drug Application.

Research and Development

        We are working on developing additional generic products in the form of tablets, capsules, and suppositories. The research, development, clinical testing and the FDA review process, leading to approvals, takes approximately two years for each product. As discussed in the section titled “Government Regulation,” some products require no review or limited laboratory testing, in which case the time required to complete the process can be less than two years. Typically, our research and development activities consist of:

  identifying brand-name drugs for which patent protection has expired or will expire in the near future;

  conducting research (including patent and market research) and developing new product formulations based upon such drugs;

  developing and testing our formulation in laboratory and human clinical studies as necessary;

  compiling and submitting all the information to the FDA; and

  obtaining approval from the FDA for our new product formulations.

        As part of the approval process, we contract with outside laboratories to conduct biostudies that are required for FDA approval. We use biostudies to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from that achieved by the corresponding brand-name drug. These biostudies are subject to rigorous standards set by the FDA. They may cost up to $500,000 each and are a significant part of the overall cost of our drug development work.

        As of March 13, 2003, we have fifteen (15) Abbreviated New Drug Applications (“ANDAs”) pending approval at the FDA. Prior to FDA approval of an ANDA, we generally undergo an on-site inspection, known as a pre-approval inspection or PAI, by the district office of the FDA. Between January 2001 and March 13, 2003, we have had six pre-approval inspections, covering several products. Our product development program includes several active projects in various stages of completion. We intend to develop and file ANDA applications covering additional products this year. We can, however, give no assurance that we will receive approval from the FDA to market the products covered by these pending and planned applications and, if we do, there is no assurance that we will be able to penetrate the market and achieve reasonable levels of sales or profits from the products.

        For the fiscal year ended December 31, 2002, we spent $6,944,952 on research and development activities, compared with $2,352,666 for the fiscal year ended December 31, 2001 and $2,392,166 for the fiscal year ended December 31, 2000.

Sales and Marketing

        Our products are sold primarily through direct sales efforts to drug wholesalers, distributors and retail drug chains and other pharmaceutical companies. We market our generic drug products under our “Able Laboratories” label as well as under private label arrangements. The majority of our sales are to customers who purchase under firm purchase order commitments. Excluding seasonal trade show purchases, these purchase orders range from $1,000 to $1,700,000 and are typically filled within three months from the time we receive them. Sales to Cardinal Health, a wholesaler, were approximately 37% of our sales in 2002. The dollar amount of backlog orders, as of March 10, 2003, was approximately $4,577,000. Because the level of our customers’ purchases can fluctuate over the course of an operating period, backlog historically has not been a meaningful indicator of revenues for a particular period or for future periods.

        We have four senior and experienced executives in our sales department, supported by three associates. In January 2001 we appointed Bi-Coastal Pharmaceutical Corporation (“Bi-Coastal”) as our representative. Bi-Coastal, located in New Jersey, has over 20 sales and support professionals representing several pharmaceutical companies. Under our agreement, Bi-Coastal is limited to selling our products only to generic drug distributors. We believe, at this time, that this Bi-Coastal arrangement allows us to optimize our sales costs and achieve national exposure for our product line.

Suppliers

        We manufacture our generic products at our facilities in South Plainfield, New Jersey. The principal components used in the manufacture of generic products are active and inactive pharmaceutical ingredients and certain packaging materials. The FDA must approve our sources for almost all of the materials. In many instances, only one source may have been approved. We purchase active raw material ingredients primarily from United States distributors of bulk pharmaceutical materials manufactured by the U.S. or foreign companies. If raw materials from an approved supplier were to become unavailable, we would have to file a supplement to the applicable regulatory approval and revalidate the manufacturing process using any new supplier’s materials. Delays in revalidating the manufacturing process or in obtaining new materials could result in the loss of revenues and could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing Facilities

        Our facilities consist primarily of approximately 110,000 square feet of manufacturing, warehousing, laboratory and office space contained in four buildings. Over the past two years, we have invested approximately $8,000,000 to upgrade our facilities, including installing new flooring, building additional tablet compression and packaging rooms, separating manufacturing areas for phenazopyridine production, adding new air handling units and installing new manufacturing and laboratory equipment. We also built a self-contained research and development facility with its own separate support laboratory. In our production areas, we built storage vaults required for handling controlled substances. We intend to increase our manufacturing and laboratory capacity to handle our anticipated production needs for approximately the next 12 months. See “Certain Factors That May Affect Future Results — We may have difficulty managing our growth.”

Competition

        We compete primarily with other generic manufacturers and distributors. Many of our competitors have substantially greater financial resources than we have, as well as other resources such as expertise in formulations of technologically advanced delivery systems and marketing that are required to commercialize a pharmaceutical product.

        In the generic drug market, we compete with:

  other off-patent drug manufacturers;

  brand-name pharmaceutical companies that also manufacture off-patent drugs;

  the original manufacturers of brand-name drugs; and

  manufacturers of new drugs that may be used for the same indications as our products.

        Revenues and gross profit derived from generic drugs tend to follow a pattern based upon regulatory and competitive factors unique to the generic pharmaceutical industry. As patents for brand-name products and related exclusivity periods mandated by regulatory authorities expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is usually able to achieve relatively high revenues and gross profit. As other generic manufacturers receive regulatory approvals on competing products, prices and revenues typically decline. Accordingly, the level of revenues and gross profit we can achieve from developing and manufacturing generic products depends, in part, on our ability to develop and introduce new generic products, the timing of regulatory approvals of our products, and the number and timing of regulatory approvals of competing products.

        Competition in the United States generic pharmaceutical market continues to intensify as the pharmaceutical industry adjusts to increased pressures to contain health care costs. Brand-name drug manufacturers are increasingly selling their products into the generic market directly by acquiring or forming strategic alliances with generic pharmaceutical companies. No regulatory approvals are required for a brand-name manufacturer to sell directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. These competitive factors may have a material adverse effect upon our ability to sell our generic pharmaceutical products.

        There can be no assurance that we will be able to successfully compete in the generic drug business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results.”

Government Regulation

        Our products and business activities are highly regulated, principally by the FDA, the U.S. Drug Enforcement Agency, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacture, labeling, storage, recordkeeping, approval, advertising and promotion of our products. Noncompliance with applicable requirements can result in judicially and administratively imposed sanctions, including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can also involve product recalls and the refusal, by the government, to approve new drug applications known as NDAs, or ANDAs. In order to conduct clinical tests and produce and market products for human diagnostic and therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, standards require that products be approved by the FDA as safe and effective for their intended use prior to being marketed for human applications.

        To obtain an NDA, or FDA, approval for a new drug or generic equivalent, a prospective manufacturer must, among other things, comply with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. The FDA may inspect the manufacturer’s facilities to assure such compliance prior to approval or at any other reasonable time. We must follow cGMP regulations at all times during the manufacture and other processing of drugs. To comply with the requirements set forth in these regulations, we must continue to expend significant time and resources in the areas of development, production, quality control and quality assurance.

        We must obtain FDA approval, in the form of an ANDA, before we can market a generic equivalent of a previously approved drug. The process for obtaining an ANDA approval is set by the provisions of the Waxman-Hatch Act of 1984, which established a statutory procedure for the submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA. Under the ANDA procedure, the FDA waives the requirement of conducting complete clinical studies of safety and efficacy and, instead, typically requires the applicant to submit data illustrating that the generic drug formulation is “bioequivalent” to a previously approved drug. “Bioequivalence” means that the rate of absorption and the levels of concentration of a generic drug in the body, needed to produce a therapeutic effect, are substantially equivalent to those of the previously approved drug. For some drugs, the FDA may require other means of demonstrating that the generic drug is bioequivalent to the original drug. The NDA and ANDA approval processes both generally take a number of years and involve the expenditure of substantial resources.

        The Waxman-Hatch Act establishes other statutory protections, for certain FDA-approved drugs, which could preclude submission or delay the approval of a competing ANDA. One such provision allows a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for NDAs (including different dosage forms) containing data from new clinical investigations essential to the approval of the application. Both patented and non-patented drug products are subject to these market exclusivity provisions. Another provision of the Act extends patents for up to five years as compensation for reducing the effective market life of the patent resulting from the time involved in the federal regulatory review process.

        The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, imposes three types of user fees on manufacturers of NDA-approved prescription drugs. Applicants submitting only ANDAs and most other off-patent drug manufacturers, including Able, are not currently subject to any of the three user fees. If we submit NDAs for non-ANDA products, we may be subject to user fees.

        Penalties for wrongdoing in connection with the development or submission of an ANDA were established by the Generic Drug Enforcement Act of 1992, authorizing the FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA. The FDA may also temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and, under certain circumstances, also has the authority to withdraw approval of an ANDA and to seek civil penalties. We do not expect the law to have a material impact on the review or approval of our ANDAs.

        Reimbursement legislation, such as Medicaid, Medicare, Veterans Administration and other programs, governs reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate 11% of average net sales price for products marketed under ANDAs. Makers of NDA-approved products are required to rebate the greater of 15.2% of average net sales price or the difference between average net sales price and the lowest net sales price during a specified period. We believe that the federal and state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. We cannot predict the nature of such measures or their impact on our profitability.

        We currently manufacture several products that are regulated as “old drugs” and subject to the requirements of the Over-the-Counter Drug Review regulations promulgated by the FDA. This class of drugs requires no prior approval from the FDA before marketing, but such products must comply with applicable FDA monographs which specify, among other things, required ingredients, dosage levels, label contents and permitted uses. These monographs may be changed from time to time, in which case we might be required to change the formulation, packaging or labeling of any affected product. Changes to monographs normally have a delayed effective date, so while we may have to incur costs to comply with any such changes, disruption of distribution is not likely.

        The FDA can also significantly delay the approval of a pending NDA or ANDA under its “Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy.” Manufacturers of drugs and devices must also comply with the FDA’s current Good Manufacturing Practices, or cGMP standards, or risk sanctions such as the suspension of manufacturing approval, the seizure of drug products or the FDA’s refusal to approve additional applications.

        We can give no assurance that we will obtain the requisite approvals from the FDA for any of our proposed products or processes, that the process to obtain such approvals will not be excessively expensive or lengthy, or that we will have sufficient funds to pursue such approvals. Our failure to receive the requisite approvals for our products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent us from commercializing our products as anticipated and would have a materially adverse effect on our business, financial condition and results of operations. See “Certain Factors That May Affect Future Results — Intense regulation by government agencies may delay our efforts to commercialize our proposed drug products.”

Product Liability Insurance Coverage

        We presently maintain product liability insurance in the amount of $10,000,000 for the products we market. The product liability insurance has a $100,000 deductible. We also maintain product liability insurance for products in clinical investigations. Although we intend to obtain product liability insurance prior to the commercialization of certain products that are not presently covered, we can give no assurance that we will obtain such insurance at favorable rates, or that any such insurance, even if obtained, will be adequate to cover potential liabilities.

        In the event of a successful suit against us, insufficient insurance coverage could have a materially adverse impact on our operations and financial condition. Furthermore, the costs of defending or settling a product liability claim and any attendant negative publicity may have a materially adverse affect upon us, even if we ultimately prevailed. Furthermore, certain food and drug retailers require minimum product liability insurance coverage as a precondition to purchasing or accepting products for commercial distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad commercial distribution of our proposed products, which could have a materially adverse effect upon our business and financial condition.

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

Employees

        As of March 5, 2003, we had 288 full-time employees, of whom 35 were employed in selling, general and administrative activities, 100 were employed in quality and regulatory roles, 20 were employed in research and development and 133 were employed in manufacturing. None of our employees is represented by a union. We believe our relationship with our employees is good.

Item 2.  Properties

        We have moved our principal executive offices to 6 Hollywood Court, South Plainfield, New Jersey, the location of our 50,000 square foot manufacturing and administrative facility.

        We have a 50,000 square foot manufacturing and administrative facility, a 22,000 square foot office and warehouse facility, a 12,700 square foot research and development laboratory and a 21,500 square foot warehouse, office and shipping facility in four buildings, all of which are located in South Plainfield, New Jersey. The premises are leased from unaffiliated parties for terms expiring on March 31, 2015, September 30, 2004, June 14, 2005 and July 31, 2005, respectively. We also lease a 731 square foot facility in Cincinnati, Ohio to house part of our sales force. We also maintain an administrative office in Needham, Massachusetts which consists of approximately 2,580 square feet of office space.

        We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the respective areas.

Item 3.  Legal Proceedings

        On August 27, 2001, Novopharm USA, Inc. filed a complaint against Able Laboratories, Inc. in the Superior Court of New Jersey (Middlesex County), alleging that we had breached a joint commercialization agreement for the development, production, marketing, and sale of generic clorazepate dipotassium tablets. In its complaint, Novopharm sought approximately $2,000,000 claimed to be due for payments made by Novopharm to improve our facilities and in respect of Novopharm’s raw material purchase costs, and also made claims for compensation for assistance rendered by Novopharm to us and for our sales of clorazepate dipotassium tablets. We answered the claim, denying liability and also made counterclaims against Novopharm asserting that it had failed to pay us $900,000 for clorazepate sales and failed to undertake promised sales efforts. Further, we asserted that Novopharm’s only recovery for advances and raw material costs was through sales under the joint commercialization agreement and that Novopharm had breached a separate product agreement by failing to pay us $269,000.

        In February 2003, we settled this matter and executed mutual releases with Novopharm. The claims and counterclaims were dismissed with prejudice. The settlement had no material effect on our consolidated financial position or results of operation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the last fiscal quarter of the year ended December 31, 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)    Market Price of Common Stock

        Our common stock is traded on the Nasdaq National Market and the Boston Stock Exchange under the symbol “ABRX.” On March 17, 2003, based upon information from American Stock Transfer & Trust Company, our transfer agent, there were approximately 2,543 holders of record of common stock. We believe that there are a substantial number of additional beneficial owners that hold common stock in “street name” through brokerage firms. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices as reported on the OTC Bulletin Board from January 1, 2001 to November 18, 2002 and on the Nasdaq SmallCap Market from November 19, 2002 to December 31, 2002 for the Common Stock.

	Common Stock(1)

	High	Low

Fiscal 2001:
January 1 to March 31, 2001	$6.60	$2.55
April 1 to June 30, 2001	5.70	2.85
July 1 to September 30, 2001	9.15	3.30
October 1 to December 31, 2001	6.75	4.20

Fiscal 2002:
January 1 to March 31, 2002	$8.70	$5.61
April 1 to June 30, 2002	6.33	5.10
July 1 to September 30, 2002	5.65	4.30
October 1 to December 31, 2002	12.32	4.50

_________________

(1)	Prices have been adjusted to reflect a 1-for-15 reverse stock split of our common stock, effective June 3, 2002.

        We have never paid dividends to common stockholders since inception and do not intend to pay dividends to common stockholders in the foreseeable future. We intend to retain earnings to finance our operations.

(b)    Sales of Unregistered Securities

        During the last fiscal quarter of the year ended December 31, 2002, we issued an aggregate of 964,642 shares of common stock upon exercise of options and warrants and conversion of preferred stock. These issuances were pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933, as amended, including the exemptions under Section 3(a)(9) and 4(2) thereof. We used all of the net cash proceeds raised by the sale of unregistered securities for working capital.

Item 6.  Selected Financial Data

        The selected financial data set forth below has been derived from our audited financial statements. The information set forth below should be read in connection with the financial statements and notes thereto, as well as other information contained in this Report which could have a material adverse effect on our financial condition and results of operations. In particular, refer to the matters described under the heading “Certain Factors That May Affect Future Results” in this Report.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statement of Operations Data:
Sales, net	$52,930	$19,594	$31,456	$29,140	$24,980
Costs of sales	27,362	12,533	25,711	24,378	21,283

Gross profit	25,568	7,061	5,745	4,762	3,697
Operating expenses	14,699	8,262	12,358	11,026	14,227

Operating income (loss)	10,869	(1,201)	(6,613)	(6,264)	(10,530)
Other income (expense), net	(2,553)	(3,272)	(1,839)	(1,887)	(2,082)

Income (loss) before income taxes	8,316	(4,473)	(8,452)	(8,151)	(12,612)
Income tax benefit	15,130	—	—	—	—

Net income (loss)	23,446	(4,473)	(8,452)	(8,151)	(12,612)
Returns to preferred stockholders	(481)	(9,060)	(1,443)	(1,914)	(884)

Net income (loss) applicable to common
stockholders	$22,965	$(13,533)	$(9,895)	$(10,065)	$(13,496)

Net income (loss) per share:
Basic	$1.98	$(1.57)	$(1.89)	$(2.95)	$(10.09)

Diluted	$1.44	$(1.57)	$(1.89)	$(2.95)	$(10.09)

Weighted average shares outstanding:
Basic	11,588	8,629	5,232	3,415	1,337

Diluted	16,322	8,629	5,232	3,415	1,337

	At December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Current assets	$25,617	$11,304	$11,239	$13,785	$11,168
Total assets	51,128	17,638	16,914	21,230	21,445
Current liabilities	10,353	5,155	15,529	14,912	21,672
Long-term debt	6,083	2,291	2,700	5,642	2,369
Deferred gain on sale of subsidiary	—	1,297	—	—	—
Stockholders’ equity (deficit)	34,692	8,895	(1,315)	676	(2,596)
Working capital (deficit)	15,264	6,149	(4,290)	(1,127)	(10,504)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We develop, make and sell generic drugs. From our inception in 1988 until 1996, we focused primarily on developing new drugs and licensing the resulting products and technologies to others. Beginning in 1996, we began shifting our focus and, through acquiring three separate companies, became a generic drug manufacturing and distribution business. In 1996, we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998, respectively, we acquired Superior Pharmaceutical Company and Generic Distributors, Inc., our distribution operations.

        Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Our distribution businesses sold mostly our competitors’ products and the combination of manufacturing and distribution businesses did not create the strategic advantages we were seeking. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company selling only our own products to customers. We completed the sale of Superior Pharmaceutical Company on February 23, 2001 and we sold the assets of our Generic Distributors, Inc. subsidiary in a separate transaction on December 29, 2000. On May 18, 2001, we merged our subsidiary, Able Laboratories, Inc., into our parent company, DynaGen, Inc., and changed DynaGen’s name to Able Laboratories, Inc.

        In the section of this Report entitled “Certain Factors That May Affect Future Results,” we have described several risk factors which we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact, to some degree, other businesses in our market sector. You should give very careful consideration to these risks when you evaluate the Company.

Critical Accounting Policies

        Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies include:

        Inventories.   We state inventories at the lower of average cost or market, with cost being determined based upon the first-in first-out method. In evaluating whether inventory is to be stated at cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell existing inventory and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management’s assessment of current product demand. We evaluate the adequacy of these reserves quarterly. If we were to determine that our inventory was overvalued based upon the above factors, then we would have to increase our reserves.

        Revenue Recognition and Accounts Receivable.   We recognize revenue on product sales when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance that we will collect the sales proceeds. We obtain oral or written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Thus, we principally recognize revenue upon shipment and, in certain cases, recognize revenue when customers receive shipments.

        Allowances for Returns and Price Adjustments.   Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, rights of return, pricing adjustments and other allowances. We establish allowances for these items when we recognize revenue and we book the allowances as reserves against accounts receivable. Chargebacks, primarily from wholesalers, are the most significant of these items. They result from arrangements we have with customers establishing prices for products for which the customers independently select a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the end customer’s contract price, which is lower. We credit the wholesaler for purchases by end customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers. We base these reserves primarily on our contractual arrangements and wholesaler inventory levels and, to a lesser extent, historical chargeback experience. The majority of our sales are made to wholesalers. For 2002, a major wholesaler, Cardinal Health, accounted for approximately 37% of our sales. We continually monitor our reserve estimates and compensate for contractual changes, giving consideration to our observations of buying patterns and current pricing trends and we make adjustments to our provisions for chargebacks and similar items when we believe that the actual credits will differ from our original provisions.

        Allowance for Doubtful Accounts.   We have historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 15-60 day basis, though certain customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of the Company’s customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts.

        Income Taxes.   Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss, capital loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax benefit or expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

        As of December 31, 2002, we have a net operating loss carryforward of approximately $51.6 million for federal income tax purposes. During the fourth quarter of 2002, management determined that it was more likely than not that these benefits will be realized in future periods prior to expiration of the carryforward period. Therefore, we recognized the related deferred tax asset for this and other temporary differences, which resulted in a net income tax benefit that increased net income by $15,130,000, or $0.93 per diluted share, for 2002. Because we recognized this tax benefit during the fourth quarter of 2002, we intend, in future profitable periods, to report net income as if we were fully taxed. We do not, however, expect to pay federal income taxes, other than possibly the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

        If, in future periods, we determine that we are not likely to realize the tax benefit of the net operating loss carryforwards, then we would increase our reserve against the asset, the amount of which would be deducted from income during the period in which we increase the reserve.

Results of Operations

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Sales.   Sales for the year ended December 31, 2002 were $52,930,121, compared to $19,594,231 for the year ended December 31, 2001. The sales for 2001 included $3,067,567 in net sales of our distribution subsidiary, Superior Pharmaceutical, which we sold in February 2001 and which added no revenue in 2002. This $3,067,567 decrease was offset by a significant increase in sales of our recently approved generic drugs, resulting in an increase in sales of $33,335,890, or 170%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Since June 30, 2001, we have received FDA approval for 12 new product families in 23 different product strengths.

        Cost of Sales.   Cost of sales was $27,361,610, or 52% of sales, for the year ended December 31, 2002, compared to $12,533,440, or 64% of sales, for the year ended December 31, 2001. The increase in the gross profit margin to 48% from 36% is due to manufacturing efficiencies and economies of scale, which were partially offset by a $300,000 product recall charge to cost of sales. Our gross profit margin for the first, second, third and fourth quarters of 2002 was 46%, 47%, 49% and 50%, respectively.

        Selling, General and Administrative.   Selling, general and administrative expenses for the year ended December 31, 2002 were $7,754,153, compared to $5,909,245 for the year ended December 31, 2001. Expenses declined by $581,292 as a result of the sale of Superior; however, the savings were offset by increased selling, general and administrative costs at our manufacturing facility. Excluding costs related to Superior, our expenses increased by $2,426,200 for the year ended December 31, 2002 compared to the prior year. The increase is primarily due to certain non-cash expenses, additional depreciation and amortization expense and an increase in sales and administrative personnel to support the Company’s growth. As of December 31, 2002, we had 35 full-time employees in selling, general and administrative positions compared to 19 full-time employees in similar positions at December 31, 2001. We expect to add additional employees in the future to support our anticipated sales growth.

        Research and Development.   Research and development expenses for the year ended December 31, 2002 were $6,944,952, compared to $2,352,666 for the year ended December 31, 2001. The increase in expenses relates to an increased rate of filings with the FDA for new product approvals. Costs of biostudies and outside assays, conducted by independent contract research organizations, for the year ended December 31, 2002 were approximately $587,000 and $2,388,000, compared to $218,000 and $924,000 for the year ended December 31, 2001, respectively. Costs of research and development supplies, equipment, and raw materials increased from approximately $229,000 for the year ended December 31, 2001 to approximately $1,449,000 for the year ended December 31, 2002. As of December 31, 2002, we had 16 new products pending approval with the FDA and expect to increase our research and development activities for a broad range of products over the next several months.

        Operating Income.   Our operating income for the year ended December 31, 2002 increased by $12,070,526 to $10,869,406, compared to our operating loss of $(1,201,120) for the year ended December 31, 2001. The increase in operating income resulted from increased net sales and gross margins, which exceeded the greater operating expenses incurred to support continued Company growth.

        Other Income (Expense).   Interest and financing expenses for the year ended December 31, 2002 were $517,723, compared to $1,077,100 for the year ended December 31, 2001. Our interest and financing expenses decreased by $559,377 as our senior secured debt was paid off and our senior subordinated debt was eliminated as a result of the February 23, 2001 sale of Superior. In addition, we paid off several other debt obligations during the year ended December 31, 2002. Partially offsetting these savings was additional interest incurred on our June 2002 borrowing of $2,300,000 and our October 2002 equipment credit facility of $4,000,000. Other expenses also includes a $1,993,403 increase to the RxBazaar note receivable reserve (see “Liquidity and Capital Resources”).

        Income Taxes.   As of December 31, 2002, we had a net operating loss carryforward for federal income tax purposes of approximately $51.6 million. During the fourth quarter of 2002, management determined that it was more likely than not that these benefits will be realized in future periods prior to expiration of the carryforward period. Therefore, we recognized the related deferred tax asset for this and other temporary differences, which resulted in a net income tax benefit that increased net income by $15,130,000, or $0.93 per diluted share, for 2002.

        Because we recognized these tax benefits during the fourth quarter of 2002, in future profitable periods, we expect to report our net income as if we were fully taxed. We do not, however, expect to pay federal income taxes, other than possibly the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

        Net Income.   We recorded net income of $23,445,940 for the year ended December 31, 2002, compared to a net loss of $(4,472,907) for the year ended December 31, 2001. We recorded net income applicable to common stockholders of $22,964,797, or $1.98 per share, for the year ended December 31, 2002, compared to a net loss applicable to common stock of $(13,532,931), or $(1.57) per share, for the year ended December 31, 2001. Diluted earnings per share were $1.44 for the year ended December 31, 2002, compared to a diluted loss per share of $(1.57) for the year ended December 31, 2001.

         Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Sales.   Sales for the year ended December 31, 2001 were $19,594,231 compared to $31,456,479 for the year ended December 31, 2000. In the year 2000, sales of $30,163,418 were from GDI and Superior compared to sales of $3,067,567 from Superior included in 2001. The sales generated by Able in 2001 of $16,526,664 is a significant increase over the prior year sales. Following the sale of Superior, our sales for the second quarter of 2001 were $3,530,737. Sales increased by 44% from the second quarter to $5,070,600 in the third quarter of 2001 and increased by 39% to $7,066,599 in the fourth quarter of 2001. Subsequent to the sale of Superior Pharmaceutical, Able has continued to sell its products to Superior for further distribution. Sales to Superior represent approximately 34% of net sales for the year ended December 31, 2001. We expect that sales to Superior will decrease as a percentage of sales in 2002 as we continue to add additional customers who buy products directly from us.

        Cost of Sales.   Cost of sales was $12,533,440 or 64% of sales for the year ended December 31, 2001, compared to $25,711,147, or 82% of sales for the year ended December 31, 2000. Cost of sales for the third and fourth quarters of 2001 were 59% and 57%, respectively. As sales continue to increase we expect cost of sales to decline as a percentage of net sales. The margins of our new products are much higher than the margins from our former distribution business.

        Selling, General and Administrative.   Selling, general and administrative expenses for the year ended December 31, 2001 were $5,909,245 compared to $9,966,250 for the year ended December 31, 2000, a decrease of $4,057,005. The expenses relating to Superior and GDI for 2000 were $5,473,234 compared to $581,292 in the current year, a decrease of $4,891,942. This decrease was partially offset by the cost of new personnel at our manufacturing facility.

        Research and Development.   Research and development expenses were $2,352,666 for the year ended December 31, 2001 compared to $2,392,166 for the year ended December 31, 2000. In 2001, we received twelve FDA approvals and continued to spend significant funds on research and development.

        Other Income (Expense).   We recorded a $2,730,000 loss on our investment securities in RxBazaar in 2001. We received these securities as a result of the exchange agreement we entered into in connection with the sale of Superior. We recorded a loss of $50,000 on the sale of $1,000,000 of preferred stock in RxBazaar in the first quarter of 2001 and wrote down our investment by $2,680,000 at December 31, 2001 based on our impairment analysis. In addition, we deferred the gain of $1,296,597 on the sale due to our ownership interest and our guarantee of the $2,250,000 senior subordinated debt of RxBazaar. RxBazaar assumed this debt in connection with our sale of Superior. Interest and financing expenses of $1,077,100 for the year ended December 31, 2001, compared to $2,157,423 for the year ended December 31, 2000. The interest expense was lower in 2001 by $1,080,323 as our senior secured debt was paid off and our senior subordinated debt was eliminated as a result of the sale of Superior. We expect that interest and financing expense will continue to decrease in 2002 unless we need to borrow to finance the growth of our business. Miscellaneous income was $535,313 for the year ended December 31, 2001, compared to $632,463 for the year ended December 31, 2000. Miscellaneous income in 2001 consisted primarily of forgiveness of debt and a $125,000 licensing fee. Miscellaneous income in 2000 consisted primarily of forgiveness of debt and termination of a trade agreement.

        Net Loss.   We incurred a net loss of $(4,472,907) for the year ended December 31, 2001, compared to a net loss of $(8,451,651) in the prior year. After beneficial conversion features and dividends to preferred stockholders, we recorded a net loss applicable to common stock of $(13,532,931) or $(1.57) per share for the year ended December 31, 2001, compared to a net loss applicable to common stock of $(9,895,444) or $(1.89) per share in the prior year. We received twelve new product approvals from the FDA during 2001 of which eight were received in the quarter ending September 30, 2001. We reported operating income of $194,542 and $546,932, respectively, in the third and fourth quarters of 2001 compared to operating losses of $(1,942,594) in the first six months of 2001. We expect the operating performance of the Company to continue to improve in the upcoming year.

Liquidity and Capital Resources

        As of December 31, 2002, we had working capital of $15,263,713, compared to working capital of $6,148,610 at December 31, 2001. Cash was $1,801,127 as of December 31, 2002, compared to $1,155,266 at December 31, 2001. The $9,115,103 increase in our working capital is primarily due to our net income of $23,445,940 for the year ended December 31, 2002, adjusted for the noncurrent portion of our deferred income tax benefit of $12,595,000. We expect to make additional investments of approximately $4,000,000 in property and equipment in 2003. Accounts receivable was $7,873,526 and inventory was $12,903,939 at December 31, 2002. The accounts receivable allowance at December 31, 2002 includes allowances for customer chargebacks, rebates, other pricing adjustments and doubtful accounts. Management expects accounts receivable and inventory will continue to increase over the near term as sales continue to increase. Our stated working capital, accounts receivable and inventory depend on various estimates and judgments of management. See “Critical Accounting Policies.”

        On February 23, 2001, we sold Superior Pharmaceutical Company to RxBazaar, Inc. for $4,000,000 in cash and RxBazaar assumed our existing 13.5% senior subordinated debt in the amount of $2,248,875. We initially remained liable for the subordinated debt as a guarantor and issued contingent stock purchase warrants which would have allowed the holders of the debt to purchase 166,667 shares of our common stock at $.15 per share if the debt was still outstanding on June 17, 2002. In June 2002, we borrowed $2,300,000 from existing related party institutional and accredited investors and used the proceeds to purchase the $2,250,000 senior subordinated debt of RxBazaar. RxBazaar is current with its payments on this obligation but is in default of certain loan covenants. Due to RxBazaar’s current financial condition, at December 31, 2002, management increased its reserve for the notes receivable to cover the full carrying value of the notes, resulting in a $1,993,403 charge to income. The warrants to purchase 166,667 shares at $.15 per share were cancelled and new warrants to purchase 170,200 shares of common stock, at $5.10 per share, were issued to noteholders in connection with our new borrowing of $2,300,000.

        On February 23, 2001, we used the proceeds from the sale of Superior to pay off our obligations under a working capital loan with our senior lender and we settled our warrant put liability obligation to our senior subordinated lender by paying $300,000 and issuing $750,000 of 13.5% notes payable. We paid the notes in full in February 2002.

        In addition, in February 2001, we received $950,000 on the redemption of $1,000,000 of RxBazaar Series A Preferred Stock. In May and June 2001, we received $350,000 from the sale of Series P Preferred stock and $250,000 from the sale of Series O Preferred stock. In August 2001, we received aggregate consideration of $6,115,000 from the sale of Series Q Preferred Stock. In December 2001, we received $5,062,800 from the sale of our common stock.

        On July 26, 2002, RxBazaar completed a merger with a “public shell” company, that is, a company that did not conduct operations but which had completed a public offering under the Securities Act. As a result of RxBazaar’s merger and a related reverse stock split, the 1,700,000 shares of RxBazaar common stock held by Able were converted into 238,000 shares of RxBazaar common stock and our investment in RxBazaar Series A Preferred stock is now convertible into 345,333 shares of RxBazaar common stock. At December 31, 2002, these securities were carried at no value.

        In addition, in September 2002, we received 239,841 shares of RxBazaar common stock in payment of $479,682 in accrued dividends on the Series A Preferred stock. We are entitled to receive additional shares of common stock if we receive less than $479,682 in proceeds from the sale of the 239,841 dividend shares. After we receive $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to RxBazaar. We waived our rights to future dividends on the Series A Preferred stock in exchange for RxBazaar agreeing to register the dividend shares, the common stock we hold and the common stock issuable on conversion of the Series A Preferred Stock. The RxBazaar registration statement was declared effective on September 30, 2002. We did not record any income on receipt of the dividend shares due to the uncertainty of realizing any benefit from these shares as there is currently no active trading market for RxBazaar’s common stock. We have agreed that we will not convert any securities into shares of RxBazaar common stock, if, immediately after such conversion, we would own greater than 4.9% of the issued and outstanding common stock of RxBazaar.

        In October 2002, we entered into a $4,000,000 equipment credit facility with a commercial bank. Proceeds from the credit facility were and will be used to purchase equipment, make leasehold improvements and repay certain existing loans and equipment leases. In February 2003, we expanded this credit facility by $5.8 million by closing on a new $4.0 million working capital revolving credit facility and a $1.8 million increase in our existing equipment financing line. We entered into this arrangement to consolidate the credit facilities we use as a source of working capital, and also to secure more favorable terms.

        During the year ended December 31, 2002, we paid down our debt obligations by $1,143,974, including paying off our obligations under bridge loans from affiliates, a machinery and equipment financing and our notes payable-put liability. Current maturities of debt obligations increased to $617,012 at December 31, 2002 from $586,807 at December 31, 2001.

        A summary of our contractual obligations at December 31, 2002 is as follows:

	Payments Due by Period

Contractual Obligations	Total	2003	2004-2005	2006-2007	After 2007

Debt Obligations	$6,700,355	$617,012	$3,398,975	$1,362,031	$1,322,337
Operating Leases	4,093,112	572,887	933,130	527,160	2,059,935

Total	$10,793,467	$1,189,899	$4,332,105	$1,889,191	$3,382,272

        We expect to fund our working capital needs from operations and from amounts available from borrowings under our secured working capital credit facility. If we need additional working capital to fund future expansion, we will seek an increase in our line of credit or other debt financing before selling additional equity securities, although there is no guarantee that we will be able to secure such financing.

Environmental Liability

        We have no known material environmental violations or assessments.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 for our fiscal year beginning January 1, 2002. The adoption of SFAS 142 did not have any material impact on the Company’s financial statements.

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have any material impact on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The FASB has prescribed a tabular format and location for the disclosures. The Company has adopted SFAS No. 148 and has included the required disclosures in its consolidated financial statements for the year ended December 31, 2002. We do not plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123.

Certain Factors That May Affect Future Results

        We may have difficulty managing our growth.

        We have been experiencing a period of rapid growth that has been placing a strain on our resources. Revenue from our operations for the year ended December 31, 2002 increased by 170% to $52,930,121. The number of our employees increased from 95 in March 2001 to 288 as of March 5, 2003. We anticipate that our revenues and business activities will continue to grow in 2003. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and our manufacturing processes and compliance programs, as well as the operational and administrative tasks associated with integrating new personnel and managing expanding operations. The challenges inherent in managing growth are significant. If we are unable to meet these challenges, we could experience a material adverse effect on the quality of our products, our ability to retain key personnel, our operating results and financial condition.

        We depend on a number of key personnel.

        Our future success depends, to a significant degree, on the skill, experience and efforts of our chief executive officer and the other members of our senior management team. The loss of any member of our senior management team could have a material adverse effect on our business.

        We face intense competition from other manufacturers of generic drugs.

        In order to succeed in the generic drug business, we need to achieve a significant share of the market for each generic drug we market. The generic drug manufacturing and distribution business is highly competitive. We compete with several companies that are better capitalized than we are and that have financial and human resources significantly greater than ours. Because we manufacture generic drugs, our products, by their very nature, are chemically and biologically equivalent to the products of our larger and profitable competitors. Also, we believe that, as a rule, the first one or two companies to bring a generic alternative to the market will capture the highest market share for that product. These larger companies, with their greater resources, could bring products to market before us and could capture a significant share of the market at our expense.

        We are obligated to issue a large number of shares of common stock at prices lower than market value.

        We are obligated to issue a large number of shares of common stock at prices below market value. Therefore, our common stock could lose value if a large number of these shares are issued into the market. As of March 1, 2003, 12,898,870 shares of common stock were issued and outstanding. We have issued options, warrants and preferred stock, that are convertible by their holders into shares of common stock. As of March 1, 2003, we were obligated to issue up to 2,787,719 additional shares of common stock upon the conversion of our Series Q convertible preferred stock. We have also reserved 2,234,990 shares of common stock for issuance pursuant to options and warrants granted to our employees, officers, directors, consultants and investors. The holders of these convertible securities likely would only exercise their rights to acquire common stock at times when the exercise price is lower than the price at which they could buy the common stock on the open market. Because we would likely receive less than current market price for any shares of common stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of common stock held by existing investors.

        Conversion of outstanding shares of convertible preferred stock may reduce the market price of our outstanding common stock.

        The conversion of outstanding shares of our Series Q Preferred Stock may result in substantial dilution to the equity interests of current holders of our common stock. Specifically, public resales of our common stock following conversions of preferred stock may depress the prevailing market price of our common stock. Even prior to the time of actual conversions of the preferred stock, the perception of a significant market “overhang” resulting from the existence of our obligation to honor such conversions could depress the market price of our common stock.

        The value of our common stock has fluctuated widely and investors could lose money on their investments in our stock.

        The price of our common stock has fluctuated widely in the past and it is likely that it will continue to do so in the future. The market price of our common stock could fluctuate substantially based upon a variety of factors including:

  quarterly fluctuations in our operating results;

  announcements of new products by us or our competitors;

  key personnel losses;

  sales of common stock; and

  developments or announcements with respect to industry standards, patents or proprietary rights.

        During 2002, the market price of our common stock fluctuated between approximately $4.30 and approximately $12.32, and was approximately $14.80 on February 28, 2003. These broad market fluctuations could adversely affect the market value of our common stock in that, at the current price, any fluctuation in the dollar price per share could constitute a significant percentage decrease in the value of a stockholder’s investment.

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

        Before we can market any generic drug, we must first obtain FDA approval of the proposed drug and of the active drug raw materials that we use. In many instances, our approvals cover only one source of raw materials. If raw materials from a specified supplier were to become unavailable, we would be required to file a supplement to our Abbreviated New Drug Application to use a different manufacturer and revalidate the manufacturing process using a new supplier’s materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share. For example, for a period of time, we were unable to acquire the active drug for our clorazapate dipotassium product and, as a result, we had to discontinue production of the product. The active drug ingredient has since become available again and we have resumed manufacturing the product.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

        We do not use any derivative financial instruments. Our exposure to market risk for a change in interest rates relates primarily to our debt instruments. Our debt instruments, at December 31, 2002, are subject to variable interest rates, which float based upon a spread over LIBOR or U.S. bank prime rate, and fixed interest rates and principal payments. Management does not believe that any risk inherent in these instruments is likely to have a material effect on our consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data

        Able Laboratories’ Consolidated Financial Statements and related Independent Auditors’ Report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

Independent Auditors’ Report	23
Financial Statements:
Consolidated Balance Sheets - December 31, 2002 and 2001	24
Consolidated Statements of Operations -Years Ended December 31, 2002, 2001	25
and 2000
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - Years Ended December 31, 2002, 2001 and 2000	26
Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001	27
and 2000
Notes to Consolidated Financial Statements	28

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Stockholders
Able Laboratories, Inc.
South Plainfield, New Jersey

        We have audited the accompanying consolidated balance sheets of Able Laboratories, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Able Laboratories, Inc. and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLF & COMPANY, P.C.

Boston, Massachusetts
January 31, 2003

ABLE LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,801,127	$1,155,266
Accounts receivable, net of allowances of $13,054,246 and $8,116,822	7,873,526	4,646,203
Inventory	12,903,939	4,718,909
Deferred income tax asset	2,915,000	—
Prepaid expenses and other current assets	123,104	783,482

Total current assets	25,616,696	11,303,860

Property and equipment, net	9,932,523	4,495,511

Other assets:
Investment in RxBazaar securities	—	1,040,000
Debt financing costs, net of accumulated amortization	168,206	182,606
Cash deposits with bond trustee	517,262	505,095
Deferred income tax asset	14,725,000	—
Deposits and other assets	168,414	110,617

Total other assets	15,578,882	1,838,318

	$51,128,101	$17,637,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$617,012	$586,807
Accounts payable	6,896,359	3,613,995
Accrued expenses	2,839,612	954,448

Total current liabilities	10,352,983	5,155,250
Long-term debt, less current portion	6,083,343	2,290,500
Deferred gain on sale of subsidiary	—	1,296,597

Total liabilities	16,436,326	8,742,347

Commitments and contingencies
Stockholders’ equity :
Preferred stock, $.01 par value, 10,000,000 shares authorized, 53,150 shares of Series Q in 2002 and 67,910 shares of Series L and Q in 2001
(liquidation value $5,315,000 and $6,791,000)	532	679
Common stock, $.01 par value, 25,000,000 shares authorized, 12,554,206
and 11,301,976 shares issued and outstanding	125,542	113,020
Additional paid-in capital	82,423,790	80,011,072
Accumulated deficit	(47,783,489)	(71,229,429)
Unearned stock-based compensation	(74,600)	—

Total stockholders’ equity	34,691,775	8,895,342

	$51,128,101	$17,637,689

See accompanying notes to consolidated financial statements. 24

ABLE LABORATORIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

Sales, net	$52,930,121	$19,594,231	$31,456,479
Cost of sales	27,361,610	12,533,440	25,711,147

Gross profit	25,568,511	7,060,791	5,745,332

Operating expenses:
Selling, general and administrative	7,754,153	5,909,245	9,966,250
Research and development	6,944,952	2,352,666	2,392,166

Total operating expenses	14,699,105	8,261,911	12,358,416

Operating income (loss)	10,869,406	(1,201,120)	(6,613,084)

Other income (expense):
Loss on investment in RxBazaar	(1,993,403)	(2,730,000)	—
Loss on sale of subsidiary	—	—	(313,607)
Interest and financing expense	(517,723)	(1,077,100)	(2,157,423)
Miscellaneous income (expense), net	(42,340)	535,313	632,463

Other income (expense), net	(2,553,466)	(3,271,787)	(1,838,567)

Income (loss) before income taxes	8,315,940	(4,472,907)	(8,451,651)
Income tax benefit	15,130,000	—	—

Net income (loss)	23,445,940	(4,472,907)	(8,451,651)
Less returns to preferred stockholders:
Beneficial conversion features	—	8,536,886	1,292,142
Dividends paid and accrued	481,143	523,138	151,651

Net income (loss) applicable to common stockholders	$22,964,797	$(13,532,931)	$(9,895,444)

Net income (loss) per share:
Basic	$1.98	$(1.57)	$(1.89)

Diluted	$1.44	$(1.57)	$(1.89)

Weighted average shares outstanding:
Basic	11,587,905	8,629,371	5,232,324

Diluted	16,322,234	8,629,371	5,232,324

See accompanying notes to consolidated financial statements. 25

ABLE LABORATORIES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) Years Ended December 31, 2002, 2001 and 2000

	Preferred Stock		Common Stock				Unearned
					Paid-In	Accumulated	Stock-Based
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total

Balance at December 31, 1999	55,924	$559	4,256,996	$42,570	$58,937,305	$(58,304,871)	$—	$675,563
Stock options and warrants exercised	—	—	169,441	1,695	50,880	—	—	52,575
Shares issued in private placements	43,600	436	—	—	3,551,249	—	—	3,551,685
Conversion of preferred stock	(47,264)	(473)	1,739,304	17,393	(16,920)	—	—	—
Conversion of debt and accrued interest	—	—	290,994	2,910	1,728,419	—	—	1,731,329
Stock, options and warrants issued for services	—	—	76,733	767	1,124,507	—	—	1,125,274
Net loss	—	—	—	—	—	(8,451,651)	—	(8,451,651)

Balance at December 31, 2000	52,260	522	6,533,468	65,335	65,375,440	(66,756,522)	—	(1,315,225)
Stock options and warrants exercised	—	—	46,258	463	(63)	—	—	400
Shares issued in private placements	67,150	672	1,406,333	14,063	10,967,772	—	—	10,982,507
Conversion and redemption of preferred stock	(98,700)	(987)	3,083,917	30,839	(2,223,271)	—	—	(2,193,419)
Conversion of debt and accrued interest	—	—	43,333	433	114,567	—	—	115,000
Shares issued for investment securities	47,200	472	—	—	4,719,528	—	—	4,720,000
Stock, options and warrants issued for services	—	—	188,667	1,887	1,240,549	—	—	1,242,436
Cash dividends on preferred stock	—	—	—	—	(183,450)	—	—	(183,450)
Net loss	—	—	—	—	—	(4,472,907)	—	(4,472,907)

Balance at December 31, 2001	67,910	679	11,301,976	113,020	80,011,072	(71,229,429)	—	8,895,342
Stock options and warrants exercised	—	—	686,067	6,860	277,591	—	—	284,451
Conversion of preferred stock	(14,760)	(147)	566,163	5,662	(5,515)	—	—	—
Warrants issued with debt	—	—	—	—	375,314	—	—	375,314
Cash dividends on preferred stock	—	—	—	—	(476,572)	—	—	(476,572)
Stock-based compensation	—	—	—	—	111,900	—	(111,900)	—
Amortization of unearned stock-based
compensation	—	—	—	—	—	—	37,300	37,300
Tax benefit on stock options	—	—	—	—	2,130,000	—	—	2,130,000
Net income	—	—	—	—	—	23,445,940	—	23,445,940

Balance at December 31, 2002	53,150	$532	12,554,206	$125,542	$82,423,790	$(47,783,489)	$(74,600)	$34,691,775

See accompanying notes to consolidated financial statements. 26

ABLE LABORATORIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$23,445,940	$(4,472,907)	$(8,451,651)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Gain on settlement of put liability	—	(26,472)	—
Deferred income tax benefit	(15,880,000)	—	—
State tax benefit for stock options	370,000	—	—
Loss on investment in RxBazaar	1,993,403	2,730,000	—
Loss on sale of subsidiary	—	—	313,607
Stock, options and warrants issued for services	—	1,242,436	1,125,274
Amortization of unearned compensation	37,300	—	—
Depreciation and amortization	1,049,101	912,617	2,059,774
(Increase) decrease in operating assets:
Accounts receivable	(3,227,323)	(4,710,139)	1,335,230
Inventory	(8,185,030)	(3,619,990)	568,946
Prepaid expenses and other current assets	660,378	(384,478)	45,947
Deposits and other assets	(69,964)	(367,218)	(65,565)
Increase in operating liabilities:
Accounts payable and accrued expenses	5,116,712	2,813,414	2,053,311

Net cash provided by (used for) operating activities	5,310,517	(5,882,737)	(1,015,127)

Cash flows from investing activities:
Purchase of property and equipment	(6,376,122)	(1,549,946)	(497,722)
Purchase of RxBazaar note receivable	(2,250,000)	—	—
Proceeds from sale of subsidiaries	—	4,800,000	—
Proceeds from sale of investment in RxBazaar securities	—	950,000	—

Net cash provided by (used for) investing activities	(8,626,122)	4,200,054	(497,722)

Cash flows from financing activities:
Net proceeds from stock warrants and options	284,451	400	52,575
Net proceeds from private stock placements	—	10,207,507	3,551,685
Redemption of preferred stock	—	(2,193,419)	—
Net proceeds from debt obligations	5,246,745	1,645,000	190,000
Payment of debt obligations	(1,143,974)	(1,235,966)	(547,307)
Net change in line of credit	—	(5,959,405)	(1,670,821)
Preferred stock dividends paid	(425,756)	—	—

Net cash provided by financing activities	3,961,466	2,464,117	1,576,132

Net change in cash and cash equivalents	645,861	781,434	63,283
Cash and cash equivalents at beginning of year	1,155,266	373,832	310,549

Cash and cash equivalents at end of year	$1,801,127	$1,155,266	$373,832

Supplemental cash flow information:
Interest paid	$414,988	$850,478	$1,355,730
Income taxes paid	137,976	—	—
Conversion of debt and accrued interest into common
stock	—	115,000	1,731,329
Conversion of debt into preferred stock	—	775,000	—
Preferred stock issued for investment securities	—	4,720,000	—
Conversion of put liability to notes payable	—	750,000	—
Additional cash flow information is included in Notes 2 and 6

See accompanying notes to consolidated financial statements.

ABLE LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

        The consolidated financial statements include the accounts of Able Laboratories, Inc. (the “Company” or “Able”), which is engaged in the manufacture of generic pharmaceuticals, and its inactive wholly-owned subsidiary, Monroe Subsidiary, Inc. (formerly Generic Distributors, Inc. or “GDI”) which was engaged in the distribution of generic pharmaceuticals. Monroe Subsidiary, Inc. was dissolved on September 30, 2002. On May 18, 2001, we merged our wholly-owned subsidiary, Able Laboratories, Inc., into our parent company, DynaGen, Inc. and changed DynaGen’s name to Able Laboratories, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

        In December 2000, we completed the sale of substantially all the assets of our GDI subsidiary to Louisiana Wholesale Distributors (see Note 2). GDI changed its name to Monroe Subsidiary, Inc. after the sale. On February 23, 2001, we completed the sale of our subsidiary, Superior Pharmaceutical Company to RxBazaar, Inc. (see Note 2).

Reverse Stock Split

        On May 29, 2002, our stockholders approved a 1-for-15 reverse stock split of our common stock. The reverse stock split became effective on June 3, 2002. All common stock information presented herein has been retroactively restated to reflect the reverse stock split.

Use of Estimates

        In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Material estimates, that are particularly susceptible to significant change in the near term, relate to the carrying values of receivables, including allowances for chargebacks, rebates and returns, inventory, investment in RxBazaar securities and note receivable and the valuation of deferred income tax assets. Actual results could differ from those estimates.

Reclassifications

        Certain amounts have been reclassified in the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation. The reclassifications had no effect on net loss.

Cash Equivalents

        Cash equivalents include interest-bearing deposits with original maturities of three months or less.

Accounts Receivable

        Allowances for Returns and Price Adjustments.  Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, rights of return, pricing adjustments and other allowances. We establish allowances for these items when we recognize revenue and we book the allowances as reserves against accounts receivable. Chargebacks, primarily from wholesalers, are the most significant of these items. They result from arrangements we have with customers establishing prices for products for which the customers independently select a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the end customer’s contract price, which is lower. We credit the wholesaler for purchases by end customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers. We base these reserves primarily on our contractual arrangements and wholesaler inventory levels and, to a lesser extent, historical chargeback experience. We continually monitor our reserves and compensate for contractual changes, giving consideration to our observations of buying patterns and current pricing trends and we make adjustments to our provisions for chargebacks and similar items when we believe that the actual credits will differ from our original provisions.

        Allowance for Doubtful Accounts.   We have historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 15-60 day basis, though certain customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer’s payment history and creditworthiness. If the financial condition of the Company’s customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management’s expectations, we might have to increase our allowance for doubtful accounts.

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

Debt Financing Costs

        Debt financing costs are being amortized on a straight-line basis over the term of the debt. The related amortization expense for 2002, 2001 and 2000 was $14,400, $220,178 and $483,204, respectively.

Revenue Recognition

        Revenues from product sales are principally recognized when products are shipped and in certain cases revenues are recognized when shipments are received by customers. Revenues from sales may be subject to agreements allowing chargebacks, rebates, rights of return and other allowances. The Company provides allowances for potential uncollectible accounts, chargebacks, rebates, returns and other allowances. Allowances for chargebacks, rebates, returns and other allowances are established concurrently with the recognition of revenue.

        Shipping and handling fees billed to customers are recognized in net sales. Shipping and handling costs we incur are included in cost of sales.

Advertising Costs

        Advertising costs are charged to expense when incurred.

Income Taxes

        Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss, capital loss and tax credit carryforwards to the extent their realization is more likely than not. The deferred tax benefit or expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

Stock-Based Compensation

        Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company does not plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123.

        At December 31, 2002, the Company has one stock-based compensation plan and stock options issued outside of the plans, which are described more fully in Note 10. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company’s stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

Net income (loss) as reported	$23,445,940	$(4,472,907)	$(8,451,651)
Add stock-based compensation under APB No. 25	37,300	269,403	348,500
Deduct stock-based employee compensation under SFAS
No. 123	(366,910)	(1,500,868)	(591,546)

Pro forma net income (loss)	23,116,330	(5,704,372)	(8,694,697)
Less returns to preferred stockholders	481,143	9,060,024	1,443,793

Net income (loss) applicable to common stockholders	$22,635,187	$(14,764,396)	$(10,138,490)

Net income (loss) per share:
Basic - as reported	$1.98	$(1.57)	$(1.89)

Basic - Pro forma	$1.95	$(1.71)	$(1.94)

Diluted - as reported	$1.44	$(1.57)	$(1.89)

Diluted - Pro forma	$1.42	$(1.71)	$(1.94)

Earnings Per Share

        Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income applicable to common stockholders that would result from the assumed issuance.

        For 2001 and 2000, options, warrants and convertible securities were anti-dilutive and excluded from the diluted earnings per share computations.

        The net income (loss) applicable to common stockholders has been adjusted for the stated dividends and the amortization of discounts on convertible preferred stock due to beneficial conversion features.

Comprehensive Income

        Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no other items of comprehensive income during 2002, 2001 and 2000.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 for our fiscal year beginning January 1, 2002. The adoption of SFAS 142 did not have any material impact on the Company’s financial statements.

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have any material impact on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to any exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The FASB has prescribed a tabular format and location for the disclosures. The Company has adopted SFAS No. 148 and has included the required disclosures in its consolidated financial statements for the year ended December 31, 2002.

2.     BUSINESS ACQUISITIONS AND DISPOSITIONS

        Superior Pharmaceutical Company

        On June 18, 1997, the Company acquired Superior Pharmaceutical Company (“Superior”). The acquisition was accounted for as a purchase. The Company allocated a portion of the purchase price to customer lists, which was being amortized on a straight-line basis over five years. Amortization of customer lists amounted to $128,218 and $769,308 for 2001 and 2000, respectively.

        On October 20, 2000, the Company entered into an agreement to sell Superior to RxBazaar, Inc. (“RxBazaar”). RxBazaar was founded in October 1999 by two of the Company’s directors and others. As of December 31, 2000, the Company owned 1,700,000 shares of RxBazaar’s common stock which the Company received for services. RxBazaar valued these shares at $8,500 on issuance in January 2000. In addition, RxBazaar issued the Company a five year warrant to purchase 1,200,000 shares of common stock at $2.50 per share in September 2000 for services. RxBazaar valued the warrant at $300,000. The Company deferred recognition of the value of these securities at December 31, 2000.

        On February 23, 2001, the Company sold Superior to RxBazaar for a cash payment of $4,000,000 and the assumption by RxBazaar of the Company’s existing 13.5% senior subordinated debt in the amount of $2,248,875. The Company remained liable for the debt as a guarantor and issued contingent stock purchase warrants to the debt holders. The warrants would have allowed the holders to purchase 166,667 shares of the Company’s common stock at $.15 per share if the debt was still outstanding on June 17, 2002. In addition, the holders of the debt had the option to convert such debt into common stock of the Company or RxBazaar. In connection with the sale of Superior, the Company sold accounts receivable of $3,572,730, inventory of $4,790,316, property and equipment of $191,715 and miscellaneous assets totaling $391,387 net of accounts payable and accrued expenses of $4,596,654. The Company deferred the gain of $1,296,597 on the sale due to its continuing ownership interest in RxBazaar and its guarantee of the debt.

        In February and March 2001, the Company received $4,700,000 of RxBazaar Series A Preferred stock plus accrued dividends of $20,000 in exchange for the Company’s Series O Preferred Stock (see Note 10). RxBazaar redeemed $l,000,000 of this Series A Preferred Stock for $950,000 in February 2001. As of December 31, 2001, the Company owned 1,700,000 shares or approximately 7% of RxBazaar’s common stock and $3,700,000 of RxBazaar’s Series A Preferred Stock. As of December 31, 2001, the Company recorded a loss of $2,680,000 on its investment in RxBazaar as a result of the Company’s impairment analysis.

        On June 14, 2002, the Company purchased the senior subordinated debt of RxBazaar for $2,250,000 and the contingent stock purchase warrants were cancelled. In addition, the Company applied $1,040,000 of the deferred gain against the carrying value of its investment in RxBazaar securities and the $256,597 balance of the deferred gain was applied to the carrying value of the $2,250,000 notes receivable from RxBazaar. The notes mature on June 17, 2004, bear interest at 13.5% payable monthly, are secured by a second lien on substantially all assets of RxBazaar and are subject to an inter-creditor agreement with RxBazaar’s asset-based lender. The Company has the right to convert the notes into common stock of RxBazaar at the current market value of RxBazaar’s common stock. Interest income on the notes for 2002 was $166,219. RxBazaar is current with its interest payments on this obligation but is in default of certain loan covenants. Due to RxBazaar’s current financial condition, at December 31, 2002, management increased its reserve for the notes receivable to cover the full carrying value of the notes, resulting in a $1,993,403 charge to income.

        On July 26, 2002, RxBazaar completed a merger with a “public shell” company, that is, a company that did not conduct operations but which had completed a public offering under the Securities Act. As a result of RxBazaar’s merger and related reverse stock split, the 1,700,000 shares of RxBazaar common stock held by Able were converted into 238,000 shares of RxBazaar common stock and Able’s investment in RxBazaar Series A Preferred stock is now convertible into 345,333 shares of RxBazaar common stock. Able’s warrant to purchase 1,200,000 shares was converted into the right to purchase 168,000 shares at $17.86 per share.

        In addition, in September 2002, Able received 239,841 shares of RxBazaar common stock in payment of $479,682 in accrued dividends on the Series A Preferred stock. Able is entitled to receive additional shares of common stock if Able receives less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After Able receives $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to RxBazaar. Able has waived its rights to future dividends on the Series A Preferred stock in exchange for RxBazaar agreeing to register the dividend shares, the common stock held by Able and the common stock issuable on conversion of the Series A Preferred. The RxBazaar registration statement was declared effective on September 30, 2002. Able did not record any income on receipt of the dividend shares due to the uncertainty of Able’s ability to realize any benefit from these shares as there is currently no active trading market for RxBazaar’s common stock.

        Able has agreed that it will not convert any securities into shares of RxBazaar common stock, if, immediately after such conversion, Able would own more than 4.9% of the issued and outstanding common stock of RxBazaar.

        A summary of Superior’s historical condensed results of operations included in the accompanying consolidated financial statements is as follows:

	Period Ended	Year Ended
	February 23, 2001	December 31, 2000

Sales, net	$3,067,567	$25,411,832
Cost of sales	2,812,726	20,577,395

Gross profit	254,841	4,834,437
Selling, general and administrative expense	581,292	4,438,024

Operating profit (loss)	(326,451)	396,413
Miscellaneous income	120	1,200
Interest expense	—	(1,401)

Net income (loss)	$(326,331)	$396,212

Net income (loss) per share - basic	$(0.04)	$(0.08)

        Generic Distributors Incorporated

        On March 2, 1998, the Company acquired Generic Distributors, Inc. (“GDI”). The GDI acquisition was accounted for as a purchase. The company allocated a portion of the purchase price to customer lists which was amortized on a straight line basis over five years. Amortization of customer lists amounted to $145,840 for 2000.

        On December 29, 2000, the Company sold substantially all the assets of GDI to Louisiana Wholesale Distributors, an unrelated third party, for $1,510,774. The Company received $800,000 in cash on January 3, 2001 and accounts payable of GDI amounting to $710,774 were paid out of the remaining proceeds. At December 31, 2000, the consolidated financial statements included $442,000 of accounts payable owed to creditors of GDI that were not assumed by the buyer. In August 2001, the Company settled these obligations and recorded $300,000 of forgiveness of debt income. The Company recorded a loss of $313,607 on the sale in 2000 which included the write-off of the $315,992 unamortized balance of the customer lists.

        Selected operating information for GDI for the year ended December 31, 2000 is as follows:

Revenues	$4,751,586

Net loss	$(388,680)

Net loss per share-basic	$(0.07)

3.     ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,

	2002	2001

Accounts receivable	$20,927,772	$12,763,025
Allowances for returns and price adjustments	(12,412,541)	(7,966,237)
Allowance for doubtful accounts	(641,705)	(150,585)

Accounts receivable, net	$7,873,526	$4,646,203

A summary of the activity in accounts receivable allowances is as follows:

	Returns and
	Price	Doubtful	Total
	Adjustments	Accounts	Allowances

Balance at December 31, 1999	$—	$270,025	$270,025
Additions charged to net sales	450,000	—	450,000
Additions charged to operating expenses	—	720,821	720,821
Deductions allowed to customers	(450,000)	—	(450,000)
Writeoff of uncollectible accounts	—	(505,778)	(505,778)

Balance at December 31, 2000	—	485,068	485,068
Additions charged to net sales	19,806,388	—	19,806,388
Additions charged to operating expenses	—	192,953	192,953
Deductions allowed to customers	(11,840,151)	—	(11,840,151)
Writeoff of uncollectible accounts	—	(527,436)	(527,436)

Balance at December 31, 2001	7,966,237	150,585	8,116,822
Additions charged to net sales	56,097,504	—	56,097,504
Additions charged to operating expenses	—	491,120	491,120
Deductions allowed to customers	(51,651,200)	—	(51,651,200)
Writeoff of uncollectible accounts	—	—	—

Balance at December 31, 2002	$12,412,541	$641,705	$13,054,246

4.     INVENTORY

Inventory consists of the following:

	December 31,

	2002	2001

Raw materials	$8,623,114	$2,968,959
Work-in-progress	1,549,239	231,376
Finished goods	2,731,586	1,518,574

	$12,903,939	$4,718,909

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
			Estimated
	2002	2001	Useful Lives

Machinery and equipment	$6,962,823	$3,710,644	7 years
Furniture, fixtures and computers	869,227	511,817	2-7 years
Leasehold improvements	4,190,768	1,845,514	15 years
Construction in process	421,279	—

	12,444,097	6,067,975
Less accumulated depreciation and amortization	(2,511,574)	(1,572,464)

	$9,932,523	$4,495,511

        Depreciation and amortization expense for 2002, 2001 and 2000 was $939,110, $564,221 and $569,719, respectively.

6.     DEBT

Debt consists of the following:

	December 31,

	2002	2001

Bridge loans	$—	$196,025
Equipment loans	2,890,078	654,500
NJEDA bonds	1,790,000	1,870,000
Notes payable, put liability	—	156,782
Unsecured notes payable, net of discount	2,020,277	—

Total	6,700,355	2,877,307
Less current portion	617,012	586,807

Long-term debt	$6,083,343	$2,290,500

        Bridge Loans

        In July 1998, Able entered into a machinery and equipment financing agreement with the spouse of the former Chairman of the Company whereby Able borrowed $150,000 at an annual interest rate of 15%. On December 31, 2001, the Company paid $63,975 in principal and interest of $36,025 on this loan. Interest expense for 2002, 2001 and 2000 amounted to $2,736, $22,500 and $22,500, respectively. As of December 31, 2002 this debt was paid in full.

        During 1999, the former Chairman of the Board periodically advanced personal funds to the Company for working capital and, on December 31, 2001, the balance payable was $110,000. These loans bear interest at 10% per annum. As of December 31, 2002 this debt was paid in full.

        In July 2001, the Company issued $775,000 in 8% convertible subordinated secured notes to several investors as part of a bridge financing. A director, who is Able’s president, and the former Chairman of the Board of Directors, each advanced $250,000 to the Company in this transaction. In August 2001, the notes were converted into Series Q Preferred Stock (see Note 10).

        Equipment Loans

        On February 16, 2001, the Company borrowed $770,000 in an equipment financing transaction. The borrowed amount was payable over a five-year term at an interest rate of 15%. Interest expense for 2002 and 2001 was $76,216 and $86,625, respectively. In October 2002, the Company repaid the loan.

        On October 24, 2002, we entered into a $4,000,000 non-restoring equipment loan agreement with a commercial bank. An initial $1,700,000 advance was issued under the agreement on October 23, 2002. Subsequent advances totaling $1,246,745 were made between October 24, 2002 and December 31, 2002. We have until April 24, 2004 to request advances for the remaining $1,053,255 available under the non-restoring equipment loan. The initial $1,700,000 advance is payable in monthly installments of $28,333 plus interest through October 24, 2007. The subsequent advances totaling $1,246,745 require interest only payments until monthly installments of $20,779 of principal commence on April 5, 2003 with a final maturity of March 24, 2008. Parts of the proceeds of the initial and subsequent advances were used to repay certain existing loans. Future advances may be used to purchase equipment, leasehold improvements or to repay existing equipment loans.

        The loan is secured by all laboratory, manufacturing and office equipment. The loan is subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a current ratio. We were in compliance with these covenants at December 31, 2002. The loan bears interest at LIBOR plus 2.5% (3.9% at December 31, 2002). Interest expense for 2002 was $23,803. At December 31, 2002, maturities of the loan are as follows: $527,012 in 2003, $589,349 in 2004, $589,349 in 2005, $589,349 in 2006, $532,682 in 2007 and $62,337 thereafter.

        New Jersey Economic Development Authority Bonds

        On June 23, 1999, we completed an Industrial Development Revenue Bond offering issued by the New Jersey Economic Development Authority. The bonds consist of series 1999A $1,700,000, 8% non-taxable and series 1999B $300,000, 8.25% taxable. Series 1999A bonds will mature in 15 years and series 1999B bonds will mature in 4 years. Interest expense for 2002, 2001 and 2000 was $147,121, $163,691 and $174,146, respectively. The total cost of the bond issue was $216,140 and the net proceeds were used for the acquisition, installation and commissioning of equipment and machinery. The bond cost is being amortized over 15 years. Amortization expense for 2002, 2001 and 2000 was $14,400, $14,400 and $14,390, respectively. At December 31, 2002, maturities of the bonds are as follows: $90,000 in 2003, $95,000 in 2004, $105,000 in 2005, $115,000 in 2006, $125,000 in 2007 and $1,260,000 thereafter.

        In connection with these bonds, the Company has entered into various agreements with the New Jersey Economic Development Authority and the bondholders, including an escrow agreement pursuant to which the Company has deposited into escrow amounts intended to cover the Company’s obligations under the bond indenture. These amounts are included in other assets.

        Working Capital Loan

        The Company had a revolving loan agreement with a bank based upon eligible accounts receivable and inventory. During 2000, the Company was in default of certain loan covenants and the bank increased the interest rate to its base rate plus 4%, charged us certain fees and reduced the borrowing limit on the line. The limit on the line on January 1, 2001 was $6,250,000 and the interest rate was 13.5%. This loan was paid off on February 23,

2001 at the time of the sale of our subsidiary, Superior Pharmaceutical Company (see Note 2). Interest expense for 2001 was $136,926, amortization of deferred expenses was $42,439 and early termination fees were $120,000. Interest expense for 2000 was $849,310 and amortization of deferred expenses was $436,462.

        Senior Subordinated Debt and Warrant Put Liability

        In June 1997, the Company obtained senior subordinated debt financing of $3,000,000 from two private investors bearing interest at 13.5% payable monthly. The principal was payable upon maturity at the end of five years. The Company also issued warrants to purchase 2,667 shares of common stock at $1.50 per share exercisable for five years to the investors. These warrants were subject to put features that allowed the holders to sell two-thirds of the warrants to the Company after three years for $667,000 and all of the warrants after five years for $1,500,000. The Company was accruing the put value of the warrants to their redemption amounts over their respective terms. Amortization expense on the put liability for 2001 and 2000 was $0 and $91,703, respectively. In connection with the sale of Superior on February 23, 2001, the Company settled the warrant put liability obligation by paying $300,000 and issuing $750,000 of 13.5% notes payable maturing February 2002. The notes required 10 equal monthly installments of principal and interest commencing May 2001.

        In 1999, the Company exchanged $750,000 of this debt for 10,000 shares of Series L Preferred Stock. The Company also issued 26,667 warrants to purchase common stock at $5.70 per share and 11,250 warrants to purchase common stock at $0.15 per share in connection with the exchange. The warrants to purchase 11,250 and 26,667 shares of common stock were exercised during 2000 and 2002, respectively. Interest expense on the debt and the put notes for 2002, 2001 and 2000 was $6,079, $112,034 and $303,750, respectively. (See Note 2.)

        Unsecured Notes Payable

        In June 2002, the Company borrowed $2,300,000 from existing institutional and accredited investors, including certain officers of Able and RxBazaar, all of whom are related parties. The unsecured notes mature on June 14, 2004 and bear interest at 12% payable monthly. The Company also issued immediately exercisable three-year warrants to purchase 170,200 shares of common stock at $5.10 per share to the investors. Proceeds of $375,314 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount is reflected as a discount against the notes payable and will be amortized to interest expense over the life of the notes. Proceeds of this financing were used to purchase the 13.5% senior subordinated notes receivable from RxBazaar. Interest expense and amortization of discount for 2002 was $150,267 and $95,591, respectively.

7.     INCOME TAXES

        There was no provision or benefit for income taxes for 2001 and 2000, due to the Company’s net operating losses and a valuation reserve on the deferred income tax asset. In 2002, the Company recorded an income tax benefit due to the Company’s assessment that it is more likely than not that deferred tax assets (resulting primarily from net operating losses) would be realized in the future. Allocation of federal and state income taxes between current and deferred portions for 2002 is as follows:

Current tax provision:
Federal	$—
State	750,000

Total current	$750,000

Deferred tax benefit:
Federal	$(15,850,000)
State	(30,000)

Total deferred	(15,880,000)

Total provision (benefit)	$(15,130,000)

37 The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,

	2002	2001	2000

Statutory rate	34.0%	(34.0)%	(34.0)%
Increase (decrease) resulting from:
Change in valuation reserve	(202.0)	34.0	34.0
State taxes, net of federal tax benefit	6.0	—	—
Rate differential and other, net	(19.9)	—	—

Effective tax rates	(181.9)%	0.0%	0.0%

The components of the net deferred tax asset are as follows:

	December 31,

	2002	2001

Deferred tax asset:
Federal	$22,630,000	$21,733,000
State	1,930,000	1,983,000

	24,560,000	23,716,000
Valuation reserve	(6,920,000)	(23,716,000)

Net deferred tax asset	$17,640,000	$—

        The current portion of the deferred tax asset includes the benefit for the utilization of net operating loss carryforwards and other current temporary differences. The valuation reserve is allocated between the current and non-current classifications pro-rata based upon when the underlying temporary differences are expected to reverse.

        The following differences give rise to deferred income taxes:

	December 31,

	2002	2001

Net operating loss carryforward	$18,425,000	$20,928,000
Capital loss carryforward	3,190,000	3,190,000
Research and investment tax credit carryforward	635,000	634,000
Other, net	2,310,000	(1,036,000)

	24,560,000	23,716,000
Valuation reserve	(6,920,000)	(23,716,000)

Net deferred tax asset	$17,640,000	$—

        The changes in the valuation reserve are primarily due to the Company’s expected utilization of its net operating loss carryforwards.

        As of December 31, 2002, the Company has the following tax carryforwards:

	Net Operating Losses		Tax Credits

Expiration Date	Federal	State	Federal	State

	(In thousands)
December 31, 2003	$—	$830	$2	$—
December 31, 2004	—	2,983	31	—
December 31, 2005	—	2,689	20	—
December 31, 2006	—	3,403	100	26
December 31, 2007	2,400	3,118	170	26
December 31, 2008	3,426	1,000	138	—
December 31, 2009	2,654	—	121	—
December 31, 2010	5,162	—	—	—
December 31, 2011	4,446	—	—	—
December 31, 2017	10,783	—	—	—
December 31, 2018	5,862	—	—	—
December 31, 2019	6,349	—	—	—
December 31, 2020	7,534	—	—	—
December 31, 2021	2,939	—	—	—

Total	$51,555	$14,023	$582	$52

        Use of net operating loss and tax credit carryforwards may be subject, in future periods, to annual limitations based on ownership changes in the Company’s common stock as defined by the Internal Revenue Code. The Company’s capital loss carryforward of approximately $7,920,000 expires on December 31, 2006. The Company has determined the future utilization of the state net operating loss, the capital loss carryforwards and the tax credits is less than “more likely than not” and therefore a portion of the valuation reserve has been allocated to these items.

8.    RELATED PARTY TRANSACTIONS

        Notes Receivable

        On December 31, 2001, the balance due from the officer of $105,000 plus accrued interest of $17,525 was included in prepaid expenses and other current assets. The Company recognized interest income of $3,525 and $3,150 on this note during 2001 and 2000, respectively. In 2002, the Company forgave the balance due and the accrued interest.

        RxBazaar, Inc.

        During 2000, the Company entered into certain transactions with RxBazaar primarily through its wholly-owned subsidiary Superior Pharmaceutical Company. RxBazaar, which was founded in October 1999 by two of the Company’s directors and others, provides an online marketplace for the purchase and sale of brand and generic drugs on the Internet. On October 20, 2000, the Company entered into an agreement to sell Superior to RxBazaar (see Note 2).

        During 2000, RxBazaar and Superior assisted each other in developing their businesses. Superior acted as RxBazaar’s fulfillment center for all sales made by RxBazaar through its website. Sales to RxBazaar by Superior during 2000 were approximately $1,362,000, or 5.4% of Superior’s total sales, for the year. Superior’s purchases from RxBazaar in 2000 were approximately $425,000 or 2.1% of Superior’s cost of sales.

        Subsequent to the sale of Superior to RxBazaar, the Company continued to sell products to RxBazaar. Net sales to RxBazaar were approximately $6,658,000, or 34% of net sales, for 2001. Net sales to RxBazaar were approximately $506,000, or 1% of net sales, for 2002.

9.    COMMITMENTS AND CONTINGENCIES

        Lease Agreements

        The Company leases offices and warehouse facilities under operating leases expiring in various years through March 31, 2015 that require the Company to pay certain costs such as maintenance and insurance.

        The following is a schedule of future minimum lease payments for all operating leases (with initial or remaining terms in excess of one year) as of December 31, 2002:

Years Ending December 31,	Amount
2003	$572,887
2004	560,324
2005	372,806
2006	263,580
2007	263,580
Thereafter	2,059,935

Total minimum future lease payments	$4,093,112

        Rent expense, net of subleases for 2002, 2001 and 2000, was $572,631, $417,707 and $763,971, respectively.

        Employment Agreements

        As of December 31, 2002, the Company has employment agreements with certain of its officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Compensation Committee.

        Contingencies

        Legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s financial position or results of operations.

10.    PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

        Preferred Stock

        A summary of convertible preferred stock, $.01 par value, 10,000,000 shares authorized, is as follows:

	December 31, 2002		December 31, 2001

		Liquidation		Liquidation
	Par Value	Value	Par Value	Value

Series L, 10,000 shares authorized,
0 and 6,760 shares issued and outstanding	$—	$—	$68	$676,000
Series Q, 61,150 shares authorized, 53,150 and
61,150 shares issued and outstanding	532	5,315,000	611	6,115,000

Total	$532	$5,315,000	$679	$6,791,000

        The Series B had a stated dividend of $7.00 per share per annum. The Series B was converted into common stock at discounted percentages of the effective price decreasing from 80% to 75% over time. During

2000, 1,900 shares were converted into 64,904 shares of common stock. During 2001, 400 shares were converted into 15,486 shares of common stock.

        In March 1998, the Company issued 10,500 shares of Series E and 1,500 shares of Series F in connection with its acquisition of GDI (see Note 2). The Series E and F were convertible into common stock at the market price on the date of conversion. On March 14, 2001, pursuant to a settlement agreement, the Company agreed to issue 207,333 shares of common stock and pay $105,000 in cash in settlement of the Series E and Series F.

        In 1998, the Company sold 19,000 shares of Series H for $1,900,000. The Series H was convertible after twelve months into common stock at 67% of the average closing bid price for the preceding five days. There were no conversions of Series H in 2000. During 2001, the balance of 650 shares was converted into 23,347 shares of common stock.

        In May and June 1999, the Company received $3,000,000 from the issuance of 3,000 shares of Series I. The Series I was convertible into common stock at 80% of the average of the closing bid price for the three selected closing bids of the five trading days preceding conversion. During 2000, the 974 shares of Series I were converted into 287,652 shares of common stock.

        In July 1999, the Company received $1,000,000 from the issuance of 1,000 shares of Series J. The Series J was convertible into common stock at 80% of the average closing bid price for the five trading days preceding conversion. During April and May 2000, the Company received an additional $500,000 through the sale of 500 shares of Series J. The Company incurred $50,000 in expenses related to this financing. During 2000, the Series J was converted into 317,024 shares of common stock.

        In August, September and November, 1999, the Company received $2,000,000 from the issuance of 20,000 shares of Series K. The Series K was convertible into common stock at 80% of the average price for the three days preceding conversion. The conversion price decreased to 75% and then to 70% over time. During 2000, 13,500 shares were converted into 553,949 shares of common stock. During 2001, 6,500 shares were converted into 349,360 shares of common stock.

        In November 1999, the Company issued 10,000 shares of Series L in exchange for the cancellation of $750,000 of senior subordinated debt. The Series L was convertible into common stock at the average of the closing bid price for the three trading days prior to conversion and accrued dividends at the rate of 13.5% per annum. In November 2000, 3,240 shares of Series L were converted into 74,000 shares of common stock. In January 2002, the balance of Series L was converted into 96,556 shares of common stock.

        During July 2000, the Company received net proceeds of $1,220,000 from the sale of Series M and converted a $750,000 bridge loan into Series M. The Company incurred $590,000 in expenses related to this financing. The Company issued 25,600 shares of Series M for the total proceeds of $2,560,000. The Series M carried a dividend of 4% and was convertible into common stock at 80% of the average of the three lowest prices per share during the five trading days prior to conversion. During 2000, 12,750 shares were converted into 459,119 shares of common stock. During 2001, 12,850 shares were converted into 562,357 shares of common stock.

        On November 2, 2000, the Company received net proceeds of $781,685 from the sale of Series N after expenses of $168,315 and converted a $350,000 bridge loan into Series N. The Company issued 13,000 shares of Series N for the total proceeds of $1,300,000. The Series N did not carry a dividend and was convertible into common stock at 80% of the five day average price per share preceding the conversion if the conversion occurred between sixty-one days and one hundred and twenty-one days after the issue date. This conversion price decreased to 75% if conversion occurred after one hundred and twenty-one days. During 2001, 12,950 shares of Series N were converted into 425,328 shares of common stock. In December 2001, the Company redeemed 50 shares of Series N for $6,666.

        On February 15, 2001, the Company entered into an agreement with equity investors of RxBazaar. The agreement gave the RxBazaar investors the right to exchange shares of RxBazaar’s Series A Preferred Stock for shares of the Company’s Series O. On February 22, 2001, an investor converted $1,000,000 of Series A Preferred

Stock into $1,000,000 of Series O of the Company. In March 2001, the investors exchanged the remaining $3,700,000 of Series A Preferred Stock plus accrued dividends for $3,720,000 of Series O.

        The Series O Preferred Stock carried an 8% dividend and was convertible to common stock at the lesser of $5.25 per share or 75% of the average of the three lowest per share prices in the ten trading days prior to conversion during the first 149 days and 70% on or after 150 days. In June 2001, the Company received an additional $250,000 from the sale of 2,500 shares of Series O. During 2001, 34,122 shares of Series O were converted into 1,407,372 shares of common stock. In December 2001, the Company redeemed 15,578 shares of Series O for $2,081,752.

        In May and June 2001, the Company received $350,000 from the sale of 3,500 shares of Series P. The Series P was convertible after six months at 80% of the average of the three-day closing bid price prior to conversion. The Series P did not carry any dividend. During 2001, the 3,500 shares were converted into 93,333 shares of common stock and the Company registered these shares on February 14, 2002.

        In August 2001, the Company sold 61,150 shares of Series Q for $6,115,000 in cash and conversion of outstanding debt. Net proceeds were $5,702,220 after placement costs of $412,780. The Company also issued a five year warrant to purchase 13,333 shares of common stock at $3.75 per share to the placement agent. The Company valued these warrants at $34,000. The Series Q carries an 8% dividend and is convertible to common stock at approximately 58.70 shares of common stock for each share of Series Q. During 2002, 8,000 shares of Series Q were converted into 469,608 shares of common stock. The outstanding 53,150 shares of Series Q are convertible into approximately 3,119,967 shares of common stock.

        The Company registered the shares of common stock issuable on conversion of the Series Q in July 2002. As long as 50% of the shares of Series Q remain outstanding, if one or more conditions described below shall exist, the holders of Series Q are entitled to elect a majority of the directors of the Company. The conditions include: (1) default on any material amount of indebtedness and (2) failure to convert the Series Q in accordance with its terms.

        Certain series of preferred stock have conversion features that were in the money at the date of issue (“beneficial conversion feature”). The beneficial conversion features were recognized in the financial statements by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The intrinsic value was calculated at the date of issue of the convertible preferred stock as the difference between the proceeds received for the convertible preferred stock and the fair value of the common stock into which the securities are convertible. A summary of the amounts allocated to the beneficial conversion feature is as follows:

	Years Ended December 31,

Convertible Preferred Stock	2001	2000

Series J	$—	$125,000
Series K	—	310,476
Series M	—	640,000
Series N	216,666	216,666
Series O	2,117,720	—
Series P	87,500	—
Series Q	6,115,000	—

	$8,536,886	$1,292,142

        The discount resulting from the allocation of proceeds to the beneficial conversion feature has been recognized as a return to the preferred shareholders from the date of issuance through the date the security is first convertible. The discounts for 2001 and 2000 were amortized by a charge against additional paid-in capital because the Company had no accumulated earnings at those dates.

        Common Stock

        On May 29, 2002, the stockholders approved an amendment to our certificate of incorporation to decrease the number of shares of authorized common stock from 225,000,000 to 25,000,000 shares in connection with our 1-for-15 reverse stock split.

        In December 2001, the Company sold 1,406,333 shares of common stock at $3.60 per share for gross proceeds of $5,062,800 with commissions and expenses of $379,513. The market price of the common stock was $4.35 per share, or an aggregate fair value of approximately $6,118,000, on the closing date. The Company recorded a distribution on the difference between the fair market value and the proceeds of $1,055,200, which was charged to additional paid-in capital. The Company registered these shares on February 14, 2002.

        Stock Option Plans

        The Company has adopted three stock option plans and reserved shares of common stock for issuance to employees, officers, directors and consultants. Two of the plans were terminated during 2001. Under the plans, the Board of Directors may grant options and establish the terms of the grant in accordance with the provisions of the plans. Plan options are exercisable for up to ten years from the date of issuance and certain options contain a net exercise provision. The following table summarizes the activity of options granted under the plans:

	Years Ended December 31,

	2002		2001			2000

		Weighted			Weighted			Weighted
		Average			Average			Average
		Exercise			Exercise			Exercise
	Shares	Price	Shares		Price	Shares		Price

Outstanding at beginning of year	57,467	$1.95		66,813	$2.10		93,166	$3.15
Exercised	(4,133)	2.71		(2,666)	0.15		(25,333)	1.95
Canceled	—	—		(6,680)	3.15		(1,020)	96.90

Outstanding at end of year	53,334	1.88		57,467	1.95		66,813	2.10

Exercisable at end of year	53,334	1.88		57,467	1.95		66,813	2.10

Reserved for future grants at end of year	80,333		80,333			85,522

        At December 31, 2002, the 53,334 options outstanding are all exercisable at $1.88 per share through February 24, 2008.

        Consultant Stock Plan

        The Company adopted the Consultant Stock Plan in June 1998 which provides for stock grants for services rendered to the Company. The Company reserved 166,667 shares of common stock for issuance and registered the shares. During 2001 and 2000, the Company issued 12,000 and 2,667 shares of common stock under this Plan, respectively. The Company recorded expenses in 2001 and 2000 based on the fair value of the common stock issued. At December 31, 2002, the Company has 43,567 shares reserved under this plan.

        Other Stock Options and Warrants

        In February 2000, the Company issued several warrants to purchase 13,167 shares of common stock at $3.75 per share in connection with investment banking services. The value of these warrants $49,375 was charged to expense.

        In April 2000, the Company issued options to purchase 33,333 shares of common stock at $3.75 per share to two new directors. Half of these options vested in the year 2000 and the balance vested on December 31, 2001.

The Company valued these options at $140,000 and recognized $70,000 in expense in 2000 and $70,000 in expense in 2001.

        In May 2000, the Company issued options to purchase 66,667 shares of common stock at $2.70 per share to two directors. These options vested on December 31, 2001. The Company valued these options at $170,000 and recognized $85,000 in expense in 2000 and $85,000 in expense in 2001.

        In October 2000, the Company issued options to purchase 106,667 shares of common stock at $1.95 per share to two directors. These shares vested in full at the date of the grant. The Company valued these options at $193,500 and expensed them in 2000.

        In 2000, the Company granted stock options to purchase a total of 84,667 shares of common stock to employees at $3.75 per share. These options vest over periods of three to four years. The weighted average fair value of these options was $1.65 per share on the date of grant.

        In February 2001, the Company issued warrants to purchase a total of 10,000 shares of common stock at $2.55 per share for public relations services. The Company also issued a warrant to purchase 6,667 shares of common stock at $4.50 per share for investor relations services. The Company valued these warrants at $32,149 and expensed them in 2001.

        In February 2001, the Company granted seven year options to purchase a total of 750,000 shares of common stock at $3.30 per share to its directors. These options vested during 2001. The weighted average fair value of these options was $1.05 per share on the date of grant.

        In 2001, the Company granted stock options to purchase 242,000 shares of common stock at $3.75 per share to forty employees. These options vest over periods of one to five years. The Company recognized expense of $114,403 in 2001 related to these grants. The weighted average fair value of these options was $2.40 per share on the date of grant.

        During 2002, the Company granted stock options to purchase 336,600 shares to employees and directors at a weighted average exercise price of $5.31 per share. The weighted average fair value of these options was $2.86 per share on the date of grant. The Company also recorded unearned stock-based compensation of $111,900 for certain of these options which were granted at below market prices. The Company is amortizing the unearned stock-based compensation over the vesting periods of the options. Amortization expense for 2002 was $37,300.

        A summary of the activity for other stock option and warrant shares, including warrants issued in connection with debt and equity placements, is presented below:

	Years Ended December 31,

	2002	2001	2000

Outstanding at beginning of year	2,737,015	1,874,815	1,738,681
Granted	506,800	1,022,000	311,167
Exercised	(986,130)	(47,333)	(108,797)
Expired/Canceled	(57,359)	(112,467)	(66,236)

Outstanding at end of year	2,200,326	2,737,015	1,874,815

44 Information pertaining to other stock options and warrants outstanding at December 31, 2002 is as follows:

	Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 -	620,000	5.6 years	$2.86	620,000	$2.86
$3.75 -	1,497,500	6.3 years	4.32	1,168,695	4.10
$12.90 -	75,560	5.7 years	13.77	75,560	13.77
$196.50	7,266	0.7 years	255.51	7,266	255.51

	2,200,326	6.0 years	$5.06	1,871,521	$5.06

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during 2002, 2001 and 2000, respectively; dividend yield of 0%; risk-free interest rates of 4%, 5% and 5%, respectively; expected volatility of 65%, 84% and 108%, respectively; and expected lives of 3.96, 1.25, and 0.5 years, respectively.

        Common Stock Reserved

        The Company has reserved shares of common stock at December 31, 2002 as follows:

Stock option plans	133,667
Preferred stock conversion	3,119,967
Other stock options and warrants	2,200,326
Consultant Stock Plan	43,567

Total	5,497,527

11.     SEGMENT INFORMATION, MAJOR CUSTOMERS AND MAJOR SUPPLIERS

        The Company operates in one principal business segment, the manufacturing and distribution of generic pharmaceuticals. During 2002, approximately 37% of net sales was to one major customer. During 2001, approximately 34% and 20% of net sales were to two major customers. There were no major customers for 2000.

        During 2002, the Company had two major suppliers which provided the Company with approximately $6,334,000 and $5,360,000 of raw materials or 23% and 20%, respectively, of cost of sales. During 2001, the Company had one major supplier which provided the Company with $3,286,000 of raw materials or 26% of cost of sales.

12.     EMPLOYEE BENEFIT PLAN

        The Company has a Section 401(k) Profit Sharing Plan (the “401(k) Plan”) for all employees. Employees who have attained the age of 21 may elect to reduce their current compensation, subject to certain limitations, and have that amount contributed to the 401(k) Plan. The Company matches up to 25% of employee contributions not to exceed 6% of employee compensation, subject to certain limitations. Employee contributions to the 401(k) Plan are fully vested at all times and all Company contributions become vested over a period of five years.

        For 2002, 2001 and 2000, the Company made matching contributions of $52,521, $44,426 and $53,659, respectively. The Company did not make any profit-sharing contributions in 2002, 2001 or 2000.

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        At December 31, 2002 and 2001, the Company’s financial instruments include notes receivable from and investments in RxBazaar securities (see Note 2) and debt obligations (see Note 6). The carrying value of the notes receivable approximate their fair value based on RxBazaar’s current financial condition. The carrying value of the Company’s investment securities in RxBazaar approximate their fair value based on the most recent sale of common stock by RxBazaar at December 31, 2001 and on current marketability and financial condition of RxBazaar at December 31, 2002. The carrying value of debt obligations approximate fair values based on their maturities and interest rates.

14.    QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,

	2002				2001

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Sales, net	$16,101	$15,025	$12,500	$9,304	$7,066	$5,071	$3,531	$3,926
Cost of sales	8,102	7,677	6,568	5,015	4,056	2,998	2,848	2,631

Gross profit	7,999	7,348	5,932	4,289	3,010	2,073	683	1,295
Selling, general and administrative	2,650	1,756	1,803	1,545	1,646	1,352	1,093	1,818
Research and development	2,002	2,215	1,708	1,020	816	527	570	440

Operating income (loss)	3,347	3,377	2,421	1,724	548	194	(980)	(963)
Loss on investment securities	(1,993)	—	—	—	(2,680)	—	—	(50)
Interest and financing expense	(149)	(175)	(114)	(80)	(170)	(141)	(279)	(487)
Miscellaneous income (expense)	52	(196)	43	59	(52)	427	124	36

Income (loss) before income taxes	1,257	3,006	2,350	1,703	(2,354)	480	(1,135)	(1,464)
Income tax benefit	15,130	—	—	—	—	—	—	—

Net income (loss)	16,387	3,006	2,350	1,703	(2,354)	480	(1,135)	(1,464)
Less returns to preferred stockholders	(113)	(121)	(120)	(127)	(219)	(6,723)	(291)	(1,827)

Net income (loss) applicable to common stock	$16,274	$2,885	$2,230	$1,576	$(2,573)	$(6,243)	$(1,426)	$(3,291)

Net income (loss) per share:
Basic	$1.37	$0.25	$0.19	$0.14	$(0.26)	$(0.71)	$(0.19)	$(0.46)

Diluted	$0.98	$0.19	$0.15	$0.10	$(0.26)	$(0.71)	$(0.19)	$(0.46)

Weighted average shares outstanding:
Basic	11,838	11,587	11,524	11,397	9,767	8,752	7,651	7,145

Diluted	16,728	15,871	16,097	16,414	9,767	8,752	7,651	7,145

PART III

Item 10.   Directors and Executive Officers

        The information required by this item in connection with directors and officers is hereby incorporated by reference to the information set forth under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2003 annual meeting of stockholders, which we expect to file on or before April 30, 2003 (the “2003 Annual Meeting Proxy Statement”).

Item 11.   Executive Compensation

        The information required by this item with respect to executive compensation is hereby incorporated by reference to the information set forth under the caption “Executive Officer Compensation” in the 2003 Annual Meeting Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        The information required by this item with respect to security ownership is hereby incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in the 2003 Annual Meeting Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

        The information required by this item with respect to certain relationships and related transactions is hereby incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the 2003 Annual Meeting Proxy Statement.

Item 14.   Controls and Procedures

        “Disclosure controls and procedures” are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        As required under the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and our Chief Financial Officer conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective. We have made no significant changes since the evaluation date to our internal controls relating to accounting and financial reporting.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

See Item 8 for an index to the consolidated financial statements.

(b)	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3a to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation dated May 31, 2000 (filed as Exhibit 3.2 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2000 and incorporated herein by reference).

3.3	Amended and Restated By-laws dated as of May 26, 2000 (filed as Exhibit 3.3 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2000 and incorporated herein by reference).

3.4	Certificate of Designations, Preferences and Rights of Series Q Preferred Stock of Able Laboratories, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 31, 2001 and incorporated by reference).

3.5	Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 2001 and incorporated herein by reference).

3.6	Certificate of Ownership and Merger dated May 18, 2001 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 18, 2001 and incorporated herein by reference).

3.7	Certificate of Amendment of Certificate of Incorporation dated May 31, 2002 (filed as Exhibit 3.7 to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4a to Registrant’s Registration Statement on Form S-18, No. 33-31836-B, and incorporated by reference).

10.1	*Employment Agreement dated May 29, 2002 by and between the Company and Dhananjay G. Wadekar (filed as Exhibit 10.6 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference).

10.2	*1998 Stock Option Plan (filed as Appendix A to the Registrant’s definitive proxy materials for the Special Meeting of Stockholders on March 4, 1998, and incorporated by reference).

10.3	*Stock Option in the name of Dhananjay G. Wadekar, dated November 19, 1998. (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

10.4	Consultant Stock Plan (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 33-57249, filed on June 19, 1998 and incorporated hereby by reference).

49

10.5	*Stock Option in the name of Dhananjay Wadekar, dated February 4, 1999 (filed as Exhibit 10.8 to the Company’s Report on the Form 10-QSB for the quarter ended March 31, 1999).

10.6	*Stock Option in the name of Howard Schneider, dated November 19, 1998 (filed as Exhibit 10.10 to the Company’s Report on Form 10-QSB for the quarter ended March 31, 1999).

10.7	*Stock Option in the name of Dhananjay G. Wadekar, dated October 13, 2000 (filed as Exhibit 10.1 to the Company’s Report on Form 10-QSB for quarter ended September 30, 2000, and incorporated herein by reference).

10.8	*Stock Option in the name of Harry Silverman, dated April 20, 2000 (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

10.9	*Stock Option in the name of Harry Silverman, dated May 31, 2000 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

10.10	*Stock Option in the name of James B. Klint, dated April 20, 2000 (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

10.11	*Stock Option in the name of James B. Klint, dated May 31, 2000 (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

10.12	*Stock Option in the name of James Klint, MD, dated February 24, 2001 (filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.13	*Stock Option in the name of F. Howard Schneider, dated February 24, 2001 (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.14	*Stock Option in the name of Harry Silverman, dated February 24, 2001 (filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.15	*Stock Option in the name of Dhananjay Wadekar, dated February 24, 2001 (filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.16	*Stock Option in the name of Dhananjay G. Wadekar dated August 24, 2002.

10.17	*Stock Option in the name of James B. Klint dated August 24, 2002.

10.18	*Stock Option in the name of Harry Silverman dated August 24, 2002.

10.19	*Stock Option in the name of F. Howard Schneider dated August 24, 2002.

10.20	*Stock Option in the name of Jerry Treppel dated October 28, 2002.

10.21	*Stock Option in the name of Robert Weinstein dated November 25, 2002.

10.22	Lease Agreement dated November 29, 1984 between Hollywood Court Associates and Able Laboratories, Inc. with respect to the Company’s facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10s to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

50

10.23	Space Expansion and Term Extension Agreement dated April 1988 between Hollywood Court. Associates and Able Laboratories, Inc. with respect to the Company’s facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10t to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.24	Assignment of Lease dated April 1989 between Hollywood Court Associates and CVN Associates L.P. with respect to the Company’s facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10u to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.25	Space Expansion Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company’s facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10v to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.26	Term Extension Agreement dated June 1993 between CVN Associates, L.P. and Able Laboratories, Inc. with respect to the Company’s facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10w to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference).

10.27	Assignment of Lease dated August 19, 1996 between Able Laboratories, Inc. and Able Acquisition Corp. (predecessor corporation to Able) with respect to the Company’s facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10x to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.28	Guaranty of Lease dated August 19, 1996 between the Company and Able Laboratories, Inc. with respect to the Company’s facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10z to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and incorporated by reference).

10.29	Term Extension Agreement dated August 28, 1997 between CVN Associates, Inc., and Able Laboratories, Inc. with respect to the Company’s facility at 6 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10ii to the Registrant’s Report on Form 10-K for the Year Ended December 31, 1997, and incorporated by reference).

10.30	Lease dated September 26, 2001, by and between Kennedy Montrose, L.L.C. and the Company for property located at 3601 Kennedy Road, South Plainfield, New Jersey 07080 (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference).

10.31	Lease dated July 24, 2002, by and between Kennedy Montrose, L.L.C. and the Company for property located at 600 Montrose Avenue, South Plainfield, New Jersey 07080 (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.32	Lease dated July 17, 2002, by and between Jay F. Antenen, Jr., Jay F. Antenen, Sr., and Donald M. Houpt, III and the Company for property located at 11590 Century Boulevard, Cincinnati, Ohio 45246 (filed as Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.33	Lease dated April 25, 2002, by and between P&R Fasteners, Inc. and the Company for property located at 5 Hollywood Court, South Plainfield, New Jersey 07080 (filed as Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.34	Loan Agreement between Able Laboratories, Inc. and New Jersey Economic Development Authority dated June 1, 1999 (filed as Exhibit 10.8 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 1999).

51

10.35	$2,000,000 Promissory Note of Able Laboratories, Inc. dated June 1, 1999 (filed as Exhibit 10.9 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 1999).

10.36	Leasehold Mortgage Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999 (filed as Exhibit 10.10 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 1999).

10.37	Guaranty of DynaGen, Inc. dated June 1, 1999 in favor of New Jersey Economic Development authority (filed as Exhibit 10.11 to the Company’s Report on Form 10-QSB for the quarter ended June 30, 1999).

10.38	First Amended and Restated Loan Agreement dated February 23, 2001, among DynaGen Inc., RxBazaar.com, Inc., Superior Pharmaceutical Company, Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.39	Unconditional Guaranty dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.40	Credit Agreement dated February 23, 2001, among DynaGen, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.41	Unconditional Guaranty dated February 23, 2001, among Able Laboratories, Inc., Argosy Investment Partners, L.P. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.42	Security Agreement dated February 23, 2001, between Able Laboratories, Inc. and FINOVA Mezzanine Capital Inc. (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.43	Intercreditor Agreement dated February 21, 2001, among Triple L Ltd., K&L Financial, Inc., Northway State Bank, FINOVA Mezzanine Capital Inc., Argosy Investment Partners, L.P., U.S. Bank Trust National Association and Able Laboratories, Inc. (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.44	Assignment and Assumption Agreement dated February 23, 2001, among DynaGen, Inc., Able Laboratories, Inc. and Superior Pharmaceutical Company (filed as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on March 9, 2001, and incorporated herein by reference).

10.45	Stock Purchase Agreement for Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 31, 2001 and incorporated by reference).

10.46	Registration Rights Agreement for Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed August 31, 2001 and incorporated by reference).

10.47	Common Stock Purchase Agreement dated December 15, 2001 (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed on January 10, 2002, and incorporated by reference).

10.48	Registration Rights Agreement dated December 15, 2001 (filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on January 10, 2002, and incorporated by reference)

52

10.49	Form of Subscription Agreement for the 12% Unsecured Promissory Notes and Warrants dated as of June 5, 2002 (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.50	Form of 12% Unsecured Promissory Note dated June 14, 2002 (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.51	Form of Warrant to Purchase Stock dated June 14, 2002 (filed as Exhibit 4.9 to the registrant’s Registration Statement on Form S-3 filed June 17, 2002, and incorporated by reference).

10.52	Credit Agreement between the Company and Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).

10.53	Non-Restoring Credit Facility Note dated October 24, 2002 (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).

10.54	Master Note dated October 24, 2002 (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).

10.55	Security Agreement between the Company and Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).

21.1	Subsidiaries of the Registrant

23.1	Consent of Wolf & Company, P.C.

24.1	Power of Attorney (contained on the signature page of this Report.)

_________________

*     Indicates a management contract or any compensatory plan, contract or arrangement.

(c)     Reports on Form 8-K

        The Company did not file any current reports on Form 8-K during the fourth quarter of fiscal 2002.

Certifications under Sarbanes-Oxley Act

        Our Chief Executive Officer and Chief Financial Officer have furnished to the SEC the certification with respect to this annual report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABLE LABORATORIES, INC.

By: /s/ Dhananjay G. Wadekar
Dhananjay G. Wadekar
President, Chief Executive Officer
and Secretary

March 25, 2003

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

Signature	Capacity	Date

/s/ DHANANJAY G. WADEKAR Dhananjay G. Wadekar	Chief Executive Officer, President, Secretary and Director (Principal Exectuive Officer)	March 25, 2003

/s/ ROBERT WEINSTEIN Robert Weinstein	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2003

/s/ HARRY SILVERMAN Harry Silverman	Director	March 25, 2003

/s/ F. HOWARD SCHNEIDER F. Howard Schneider	Director	March 25, 2003

/s/ JERRY TREPPEL Jerry Treppel	Director	March 25, 2003

ABLE LABORATORIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

EXHIBIT INDEX

Material Contracts

10.16	*Stock Option in the name of Dhananjay G. Wadekar dated August 24, 2002.

10.17	*Stock Option in the name of James B. Klint dated August 24, 2002.

10.18	*Stock Option in the name of Harry Silverman dated August 24, 2002.

10.19	*Stock Option in the name of F. Howard Schneider dated August 24, 2002.

10.20	*Stock Option in the name of Jerry Treppel dated October 28, 2002.

10.21	*Stock Option in the name of Robert Weinstein dated November 25, 2002.

21.1	Subsidiaries of the Registrant

23.1	Consent of Wolf & Company, P.C.

Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the
Securities Exchange Act of 1934, as amended

        I, Dhananjay G. Wadekar, President, Chief Executive Officer and Chairman of the Board of Directors, certify that:

        1.     I have reviewed this annual report on Form 10-K of Able Laboratories, Inc.;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Dhananjay G. Wadekar

President, Chief Executive Officer and
   Chairman of the Board of Directors
   (Principal Executive Officer)

Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the

Securities Exchange Act of 1934, as amended

        I, Robert Weinstein, Chief Financial Officer, certify that:

        1.     I have reviewed this annual report on Form 10-K of Able Laboratories, Inc.;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003 /s/ Robert Weinstein Chief Financial Officer (Principal Financial Officer) 57