Form 10-Q
period 2003-03-31
ABLE LABORATORIES INC
filed 2003-05-14
CIK 857171

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  March 31, 2003


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


                                6 Hollywood Court
                           South Plainfield, NJ 07080
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (908) 754-2253
                           (ISSUER'S TELEPHONE NUMBER)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]      No [_]

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act).    Yes [_]      No [X]

As of April 30, 2003, there were 13,180,472 outstanding shares of common stock, $.01 par value per share.

================================================================================

                             ABLE LABORATORIES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                 MARCH 31, 2003

                                TABLE OF CONTENTS




Facing Page................................................................... 1
Table of Contents............................................................. 2



PART I.    FINANCIAL INFORMATION(*)

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets.............................. 3
           Condensed Consolidated Statements of Income........................ 4
           Condensed Consolidated Statements of Changes in
             Stockholders' Equity ............................................ 5
           Condensed Consolidated Statements of Cash Flows.................... 6
           Notes to Unaudited Condensed Consolidated Financial Statements..... 7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11

Item 4.    Controls and Procedures............................................14



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................15
Item 2.    Changes in Securities..............................................15
Item 5.    Other Information..................................................15
Item 6.    Exhibits and Reports on Form 8-K...................................15


SIGNATURES ...................................................................17

CERTIFICATIONS................................................................18



(*) The financial information at December 31, 2002 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                 March 31,       December 31,
                                                                   2003              2002
                                                               ------------      ------------
Current assets:
Cash and cash equivalents                                      $  1,519,936      $  1,801,127
Accounts receivable, net of allowances of $10,669,331
  and $13,054,246                                                10,798,135         7,873,526
Inventory                                                        14,109,477        12,903,939
Deferred income tax asset                                         2,915,000         2,915,000
Prepaid expenses and other current assets                            47,178           123,104
                                                               ------------      ------------
         Total current assets                                    29,389,726        25,616,696
                                                               ------------      ------------

Property and equipment, net                                      11,380,305         9,932,523
                                                               ------------      ------------

Other assets:
Debt financing costs, net of accumulated amortization               164,606           168,206
Cash deposits with bond trustee                                     634,988           517,262
Deferred income tax asset                                        14,211,500        14,725,000
Deposits and other assets                                           165,498           168,414
                                                               ------------      ------------
         Total other assets                                      15,176,592        15,578,882
                                                               ------------      ------------
                                                               $ 55,946,623      $ 51,128,101
                                                               ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of long-term debt            $  1,030,000      $    617,012
Accounts payable                                                  6,860,251         6,896,359
Accrued expenses                                                    969,729         2,839,612
                                                               ------------      ------------
         Total current liabilities                                8,859,980        10,352,983
Long-term debt, less current portion                             11,384,126         6,083,343
                                                               ------------      ------------
         Total liabilities                                       20,244,106        16,436,326
                                                               ------------      ------------

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
  authorized, 44,740 and 53,150 shares of Series Q
  outstanding (liquidation value $4,474,000 and
  $5,315,000)                                                           448               532
Common stock, $.01 par value, 25,000,000 shares
  authorized, 13,061,288 and 12,554,206 shares
  issued and outstanding                                            130,613           125,542
Additional paid-in capital                                       82,336,180        82,423,790
Accumulated deficit                                             (46,699,449)      (47,783,489)
Unearned stock-based compensation                                   (65,275)          (74,600)
                                                               ------------      ------------
         Total stockholders' equity                              35,702,517        34,691,775
                                                               ------------      ------------
                                                               $ 55,946,623      $ 51,128,101
                                                               ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                             ABLE LABORATORIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                       Three Months Ended
                                                 ------------------------------
                                                   March 31,         March 31,
                                                     2003              2002
                                                 ------------      ------------
Sales, net                                       $ 15,000,065      $  9,303,991
Cost of sales                                       8,451,653         5,014,832
                                                 ------------      ------------
       Gross profit                                 6,548,412         4,289,159
                                                 ------------      ------------

Operating expenses:
   Selling, general and administrative              2,414,968         1,544,919
   Research and development                         2,126,612         1,020,063
                                                 ------------      ------------
       Total operating expenses                     4,541,580         2,564,982
                                                 ------------      ------------

       Operating income                             2,006,832         1,724,177
                                                 ------------      ------------

Other income (expense):
   Interest and financing expense                    (201,323)          (80,307)
   Miscellaneous income (expense), net                (10,469)           58,852
                                                 ------------      ------------
       Other income (expense), net                   (211,792)          (21,455)
                                                 ------------      ------------

Income before income taxes                          1,795,040         1,702,722
Provision for income taxes                            711,000                --
                                                 ------------      ------------
       Net income                                   1,084,040         1,702,722

Dividends on preferred stock                          102,474           126,870
                                                 ------------      ------------

Net income applicable to common stockholders     $    981,566      $  1,575,852
                                                 ============      ============

Net income per share:
       Basic                                     $       0.08      $       0.14
                                                 ============      ============
       Diluted                                   $       0.06      $       0.10
                                                 ============      ============

Weighted average shares outstanding:
       Basic                                       12,762,868        11,396,803
                                                 ============      ============
       Diluted                                     17,144,389        16,413,884
                                                 ============      ============




See accompanying notes to unaudited condensed consolidated financial statements.

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY

                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)




                          Preferred Stock            Common Stock          Additional                     Unearned
                      -----------------------   -----------------------     Paid-in      Accumulated    Stock-Based
                        Shares       Amount       Shares       Amount       Capital        Deficit      Compensation      Total
                      ----------   ----------   ----------   ----------   ------------   ------------   ------------   ------------
Balance at
December 31, 2001         67,910   $      679   11,301,976   $  113,020   $ 80,011,072   $(71,229,429)  $         --   $  8,895,342

Stock options and
warrants exercised            --           --       76,260          763          8,237             --             --          9,000

Conversion of
preferred stock           (6,760)         (67)      96,556          965           (898)            --             --             --

Dividends on
preferred stock               --           --           --           --       (122,300)            --             --       (122,300)

Net income                    --           --           --           --             --      1,702,722             --      1,702,722
                      ----------   ----------   ----------   ----------   ------------   ------------   ------------   ------------
Balance at
March 31, 2002            61,150   $      612   11,474,792   $  114,748   $ 79,896,111   $(69,526,707)  $         --   $ 10,484,764
                      ==========   ==========   ==========   ==========   ============   ============   ============   ============

Balance at
December 31, 2002         53,150   $      532   12,554,206   $  125,542   $ 82,423,790   $(47,783,489)  $    (74,600)  $ 34,691,775

Stock options and
warrants exercised            --           --       13,404          134          6,117             --             --          6,251

Conversion of
preferred stock           (8,410)         (84)     493,678        4,937         (4,853)            --             --             --

Dividends on
preferred stock               --           --           --           --       (102,474)            --             --       (102,474)

Amortization of
unearned stock-based
compensation                  --           --           --           --             --             --          9,325          9,325

Tax benefit on
stock options                 --           --           --           --         13,600             --             --         13,600

Net income                    --           --           --           --             --      1,084,040             --      1,084,040
                      ----------   ----------   ----------   ----------   ------------   ------------   ------------   ------------
Balance at
March 31, 2003            44,740   $      448   13,061,288   $  130,613   $ 82,336,180   $(46,699,449)  $    (65,275)  $ 35,702,517
                      ==========   ==========   ==========   ==========   ============   ============   ============   ============

See accompanying notes to unaudited condensed consolidated financial statements

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                       Three Months Ended
                                                                  ------------------------------
                                                                    March 31,         March 31,
                                                                      2003              2002
                                                                  ------------      ------------
Cash flows from operating activities:
   Net income                                                     $  1,084,040      $  1,702,722
   Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
     Deferred income tax expense                                       524,100                --
     State tax benefit for stock options                                 3,000                --
     Amortization of unearned compensation                               9,325                --
     Depreciation and amortization                                     489,401           140,876
   (Increase) decrease in operating assets:
     Accounts receivable                                            (2,924,609)        3,186,461
     Inventory                                                      (1,205,538)         (989,024)
     Prepaid expenses and other current assets                          75,926           338,875
     Deposits and other assets                                        (114,810)          (82,949)
   Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                          (1,770,268)          384,479
                                                                  ------------      ------------
         Net cash provided by (used for) operating activities       (3,829,433)        4,681,440
                                                                  ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment                               (1,888,068)       (1,318,361)
                                                                  ------------      ------------
         Net cash (used for) investing activities                   (1,888,068)       (1,318,361)
                                                                  ------------      ------------

Cash flows from financing activities:
   Net proceeds from stock warrants and options                          6,251             9,000
   Net proceeds from debt obligations                                5,753,255                --
   Repayment of debt obligations                                       (85,000)         (391,307)
   Preferred stock dividends paid                                     (238,196)               --
                                                                  ------------      ------------
         Net cash provided by (used for) financing activities        5,436,310          (382,307)
                                                                  ------------      ------------

Net change in cash and cash equivalents                               (281,191)        2,980,772
Cash and cash equivalents at beginning of period                     1,801,127         1,155,266
                                                                  ------------      ------------

Cash and cash equivalents at end of period                        $  1,519,936      $  4,136,038
                                                                  ============      ============
Supplemental cash flow information:
   Interest paid                                                  $    152,208      $    106,943
   Income taxes paid                                              $    380,000      $         --


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

       The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in the Company's Annual Report on From 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

       The Company has one stock-based compensation plan and stock options issued outside of the plan. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             -----------------------------
                                                                 2003             2002
                                                             ------------     ------------
Net income as reported                                       $  1,084,040     $  1,702,722
Add stock-based compensation under APB No. 25                       9,325               --
Deduct stock-based employee compensation under SFAS No. 123      (123,790)         (58,465)
                                                             ------------     ------------
Pro forma net income                                              969,575        1,644,257
Less dividends on preferred stock                                 102,474          126,870
                                                             ------------     ------------
Net income applicable to common stockholders                 $    867,101     $  1,517,387
                                                             ============     ============
Net income per share:
  Basic - as reported                                        $       0.08     $       0.14
                                                             ============     ============
  Basic - Pro forma                                          $       0.07     $       0.13
                                                             ============     ============
  Diluted - as reported                                      $       0.06     $       0.10
                                                             ============     ============
  Diluted - Pro forma                                        $       0.06     $       0.10
                                                             ============     ============

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

       The net income applicable to common stockholders has been adjusted for the stated dividends on convertible preferred stock.


2.     INVENTORY

       Inventory consists of the following:

                                                               MARCH 31,      DECEMBER 31,
                                                                 2003             2002
                                                             ------------     ------------
       Raw materials                                         $ 10,259,935     $  8,623,114
       Work-in-progress                                         1,828,063        1,549,239
       Finished goods                                           2,021,479        2,731,586
                                                             ------------     ------------
                                                             $ 14,109,477     $ 12,903,939
                                                             ============     ============

3.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                               MARCH 31,      DECEMBER 31,
                                                                 2003             2002
                                                             ------------     ------------
       Machinery and equipment                               $  7,654,135     $  6,962,823
       Furniture, fixtures and computers                        1,090,735          869,227
       Leasehold improvements                                   5,001,378        4,190,768
       Construction in process                                    585,917          421,279
                                                             ------------     ------------
                                                               14,332,165       12,444,097
       Less accumulated depreciation and amortization          (2,951,860)      (2,511,574)
                                                             ------------     ------------
                                                             $ 11,380,305     $  9,932,523
                                                             ============     ============

4.     DEBT

       Debt consists of the following:

                                                               MARCH 31,      DECEMBER 31,
                                                                 2003             2002
                                                             ------------     ------------
       NJEDA bonds                                           $  1,790,000     $  1,790,000
       Equipment loans                                          4,558,333        2,890,078
       Revolving credit agreement                               4,000,000               --
       Unsecured notes payable, net of discount                 2,065,793        2,020,277
                                                             ------------     ------------
                Total                                          12,414,126        6,700,355
       Less current portion                                     1,030,000          617,012
                                                             ------------     ------------
       Long-term debt                                        $ 11,384,126     $  6,083,343
                                                             ============     ============

       In October 2002, we entered into a $4,000,000 non-restoring equipment loan agreement with a commercial bank. On February 24, 2003, we entered into a new $4,000,000 revolving credit agreement and increased the equipment loan to $5,800,000 by amending the existing loan agreement. As of March 31, 2003, we have drawn down $4,000,000 under the revolving credit agreement and $4,700,000 under the equipment loan.

       The equipment loan and revolver are secured by substantially all of the Company's assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loan is subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a current ratio. We were in compliance with these covenants at March 31, 2003. The equipment loan bears interest at LIBOR plus 2.5% and currently requires monthly principal payments of $78,333. The revolving loan currently bears interest at LIBOR plus 1.5% based upon the Company's current leverage ratio, requires no monthly principal payments and matures June 2005.

       In early April 2003, we increased the amount available under our revolving credit facility from $4,000,000 to $5,900,000. There were no other material changes to the terms of the revolving credit facility at that time. In addition, later in April we increased the amounts available under our revolving credit facility from $5,900,000 to $10,000,000 and increased the amounts available under our non-restoring equipment loan facility from $5,800,000 to $10,000,000. All material terms under both the loan agreements remain unchanged.

5.     PREFERRED STOCK

       The Series Q carries an 8% dividend and is convertible to common stock at approximately 58.7 shares of common stock for each share of Series Q. The outstanding 44,740 shares of Series Q are convertible into 2,626,291 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  INTRODUCTION

       The following information should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


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

       Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results."

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

       o conversion of outstanding shares of convertible preferred stock may reduce the market price of our outstanding common stock;

       o the value of our common stock has fluctuated widely in the past and investors could lose money on their investments in our stock;

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


                                    OVERVIEW

       We develop, manufacture and sell generic drugs. In 1996 we acquired our generic drug development and manufacturing business. In 1997 and 1998, respectively, we acquired Superior Pharmaceutical Company and Generic Distributors, Inc., our former distribution operations.

       Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company. We sold the assets of Generic Distributors, Inc. on December 29, 2000 and sold Superior Pharmaceutical Company on February 23, 2001.

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


                          CRITICAL ACCOUNTING POLICIES

       Our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements included in this Quarterly Report and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       Our significant accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies for the three months ended March 31, 2003. We did not make any changes in those policies during the period.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

       Sales for the three months ended March 31, 2003 increased by $5,696,074, or 61.2%, primarily due to higher demand, to $15,000,065 compared to $9,303,991 for the three months ended March 31, 2002. During the three months ended March 31, 2003, we had 18 FDA approved product families, in 37 different strengths, available for sale compared to 13 FDA approved product families in 22 different strengths, available for sale as of March 31, 2002.

       Cost of sales was $8,451,653, or 56.3% of sales for the three months ended March 31, 2003, compared to $5,014,832, or 53.9% of sales, for the three months ended March 31, 2002. The decrease in our gross profit margin to 43.7% from 46.1% is primarily attributable to sub-optimal utilization of the Company's manufacturing capacity. As part of our capacity expansion, the Company's manufacturing facility underwent substantial reconfiguration resulting in downtime and unabsorbed labor costs and other overhead. All current manufacturing upgrades, relocations and additional equipment installations are now complete, allowing the Company to resume normal manufacturing operations.

       Selling, general and administrative expenses for the three months ended March 31, 2003 were $2,414,968, compared to $1,544,919 for the three months ended March 31, 2002. The increase of $870,049 is primarily due to increases in salaries and benefits, advertising and trade show expenses, investor relations, and professional fees of approximately $247,000, $281,000, $158,000, and $114,000, respectively.

       Research and development expenses for the three months ended March 31, 2003 were $2,126,612, compared to $1,020,063 for the three months ended March 31, 2002. All of these expenses relate to research which is currently being conducted to develop generic drugs. Costs of biostudies conducted by independent contract research organizations for the three months ended March 31, 2003 and 2002 were approximately $387,000 and $380,000, respectively. We received FDA approval for four new products during the three months ended March 31, 2003. In April 2003, we received two approvals from the FDA. As of April 30, 2003, we had thirteen new products pending approval with the FDA and will be increasing our research and development activities for additional products over the next several months.

       Our operating income for the three months ended March 31, 2003 increased by $282,655 to $2,006,832, compared to $1,724,177 for the three months ended March 31, 2002. This improvement is primarily due to an increase in our sales volume, which was offset by our increased investment in research and development expenses.

       Interest and financing expenses for the three months ended March 31, 2003 were $201,323, compared to $80,307 for the three months ended March 31, 2002. Interest expense increased as a result of new loan agreements entered into to finance our investment in plant improvements and equipment, and our increased need for working capital to support our growth.

       Income tax expense for the three months ended March 31, 2003 was $711,000 or $0.04 per diluted share compared to no provision for income taxes in the prior period. Our effective tax rate for the three months ended March 31, 2003 was 39.6%. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

       We recorded net income of $1,084,040 for the three months ended March 31, 2003, compared to net income of $1,702,722 for the three months ended March 31, 2002. We recorded net income applicable to common stock of $981,566 or $0.08 per share, for the three months ended March 31, 2003, compared to net income applicable to common stock of $1,575,852 or $0.14 per share for the three months ended March 31, 2002. Diluted earnings per share were $0.06 for the three months ended March 31, 2003, compared to diluted earnings per share of $0.10 for the three months ended March 31, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had working capital of $20,529,746 compared to working capital of $15,263,713 at December 31, 2002. Cash was $1,519,936 as of March 31, 2003, compared to $1,801,127 at December 31, 2002. The $5,266,033 increase in working capital is primarily due to our net income of $1,084,040 for the three months ended March 31, 2003 and our new long-term financing agreements offset by our additional investment of $1,888,068 in property and equipment. We expect to make additional investments of approximately $400,000 in property and equipment in the next quarter and to purchase $670,000 in outstanding New Jersey Economic Development Authority Industrial Development Revenue Bonds pursuant to a tender offer initiated in April 2003. Significant changes in our working capital components include an increase of $1,205,538 in inventory to support our sales growth and an increase of $2,924,609 in accounts receivable. As part of our capacity expansion, the Company's manufacturing facility underwent substantial reconfiguration resulting in downtime and unabsorbed labor and other overhead costs as well as a disruption of our manufacturing schedule. These changes, coupled with routine regulatory agency review, resulted in an increase in accounts receivable because a substantial portion of our production and sales occurred late in the quarter. The accounts receivable allowance includes allowances for customer chargebacks, rebates, other pricing adjustments and doubtful accounts. Processing of certain allowances may occur after collection of the original receivable. In addition, we recently secured an increase to our non-restoring equipment loan facility to $10 million and in our revolving credit facility to $10 million.

       We expect to fund our working capital needs from operations and from amounts available under our secured working capital facility. If we need additional working capital to fund future expansion, we will seek an increase in our line of credit or other debt financing before selling additional equity securities, although there is no guarantee that we will be able to secure such financing.


ITEM 4.  CONTROLS AND PROCEDURES

       "Disclosure controls and procedures" are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

       As required under the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer conducted a review of our disclosure controls and procedures as of a date within 90 days of the date of this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective. We have made no significant changes since the evaluation date to our internal controls relating to accounting and financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       We are involved in certain legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES

       (a)  Not applicable

       (b)  Not applicable

       (c) Sales of Unregistered Securities. During the quarter ended March 31, 2003, we issued an aggregate of 10,637 shares of common stock upon exercise of warrants. These issuances were pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933, as amended, including the exemptions under Section 3(a)(9) and 4(2) thereof. We used all of the net cash proceeds raised by the sale of unregistered securities for working capital.


ITEM 5.  OTHER INFORMATION

       Our Chief Executive Officer and Chief Financial Officer have furnished to the Securities and Exchange Commission the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.


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

  3.5 Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

  3.6      Certificate of Ownership and Merger dated May 18, 2001 (filed as
           Exhibit 99.1 to the Company's Current Report on Form 8-K dated May 18, 2001 and incorporated herein by reference).

  3.7 Certificate of Amendment of Certificate of Incorporation dated May 31, 2002 (filed as Exhibit 3.7 to the Company's Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

 10.1 First Amendment to Credit Agreement between the Company and Citizens Bank of Massachusetts dated February 21, 2003.

 10.2      Revolving Credit Note dated February 21, 2003.

 10.3      Amended and Restated Master Note dated February 21, 2003.

 10.4 Security Agreement between the Company and Citizens Bank of Massachusetts dated February 21, 2003.

 10.5 Second Amendment to Credit Agreement between the Company and Citizens Bank of Massachusetts dated April 10, 2003 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on April 15, 2003, and incorporated herein by reference).

 10.6 Amended and Restated Revolving Credit Note dated April 10, 2003 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K on April 15, 2003, and incorporated herein by reference).

 10.7 Third Amendment to Credit Agreement between the Company and Citizens Bank of Massachusetts dated April 30, 2003.

 10.8      Amended and Restated Master Note dated April 30, 2003.

 10.9      Amended and Restated Revolving Credit Note dated April 30, 2003.


(b)  Reports on Form 8-K
     -------------------

     On January 16, 2003, we filed a Form 8-K relating to a limited recall of one of our products and on February 24, 2003, we filed an 8-K relating to the completion of additional debt financing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ABLE LABORATORIES, INC.


Dated:  May 14, 2003                            By: /s/ Dhananjay G. Wadekar
                                                    --------------------------
                                                    Dhananjay G. Wadekar
                                                    Chief Executive Officer


                                                By: /s/ Robert Weinstein
                                                    --------------------------
                                                    Robert Weinstein
                                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Dhananjay G. Wadekar, Chief Executive Officer of Able Laboratories, Inc., certify that:

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

Date:    May 14, 2003                                /s/ Dhananjay G. Wadekar
                                                     ------------------------
                                                     Dhananjay G. Wadekar
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Robert Weinstein, Chief Financial Officer of Able Laboratories, Inc., certify that:

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

Date:  May 14, 2003                                  /s/ Robert Weinstein
                                                     -----------------------
                                                     Robert Weinstein
                                                     Chief Financial Officer

                                  EXHIBIT INDEX



 EXHIBIT
 NO.       ITEM
 -------   ----

  10.1 First Amendment to Credit Agreement between the Company and Citizens Bank of Massachusetts dated February 21, 2003.

  10.2     Revolving Credit Note dated February 21, 2003.

  10.3     Amended and Restated Master Note dated February 21, 2003.

  10.4 Security Agreement between the Company and Citizens Bank of Massachusetts dated February 21, 2003.

  10.5 Second Amendment to Credit Agreement between the Company and Citizens Bank of Massachusetts dated April 10, 2003 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K on April 15, 2003, and incorporated herein by reference).

  10.6 Amended and Restated Revolving Credit Note dated April 10, 2003 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K on April 15, 2003, and incorporated herein by reference).

  10.7 Third Amendment to Credit Agreement between the Company and Citizens Bank of Massachusetts dated April 30, 2003.

  10.8     Amended and Restated Master Note dated April 30, 2003.

  10.9     Amended and Restated Revolving Credit Note dated April 30, 2003.