Form 10-Q
period 2003-06-30
ABLE LABORATORIES INC
filed 2003-08-14
CIK 857171

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  June 30, 2003



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________


                         COMMISSION FILE NUMBER 1-11352



                             ABLE LABORATORIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


           DELAWARE                                              04-3029787
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                                6 Hollywood Court
                           South Plainfield, NJ 07080
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                                 (908) 754-2253
--------------------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)


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

As of July 31, 2003, there were 15,668,555 outstanding shares of common stock, $.01 par value per share.
================================================================================

                             ABLE LABORATORIES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                  JUNE 30, 2003

                                TABLE OF CONTENTS



Facing Page.................................................................   1
Table of Contents...........................................................   2



PART I.    FINANCIAL INFORMATION(*)

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets............................   3
           Condensed Consolidated Statements of Income......................   4
           Condensed Consolidated Statements of Changes in
              Stockholders' Equity .........................................   5
           Condensed Consolidated Statements of Cash Flows..................   6
           Notes to Unaudited Condensed Consolidated Financial
              Statements....................................................   7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  11

Item 4.    Controls and Procedures..........................................  16




PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................  17
Item 2.    Changes in Securities............................................  17
Item 4.    Submission of Matters to a Vote of Security Holders..............  17
Item 6.    Exhibits and Reports on Form 8-K.................................  18



SIGNATURES .................................................................  20


(*) The financial information at December 31, 2002 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                            JUNE 30,        DECEMBER 31,
                                                                              2002              2003
                                                                          ------------      ------------

                                     ASSETS
Current assets:
Cash and cash equivalents                                                 $ 31,658,609      $  1,801,127
Accounts receivable, net of allowances of $12,653,445 and $13,054,246       14,456,632         7,873,526
Inventory                                                                   15,372,873        12,903,939
Deferred income tax asset                                                    2,915,000         2,915,000
Prepaid expenses and other current assets                                      484,657           123,104
                                                                          ------------      ------------
     Total current assets                                                   64,887,771        25,616,696
                                                                          ------------      ------------

Property and equipment, net                                                 12,986,162         9,932,523
                                                                          ------------      ------------

Other assets:
Debt financing costs, net of accumulated amortization                           96,110           168,206
Cash deposits with bond trustee                                                481,609           517,262
Deferred income tax asset                                                   13,406,600        14,725,000
Deposits and other assets                                                      178,928           168,414
                                                                          ------------      ------------
     Total other assets                                                     14,163,247        15,578,882
                                                                          ------------      ------------
                                                                          $ 92,037,180      $ 51,128,101
                                                                          ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of long-term debt                       $  1,760,001      $    617,012
Accounts payable                                                             5,757,331         6,896,359
Accrued expenses                                                             1,313,582         2,839,612
                                                                          ------------      ------------
     Total current liabilities                                               8,830,914        10,352,983
Long-term debt, less current portion                                        13,717,260         6,083,343
                                                                          ------------      ------------
     Total liabilities                                                      22,548,174        16,436,326
                                                                          ------------      ------------
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
   authorized, 32,166 and 53,150 shares of Series Q
   outstanding (liquidation value $3,216,600 and $5,315,000)                       322               532
Common stock, $.01 par value, 25,000,000 shares authorized,
   15,628,848 and 12,554,206 shares issued and outstanding                     156,288           125,542
Additional paid-in capital                                                 113,797,783        82,423,790
Accumulated deficit                                                        (44,272,493)      (47,783,489)
Unearned stock-based compensation                                             (192,894)          (74,600)
                                                                          ------------      ------------
     Total stockholders' equity                                             69,489,006        34,691,775
                                                                          ------------      ------------
                                                                          $ 92,037,180      $ 51,128,101
                                                                          ============      ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                             ABLE LABORATORIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 ------------------------------      ------------------------------
                                                   JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                     2003              2002              2003              2002
                                                 ------------      ------------      ------------      ------------
Sales, net                                       $ 18,943,696      $ 12,499,578      $ 33,943,761      $ 21,803,569
Cost of sales                                       9,943,280         6,568,183        18,394,933        11,583,015
                                                 ------------      ------------      ------------      ------------
       Gross profit                                 9,000,416         5,931,395        15,548,828        10,220,554
                                                 ------------      ------------      ------------      ------------
Operating expenses:
   Selling, general and administrative              2,273,700         1,803,048         4,688,668         3,347,967
   Research and development                         2,276,083         1,707,792         4,402,695         2,727,855
                                                 ------------      ------------      ------------      ------------
       Total operating expenses                     4,549,783         3,510,840         9,091,363         6,075,822
                                                 ------------      ------------      ------------      ------------
       Operating income                             4,450,633         2,420,555         6,457,465         4,144,732
                                                 ------------      ------------      ------------      ------------
Other income (expense):
   Interest and financing expense                    (219,759)         (113,925)         (421,082)         (194,232)
   Loss on early retirement of debt                  (241,999)               --          (241,999)               --
   Miscellaneous income (expense), net                 51,981            42,850            41,512           101,702
                                                 ------------      ------------      ------------      ------------
       Other income (expense), net                   (409,777)          (71,075)         (621,569)          (92,530)
                                                 ------------      ------------      ------------      ------------

Income before income taxes                          4,040,856         2,349,480         5,835,896         4,052,202
Provision for income taxes                          1,613,900                --         2,324,900                --
                                                 ------------      ------------      ------------      ------------
       Net income                                   2,426,956         2,349,480         3,510,996         4,052,202

Dividends on preferred stock                           75,595           120,006           178,069           246,876
                                                 ------------      ------------      ------------      ------------
Net income applicable to common stockholders     $  2,351,361      $  2,229,474      $  3,332,927      $  3,805,326
                                                 ============      ============      ============      ============
Net income per share:
       Basic                                     $       0.17      $       0.19      $       0.25      $       0.33
                                                 ============      ============      ============      ============
       Diluted                                   $       0.14      $       0.15      $       0.20      $       0.25
                                                 ============      ============      ============      ============
Weighted average shares outstanding:
       Basic                                       13,516,125        11,524,018        13,141,577        11,460,762
                                                 ============      ============      ============      ============
       Diluted                                     17,471,244        16,097,317        17,319,932        16,272,780
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

                             ABLE LABORATORIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY

                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)




                                PREFERRED STOCK           COMMON STOCK         ADDITIONAL                   UNEARNED
                              -------------------   -----------------------     PAID-IN      ACCUMULATED   STOCK-BASED
                               SHARES     AMOUNT      SHARES       AMOUNT       CAPITAL        DEFICIT    COMPENSATION     TOTAL
                              --------   --------   ----------   ----------   ------------   ------------   ---------   -----------
Balance at December 31, 2001    67,910   $    679   11,301,976   $  113,020   $ 80,011,072   $(71,229,429)  $      --   $ 8,895,342

Stock options and warrants
  exercised                         --         --       98,722          987         12,214             --          --        13,201
Conversion of preferred stock   (8,260)       (82)     184,606        1,846         (1,764)            --          --            --
Dividends on preferred stock        --         --           --           --       (242,306)            --          --      (242,306)
Warrants issued with debt           --         --           --           --        375,314             --          --       375,314
Net income                          --         --           --           --             --      4,052,202          --     4,052,202
                              --------   --------   ----------   ----------   ------------   ------------   ---------   -----------
Balance at June 30, 2002        59,650   $    597   11,585,304   $  115,853   $ 80,154,530   $(67,177,227)  $      --   $13,093,753
                              ========   ========   ==========   ==========   ============   ============   =========   ===========


Balance at December 31, 2002    53,150   $    532   12,554,206   $  125,542   $ 82,423,790   $(47,783,489)  $ (74,600)  $34,691,775

Sale of common stock                --         --    1,600,000       16,000     28,457,000             --          --    28,473,000
Stock options and warrants
  exercised                         --         --      116,759        1,168        323,577             --          --       324,745
Conversion of debt                  --         --      126,097        1,260      2,148,693             --          --     2,149,953
Conversion of preferred stock  (20,984)      (210)   1,231,786       12,318        (12,108)            --          --            --
Dividends on preferred stock        --         --           --           --       (178,069)            --          --      (178,069)
Stock-based compensation            --         --           --           --        145,000             --    (145,000)           --
Amortization of unearned
  stock-based compensation          --         --           --           --             --             --      26,706        26,706
Tax benefit on stock options        --         --           --           --        489,900             --          --       489,900
Net income                          --         --           --           --             --      3,510,996          --     3,510,996
                              --------   --------   ----------   ----------   ------------   ------------   ---------   -----------
Balance at June 30, 2003        32,166   $    322   15,628,848   $  156,288   $113,797,783   $(44,272,493)  $(192,894)  $69,489,006
                              ========   ========   ==========   ==========   ============   ============   =========   ===========



                  See accompanying notes to unaudited condensed
                        consolidated financial statements

                             ABLE LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                         SIX MONTHS ENDED
                                                                  ------------------------------
                                                                    JUNE 30,          JUNE 30,
                                                                      2003              2002
                                                                  ------------      ------------
Cash flows from operating activities:
   Net income                                                     $  3,510,996      $  4,052,202
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Deferred income tax expense                                     1,698,000                --
     State tax benefit for stock options                               110,300                --
     Loss on early retirement of debt                                  241,999                --
     Amortization of unearned compensation                              26,706                --
     Depreciation and amortization                                   1,104,503           399,821
   (Increase) decrease in operating assets:
     Accounts receivable                                            (6,583,106)        3,214,100
     Inventory                                                      (2,468,934)       (4,976,334)
     Prepaid expenses and other current assets                        (361,553)          234,783
     Deposits and other assets                                          25,139           (26,073)
   Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                          (2,604,831)        1,688,762
                                                                  ------------      ------------
         Net cash provided by (used for) operating activities       (5,300,781)        4,587,261
                                                                  ------------      ------------
Cash flows from investing activities:
   Purchase of property and equipment                               (4,073,961)       (1,958,067)
   Purchase of RxBazaar note receivable                                     --        (2,250,000)
                                                                  ------------      ------------
         Net cash provided by (used for) investing activities       (4,073,961)       (4,208,067)
                                                                  ------------      ------------
Cash flows from financing activities:
   Net proceeds from stock warrants and options                        324,745            13,201
   Net proceeds from private stock placement                        28,473,000                --
   Net proceeds from debt obligations                               11,589,422         2,300,000
   Repayment of debt obligations                                      (916,646)         (509,807)
   Preferred stock dividends paid                                     (238,297)         (184,678)
                                                                  ------------      ------------
         Net cash provided by (used for) financing activities       39,232,224         1,618,716
                                                                  ------------      ------------

Net change in cash and cash equivalents                             29,857,482         1,997,910
Cash and cash equivalents at beginning of period                     1,801,127         1,155,266
                                                                  ------------      ------------

Cash and cash equivalents at end of period                        $ 31,658,609      $  3,153,176
                                                                  ============      ============
Supplemental cash flow information:
   Interest paid                                                  $    344,882      $    166,999
   Income taxes paid                                                   580,000                --
   Conversion of debt into common stock                              2,149,953                --



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

USE OF ESTIMATES

       In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of receivables, including allowances for chargebacks, rebates and returns, inventory, investment in RxBazaar securities and notes receivable and the valuation of deferred tax assets. Actual results could differ from those estimates.

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

       The Company has two stock-based compensation plans and stock options issued outside of the plans. The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for the Company's stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------      ------------------------------
                                                       2003              2002              2003              2002
                                                   ------------      ------------      ------------      ------------
Net income as reported                             $  2,426,956      $  2,349,480      $  3,510,996      $  4,052,202
Add stock-based compensation under APB No. 25            17,381                --            26,706                --
Deduct stock-based employee compensation under
  SFAS No. 123                                         (258,792)          (58,466)         (382,582)         (116,931)
                                                   ------------      ------------      ------------      ------------
Pro forma net income                                  2,185,545         2,291,014         3,155,120         3,935,271
Less dividends on preferred stock                        75,595           120,006           178,069           246,876
                                                   ------------      ------------      ------------      ------------
Net income applicable to common stockholders       $  2,109,950      $  2,171,008      $  2,977,051      $  3,688,395
                                                   ============      ============      ============      ============
Net income per share:
  Basic - as reported                              $       0.17      $       0.19      $       0.25      $       0.33
                                                   ============      ============      ============      ============
  Basic - Pro forma                                $       0.16      $       0.19      $       0.23      $       0.32
                                                   ============      ============      ============      ============
  Diluted - as reported                            $       0.14      $       0.15      $       0.20      $       0.25
                                                   ============      ============      ============      ============
  Diluted - Pro forma                              $       0.13      $       0.14      $       0.18      $       0.24
                                                   ============      ============      ============      ============

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

2.     INVENTORY

       Inventory consists of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------
       Raw materials                              $  8,677,115     $  8,623,114
       Work-in-progress                              1,521,709        1,549,239
       Finished goods                                5,174,049        2,731,586
                                                  ------------     ------------
                                                  $ 15,372,873     $ 12,903,939
                                                  ============     ============

3.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                    JUNE 30,       DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------
       Machinery and equipment                    $  9,642,743     $  6,962,823
       Furniture, fixtures and computers             1,215,526          869,227
       Leasehold improvements                        5,561,910        4,190,768
       Construction in process                          97,879          421,279
                                                  ------------     ------------
                                                    16,518,058       12,444,097
       Less accumulated depreciation
         and amortization                           (3,531,896)      (2,511,574)
                                                  ------------     ------------
                                                  $ 12,986,162     $  9,932,523
                                                  ============     ============

4.     DEBT

       Debt consists of the following:

                                                    JUNE 30,       DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------
       NJEDA bonds                                $  1,030,000     $  1,790,000
       Equipment loans                               7,409,500        2,890,078
       Revolving credit agreement                    6,900,000               --
       Unsecured notes payable, net of discount        137,761        2,020,277
                                                  ------------     ------------
            Total                                   15,477,261        6,700,355
       Less current portion                          1,760,001          617,012
                                                  ------------     ------------
       Long-term debt                             $ 13,717,260     $  6,083,343
                                                  ============     ============

NJEDA BONDS

       In May 2003, we repurchased $670,000 of our outstanding industrial revenue bonds for $656,600 upon completion of our tender offer. We recorded a loss on early retirement of debt of $51,962 after the write-off of $65,362 of deferred debt financing costs.

EQUIPMENT LOANS AND REVOLVING CREDIT AGREEMENT

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

       The equipment loan and revolver are secured by substantially all of the Company's assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loan is subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a current ratio. We were in compliance with these covenants at June 30, 2003. The equipment loan bears interest at LIBOR plus 2.5% and currently requires monthly principal payments of $127,270. The revolving loan currently bears interest at LIBOR plus 1.5% based upon the Company's current leverage ratio, requires no monthly principal payments and matures in June 2005.

       In July 2003, we repaid the equipment loan in full and paid down the revolving credit agreement by $3,000,000.

UNSECURED NOTES PAYABLE

       In June 2003, we converted $2,150,000 of notes into 126,097 shares of common stock at $17.05 per share, the fair value of the stock on the transaction date, and repaid $47 of notes in cash. We also wrote-off $190,037 of unamortized discount on the notes, which was recorded as a loss on early retirement of debt.


5.     COMMON STOCK

       In June 2003, we sold 1,600,000 shares of common stock at $19.00 per share for gross proceeds of $30,400,000. Net proceeds were $28,473,000 after commissions and expenses. The Company granted the investors rights to purchase up to an additional 440,000 shares at $19.00 per share. The rights became exercisable on July 18, 2003 upon the effectiveness of a registration statement for the resale of the common stock. The rights expire 60 trading days after July 18, 2003.


6.     PREFERRED STOCK

       The Series Q carries an 8% dividend and is convertible to common stock at approximately 58.7 shares of common stock for each share of Series Q. The outstanding 32,166 shares of Series Q are convertible into 1,888,181 shares of common stock.

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

       Each forward-looking statement should be read in conjunction with the consolidated financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results" as well as the factors discussed in our Registration Statement on Form S-3, File No. 333-106964, filed with the Securities and Exchange Commission on July 11, 2003, under the heading "Risk Factors."

       In addition to the risks and uncertainties posed generally by the generic drug industry, we face the following risks and uncertainties:

       o   we may have difficulty managing our growth;

       o we depend on a number of key personnel and if we are unable to retain our key personnel or continue to attract additional qualified professionals we may be unable to carry out our plans to maintain or expand our business;

       o we face intense competition from other manufacturers of generic drugs;

       o our revenues and gross profit from individual generic pharmaceutical products are likely to decline as our competitors introduce their own generic equivalents;

       o in some circumstances, we may retroactively reduce the price of products that we have already sold to customers but that have not been resold by such customers;

       o new developments by other manufacturers could render our products uncompetitive or obsolete;

       o we are obligated to issue a large number of shares of common stock at prices lower than market value;

       o the conversion of outstanding shares of convertible preferred stock or the exercise of other derivative securities may reduce the market price of our outstanding common stock;

       o the value of our common stock has fluctuated widely in the past and investors could lose money on their investments in our stock;

       o we may face product liability for which we may not be adequately insured;

       o intense regulation by government agencies may delay our efforts to commercialize our proposed drug products; and

       o we depend on third parties to supply the raw materials used in our products; any failure to obtain a sufficient supply of raw materials from these suppliers could materially and adversely affect our business.

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

       Our significant accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies for the six months ended June 30, 2003. We did not make any changes in those policies during the period.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

       Sales for the three months ended June 30, 2003 increased by $6,444,118, or 51.6%, primarily due to a greater number of products available for sale as well as higher demand for our products. Sales for the three months ended June 30, 2003 were $18,943,696, compared to $12,499,578 for the three months ended June 30, 2002. During the three months ended June 30, 2003, we had 19 FDA approved product families, in 44 different strengths, available for sale, compared to 13 FDA approved product families in 22 different strengths, available for sale during the three months ended June 30, 2002.

       Cost of sales was $9,943,280, or 52.5% of sales, for the three months ended June 30, 2003, compared to $6,568,183, or 52.5% of sales, for the three months ended June 30, 2002. The increase in our gross profit by $3,069,021, from $5,931,395 for the three months ended June 30, 2002 to $9,000,416 for the three months ended June 30, 2003 is primarily attributable to increased sales of our products. Gross profit remained constant as a percentage of sales. Selling, general and administrative expenses for the three months ended June 30, 2003 were $2,273,700, compared to $1,803,048 for the three months ended June 30, 2002. The increase of $470,652 is primarily due to increases in salaries and benefits, advertising and trade show expenses, and investor relations costs of approximately $218,000, $222,000, and $40,000, respectively, offset by decreases in other expense categories. We added several new employees to support our sales effort during the three months ended June 30, 2003. During that same period we increased our presence at a number of industry trade shows in addition to increasing our marketing activities.

       Research and development expenses for the three months ended June 30, 2003 were $2,276,083, compared to $1,707,792 for the three months ended June 30, 2002. All of these expenses relate to research which is currently being conducted to develop generic drugs. Costs of biostudies conducted by independent contract research organizations for the three months ended June 30, 2003 and 2002 were approximately $693,000 and $1,092,000, respectively. We received FDA approval for 7 new products during the three months ended June 30, 2003. As of July 31, 2003, we had 15 new products pending approval with the FDA and we expect to be increasing our research and development activities for additional products over the next several months.

       Our operating income for the three months ended June 30, 2003 increased by $2,030,078 to $4,450,633, compared to $2,420,555 for the three months ended June 30, 2002. This improvement is primarily due to an increase in our sales volume, which resulted in a $3,069,021 increase in gross profit. The increase in gross profit was partially offset by our increased investment in research and development expenses of $568,291 and the $470,652 increase in selling, general and administrative expenses.

       Interest and financing expenses for the three months ended June 30, 2003 were $219,759, compared to $113,925 for the three months ended June 30, 2002. Interest expense increased as a result of new loan agreements entered into to finance our investment in plant improvements and equipment, and our increased need for working capital to support our growth.

       Income tax expense for the three months ended June 30, 2003 was $1,613,900 or $0.09 per diluted share compared to no provision for income taxes in the prior period. Our effective tax rate for the three months ended June 30, 2003 was 39.9%. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

       We recorded net income of $2,426,956 for the three months ended June 30, 2003, compared to net income of $2,349,480 for the three months ended June 30, 2002. We recorded net income applicable to common stock of $2,351,361 or $0.17 per share, for the three months ended June 30, 2003, compared to net income applicable to common stock of $2,229,474 or $0.19 per share for the three months ended June 30, 2002. Diluted earnings per share were $0.14 for the three months ended June 30, 2003, compared to diluted earnings per share of $0.15 for the three months ended June 30, 2002.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

       Sales for the six months ended June 30, 2003 increased by $12,140,192, or 55.7%, primarily due to higher demand, to $33,943,761, compared to $21,803,569 for the six months ended June 30, 2002.

       Cost of sales was $18,394,933, or 54.2% of sales for the six months ended June 30, 2003, compared to $11,583,015, or 53.1% of sales, for the six months ended June 30, 2002. The decrease in our gross profit margin to 45.8% from 46.9% is primarily attributable to sub-optimal utilization of the Company's manufacturing capacity in the first quarter of 2003. As part of our capacity expansion, the Company's manufacturing facility underwent substantial reconfiguration resulting in downtime and unabsorbed labor costs and other overhead in the first quarter of 2003. All current manufacturing upgrades, relocations and additional equipment installations are now complete, allowing the Company to resume normal manufacturing operations. Gross profit margin for the first quarter of 2003 was 43.7% compared to the second quarter of 2003 gross profit margin of 47.5%.

       Selling, general and administrative expenses for the six months ended June 30, 2003 were $4,688,668, compared to $3,347,967 for the six months ended June 30, 2002. The increase of $1,340,701 is primarily due to increases in salaries and benefits, advertising and trade show expenses, investor relations, and professional fees of approximately $471,000, $503,000, $197,000, and $185,000, respectively.

       Research and development expenses for the six months ended June 30, 2003 were $4,402,695, compared to $2,727,855 for the six months ended June 30, 2002. All of these expenses relate to research which is currently being conducted to develop generic drugs. Costs of biostudies conducted by independent contract research organizations for the six months ended June 30, 2003 and 2002 were approximately $1,079,000 and $1,470,000, respectively. We received FDA approval for eleven new products during the six months ended June 30, 2003. As of July 31, 2003, we had 15 new products pending approval with the FDA and will be increasing our research and development activities for additional products over the next several months.

       Our operating income for the six months ended June 30, 2003 increased by $2,312,733 to $6,457,465, compared to $4,144,732 for the six months ended June 30, 2002. This improvement is primarily due to an increase in our sales volume, which was offset by our increased investment in research and development expenses.

       Interest and financing expenses for the six months ended June 30, 2003 were $421,082, compared to $194,232 for the six months ended June 30, 2002. Interest expense increased as a result of new loan agreements entered into to finance our investment in plant improvements and equipment, and our increased need for working capital to support our growth.

       Income tax expense for the six months ended June 30, 2003 was $2,324,900 or $0.13 per diluted share compared to no provision for income taxes in the prior period. Our effective tax rate for the six months ended June 30, 2003 was 39.8%. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

       We recorded net income of $3,510,996 for the six months ended June 30, 2003, compared to net income of $4,052,202 for the six months ended June 30, 2002. We recorded net income applicable to common stock of $3,332,927 or $0.25 per share, for the six months ended June 30, 2003, compared to net income applicable to common stock of $3,805,326 or $0.33 per share for the six months ended June 30, 2002. Diluted earnings per share were $0.20 for the six months ended June 30, 2003, compared to diluted earnings per share of $0.25 for the six months ended June 30, 2002.


                         LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2003, we had working capital of $56,056,857, compared to working capital of $15,263,713 at December 31, 2002. Cash was $31,658,609 as of June 30, 2003, compared to $1,801,127 at December 31, 2002. The $40,793,144 increase in working capital is primarily due to our net income of $3,510,996 for the six months ended June 30, 2003, the net increase in long-term debt and our recent sale of $30,400,000 of common stock, offset by our additional investment of $4,073,961 in property and equipment. Significant changes in our working capital components include an increase of $2,468,934 in inventory to support our sales growth and an increase of $6,583,106 in accounts receivable. The accounts receivable allowance consists of allowances for returns, doubtful accounts, customer chargebacks, rebates, and pricing adjustments. Our allowance for chargebacks, rebates, returns, pricing adjustments and other allowances consists primarily of allowances stipulated by contracts with major drug wholesalers and are customary in the generic drug industry. We establish these allowances as we recognize the sales and monitor these allowances on an ongoing basis. To date, actual amounts have not differed materially from our estimates.

       In the six months ended June 30, 2003, we sold 1,600,000 shares of common stock for gross proceeds of $30,400,000 and converted $2,150,000 of unsecured notes payable into common stock. In July 2003, we paid off our $7,409,500 equipment loans and paid down our revolving credit agreement by $3,000,000. The remaining proceeds from the issuance of common stock will be used to support the Company's planned manufacturing and research and development expansion over the next several quarters.

       We expect to fund our working capital needs from operations and proceeds from our common stock issuance.

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

       As required under the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer conducted a review of our disclosure controls and procedures as of the end of the period covered by this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective.

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

ITEM 2.  CHANGES IN SECURITIES

       (a) Not applicable

       (b) Not applicable

       (c) Sales of Unregistered Securities. In the three months ended June 30, 2003, we sold the following securities in reliance on one or more exemptions from registration under the Securities Act including the exemption under Section 4(2) thereof and Rule 506 promulgated thereunder:

       On June 30, 2003, we issued 1,600,000 shares of common stock at $19 per share for gross proceeds of $30,400,000. Net proceeds were $28,473,000 after commissions and expenses. Also, on June 30, 2003, we granted the investors additional investment rights to purchase up to an additional 440,000 shares of common stock at $19 per share. The additional investment rights became exercisable on July 18, 2003 and remain exercisable for 60 trading days.

       In June 2003, we issued 126,097 shares of common stock at $17.05 per share upon the conversion of $2,150,000 of promissory notes.

       During the quarter ending June 30, 2003, we issued 5,688 shares of common stock upon the exercise of warrants.

       During the quarter ending June 30, 2003, we granted stock options to purchase a total of 85,000 shares of common stock at exercise prices ranging from $11.50 to $17.05 per share.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 28, 2003 we held our annual meeting of stockholders. Two matters were presented for stockholder consideration: to elect directors for the ensuing year and to approve the 2003 Stock Incentive Plan. As of the record date for the meeting, there were 15,809,370 votes eligible to be cast at the meeting; of these, 13,962,611 were present in person or represented by proxy. The results for each of these proposals were as follows:

       Proposal 1: To elect a board of directors for the ensuing year:

       NAME                                  FOR             ABSTAIN
       --------------------------            ----------      ---------
       Elliot F. Hahn, Ph.D.                 13,850,620        111,990
       F. Howard Schneider, Ph.D.            12,918,118      1,044,492
       Harry Silverman                       13,850,620        111,990
       Jerry Treppel                         13,850,664        111,946
       Dhananjay G. Wadekar                  12,918,145      1,044,465

       Proposal 2:  To approve the 2003 Stock Incentive Plan:

       For...........................12,862,477

       Against........................1,021,438

       Abstain...........................78,694



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

  4.1          Form of Additional Investment Right dated June 30, 2003 (filed as
               Exhibit 4.1 to the Company's Current Report on Form 8-K on June 30, 2003, and incorporated herein by reference).

  10.1         Stock Option in the name of Elliot Hahn dated April 10, 2003.

  10.2 Second Amendment to Credit Agreement between the Company and Citizens Bank of Massachusetts dated April 10, 2003 (filed as
               Exhibit 99.1 to the Company's Current Report on Form 8-K on April 15, 2003, and incorporated herein by reference).

  10.3 Amended and Restated Revolving Credit Note dated April 10, 2003 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K on April 15, 2003, and incorporated herein by reference).

  10.4 Third Amendment to Credit Agreement between the Company and Citizens Bank of Massachusetts dated April 30, 2003 (filed as
               Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.5         Amended and Restated Master Note dated April 30, 2003 (filed as
               Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.6 Amended and Restated Revolving Credit Note dated April 30, 2003 (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.7 Securities Purchase Agreement dated as of June 30, 2003 among Able Laboratories, Inc. and the purchasers identified on the signature pages thereof (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 30, 2003, and incorporated herein by reference).

  10.8 2003 Stock Incentive Plan (included as Appendix B to the Company's definitive Proxy Statement for its annual meeting of stockholders held on May 28, 2003, and incorporated herein by reference).

  10.9         Form of Conversion Agreement dated June 2003.

  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

  32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K
       -------------------

       On April 15, 2003, we filed a Form 8-K relating to the amendment of our secured line of credit, on May 6, 2003, we filed a Form 8-K relating to the press release reporting our financial results for the quarter ended March 31, 2003, on June 18, 2003, we filed a Form 8-K relating to the conversion of $2,150,000 of promissory notes into common stock and on June 30, 2003, we filed a Form 8-K relating to the sale of 1,600,000 shares of common stock.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ABLE LABORATORIES, INC.


Dated:  August 14, 2003                          By: /s/ Dhananjay G. Wadekar
                                                     ---------------------------
                                                     Dhananjay G. Wadekar
                                                     Chief Executive Officer


                                                 By: /s/ Robert Weinstein
                                                     ---------------------------
                                                     Robert Weinstein
                                                     Chief Financial Officer

                                  EXHIBIT INDEX






EXHIBIT
NO.            ITEM
-------        ----
  10.1         Stock Option in the name of Elliot Hahn dated April 10, 2003.

  10.9         Form of Conversion Agreement dated June 2003.

  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

  32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.