Form 10-Q
period 2003-09-30
ABLE LABORATORIES INC
filed 2003-11-14
CIK 857171

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: September 30, 2003

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to ______________


                         Commission File Number 1-11352



                             ABLE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 31, 2003, there were 16,418,078 outstanding shares of common stock, $.01 par value per share.
================================================================================

                             ABLE LABORATORIES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

Facing Page    1
Table of Contents.............................................................2

PART I.  FINANCIAL INFORMATION(*)

Item 1.  Financial Statements:
         Condensed Balance Sheets.............................................3
         Condensed Statements of Income.......................................4
         Condensed Statements of Changes in Stockholders' Equity .............5
         Condensed Statements of Cash Flows...................................6
         Notes to Unaudited Condensed Financial Statements....................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11

Item 4.  Controls and Procedures.............................................16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................18
Item 2.  Changes in Securities...............................................18
Item 6.  Exhibits and Reports on Form 8-K....................................18

SIGNATURES...................................................................20


(*) The financial information at December 31, 2002 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                  September 30,     December 31,
                                                                       2003             2002
                                                                  -------------    -------------
Current assets:
Cash and cash equivalents (including interest-bearing
 deposits of $20,973,228 as of September 30, 2003)                $  22,152,239    $   1,801,127
Accounts receivable, net of allowances of $20,250,171
 and $13,054,246                                                     12,664,216        7,873,526
Inventory                                                            17,630,220       12,903,939
Deferred income tax asset                                             2,915,000        2,915,000
Prepaid expenses and other current assets                               654,791          123,104
                                                                  -------------    -------------
            Total current assets                                     56,016,466       25,616,696
                                                                  -------------    -------------

Property and equipment, net                                          13,715,075        9,932,523
                                                                  -------------    -------------
Other assets:
Debt financing costs, net of accumulated amortization                    93,909          168,206
Cash deposits with bond trustee                                         522,184          517,262
Deferred income tax asset                                            12,798,600       14,725,000
Deposits and other assets                                               196,349          168,414
                                                                  -------------    -------------
            Total other assets                                       13,611,042       15,578,882
                                                                  -------------    -------------
                                                                  $  83,342,583    $  51,128,101
                                                                  =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Notes payable and current portion of long-term debt               $     235,865    $     617,012
Accounts payable                                                      4,367,391        6,896,359
Accrued expenses                                                      1,169,314        2,839,612
                                                                  -------------    -------------
            Total current liabilities                                 5,772,570       10,352,983
Long-term debt, less current portion                                  3,935,000        6,083,343
                                                                  -------------    -------------
            Total liabilities                                         9,707,570       16,436,326
                                                                  -------------    -------------
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
  23,100 and 53,150 shares of Series Q outstanding (liquidation
  value $2,310,000 and $5,315,000)                                          231              532
Common stock, $.01 par value, 25,000,000 shares authorized,
  16,297,404 and 12,554,206 shares issued and outstanding               162,974          125,542
Additional paid-in capital                                          115,369,545       82,423,790
Accumulated deficit                                                 (41,726,251)     (47,783,489)
Unearned stock-based compensation                                      (171,486)         (74,600)
                                                                  -------------    -------------
            Total stockholders' equity                               73,635,013       34,691,775
                                                                  -------------    -------------
                                                                  $  83,342,583    $  51,128,101
                                                                  =============    =============

      See accompanying notes to unaudited condensed financial statements.

                             ABLE LABORATORIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                               ----------------------------    ----------------------------
                                               September 30,   September 30,   September 30,   September 30,
                                                   2003            2002            2003            2002
                                               ------------    ------------    ------------    ------------
Sales, net                                     $ 20,864,912    $ 15,024,914    $ 54,808,673    $ 36,828,483
Cost of sales                                    10,886,705       7,676,763      29,281,638      19,259,778
                                               ------------    ------------    ------------    ------------
         Gross profit                             9,978,207       7,348,151      25,527,035      17,568,705
                                               ------------    ------------    ------------    ------------

Operating expenses:
   Selling, general and administrative            2,698,980       1,755,912       7,387,648       5,103,879
   Research and development                       3,068,403       2,214,984       7,471,098       4,942,839
                                               ------------    ------------    ------------    ------------
         Total operating expenses                 5,767,383       3,970,896      14,858,746      10,046,718
                                               ------------    ------------    ------------    ------------

         Operating income                         4,210,824       3,377,255      10,668,289       7,521,987
                                               ------------    ------------    ------------    ------------

Other income (expense):
   Interest and financing expense                   (68,389)       (175,088)       (489,471)       (369,320)
   Loss on early retirement of debt                    --              --          (241,999)           --
   Miscellaneous income (expense), net               97,007        (196,549)        138,519         (94,847)
                                               ------------    ------------    ------------    ------------
         Other income (expense), net                 28,618        (371,637)       (592,951)       (464,167)
                                               ------------    ------------    ------------    ------------

Income before income taxes                        4,239,442       3,005,618      10,075,338       7,057,820
Provision for income taxes                        1,693,200            --         4,018,100            --
                                               ------------    ------------    ------------    ------------
         Net income                               2,546,242       3,005,618       6,057,238       7,057,820
                                               ------------    ------------    ------------    ------------

Dividends on preferred stock                         54,400         120,600         232,469         367,476
                                               ------------    ------------    ------------    ------------
Net income applicable to common stockholders   $  2,491,842    $  2,885,018    $  5,824,769    $  6,690,344
                                               ============    ============    ============    ============

Net income per share:
         Basic                                 $       0.16    $       0.25    $       0.41    $       0.58
                                               ============    ============    ============    ============
         Diluted                               $       0.13    $       0.19    $       0.34    $       0.44
                                               ============    ============    ============    ============

Weighted average shares outstanding:
         Basic                                   15,964,903      11,586,562      14,093,029      11,503,156
                                               ============    ============    ============    ============
         Diluted                                 19,446,592      15,870,836      18,070,456      16,162,339
                                               ============    ============    ============    ============

      See accompanying notes to unaudited condensed financial statements.

                             ABLE LABORATORIES, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                 Preferred Stock        Common Stock         Additional                      Unearned
                                -----------------   ---------------------      Paid-in      Accumulated    Stock-Based
                                 Shares   Amount     Shares       Amount       Capital        Deficit     Compensation     Total
                                -------   ------    ----------   --------   ------------   ------------   ------------  -----------
Balance at December 31, 2001     67,910   $  679    11,301,976   $113,020   $ 80,011,072   $(71,229,429)   $     --     $ 8,895,342

Stock options and warrants
 exercised                         --       --         102,982      1,030         18,421           --            --          19,451
Conversion of preferred stock    (8,260)     (82)      184,606      1,846         (1,764)          --            --            --
Dividends on preferred stock       --       --            --         --         (362,906)          --            --        (362,906)
Warrants issued with debt          --       --            --         --          375,314           --            --         375,314
Net income                         --       --            --         --             --        7,057,820          --       7,057,820
                                -------   ------    ----------   --------   ------------   ------------    ----------   -----------
Balance at September 30, 2002    59,650   $  597    11,589,564   $115,896   $ 80,040,137   $(64,171,609)   $     --     $15,985,021
                                =======   ======    ==========   ========   ============   ============    ==========   ===========

Balance at December 31, 2002     53,150   $  532    12,554,206   $125,542   $ 82,423,790   $(47,783,489)   $  (74,600)  $34,691,775

Sale of common stock               --       --       1,627,500     16,275     28,979,226           --            --      28,995,501
Stock options and warrants
 exercised                         --       --         225,631      2,256        624,045           --            --         626,301
Conversion of debt                 --       --         126,097      1,260      2,148,693           --            --       2,149,953
Conversion of preferred stock   (30,050)    (301)    1,763,970     17,641        (17,340)          --            --            --
Dividends on preferred stock       --       --            --         --         (232,469)          --            --        (232,469)
Stock-based compensation           --       --            --         --          145,000           --        (145,000)         --
Amortization of unearned
 stock-based compensation          --       --            --         --             --             --          48,114        48,114
Tax benefit on stock options       --       --            --         --        1,298,600           --            --       1,298,600
Net income                         --       --            --         --             --        6,057,238          --       6,057,238
                                -------   ------    ----------   --------   ------------   ------------    ----------   -----------
Balance at September 30, 2003    23,100   $  231    16,297,404   $162,974   $115,369,545   $(41,726,251)   $ (171,486)  $73,635,013
                                =======   ======    ==========   ========   ============   ============    ==========   ===========

       See accompanying notes to unaudited condensed financial statements

                             ABLE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                               ----------------------------
                                                               September 30,   September 30,
                                                                   2003            2002
                                                               ------------    ------------
Cash flows from operating activities:
   Net income                                                  $  6,057,238    $  7,057,820
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
      Deferred income tax expense                                 2,932,500            --
      State tax benefit for stock options                           292,500            --
      Loss on early retirement of debt                              241,999            --
      Amortization of unearned compensation                          48,114            --
      Depreciation and amortization                               1,661,563         620,805
   (Increase) decrease in operating assets:
      Accounts receivable                                        (4,790,690)       (517,012)
      Inventory                                                  (4,726,281)     (7,302,092)
      Prepaid expenses and other current assets                    (531,687)        (66,893)
      Deposits and other assets                                     (32,857)       (128,755)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                      (4,019,399)      6,119,690
                                                               ------------    ------------
        Net cash provided by (used for) operating activities     (2,867,000)      5,783,563
                                                               ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                            (5,354,630)     (4,211,306)
   Purchase of RxBazaar note receivable                                --        (2,250,000)
                                                               ------------    ------------
        Net cash provided by (used for) investing activities     (5,354,630)     (6,461,306)
                                                               ------------    ------------

Cash flows from financing activities:
   Net proceeds from stock warrants and options                     626,301          19,451
   Net proceeds from private stock placement                     28,995,501            --
   Net proceeds from debt obligations                            11,589,422       2,300,000
   Repayment of debt obligations                                (12,226,146)       (548,307)
   Preferred stock dividends paid                                  (412,336)       (425,756)
                                                               ------------    ------------
        Net cash provided by (used for) financing activities     28,572,742       1,345,388
                                                               ------------    ------------

Net change in cash and cash equivalents                          20,351,112         667,645
Cash and cash equivalents at beginning of period                  1,801,127       1,155,266
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $ 22,152,239    $  1,822,911
                                                               ============    ============

Supplemental cash flow information:
   Interest paid                                               $    407,967    $    294,955
   Income taxes paid                                                630,000            --
   Conversion of debt into common stock                           2,149,953            --

      See accompanying notes to unaudited condensed financial statements.

                             ABLE LABORATORIES, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

          Able Laboratories, Inc. ("Able") develops, manufactures, and sells generic pharmaceuticals. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

          The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

STOCK-BASED COMPENSATION

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. We do not plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123.

          We have two stock-based compensation plans and stock options issued outside of the plans. We apply APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, our net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                       Three Months Ended                Nine Months Ended
                                                                         September 30,                     September 30,
                                                                 ----------------------------      ----------------------------
                                                                     2003             2002             2003             2002
                                                                 -----------      -----------      -----------      -----------
Net income as reported                                           $ 2,546,242      $ 3,005,618      $ 6,057,238      $ 7,057,820
Add stock-based compensation under APB No. 25                         21,408               --           48,114               --
Deduct stock-based employee compensation under SFAS No. 123         (268,021)         (58,465)        (650,603)        (175,396)
                                                                 -----------      -----------      -----------      -----------
Pro forma net income                                               2,299,629        2,947,153        5,454,749        6,882,424
Less dividends on preferred stock                                     54,400          120,600          232,469          367,476
                                                                 -----------      -----------      -----------      -----------
Pro forma net income applicable to common stockholders           $ 2,245,229      $ 2,826,553      $ 5,222,280      $ 6,514,948
                                                                 ===========      ===========      ===========      ===========
Net income per share:
  Basic - as reported                                               $ 0.16           $ 0.25           $ 0.41           $ 0.58
                                                                 ===========      ===========      ===========      ===========
  Basic - Pro forma                                                 $ 0.14           $ 0.24           $ 0.37           $ 0.57
                                                                 ===========      ===========      ===========      ===========
  Diluted - as reported                                             $ 0.13           $ 0.19           $ 0.34           $ 0.44
                                                                 ===========      ===========      ===========      ===========
  Diluted - Pro forma                                               $ 0.12           $ 0.19           $ 0.30           $ 0.43
                                                                 ===========      ===========      ===========      ===========


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

RECENT ACCOUNTING PRONOUNCEMENT

          In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

2. INVENTORY

   Inventory consists of the following:

                                               September 30,    December 31,
                                                   2003             2002
                                               ------------     ------------
         Raw materials                         $  9,547,192     $  8,623,114
         Work-in-progress                         1,747,692        1,549,239
         Finished goods                           6,335,336        2,731,586
                                               ------------     ------------
                                               $ 17,630,220     $ 12,903,939
                                               ============     ============

3. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                               September 30,      December 31,
                                                                   2003               2002
                                                               ------------       ------------
         Machinery and equipment                               $ 10,565,846       $  6,962,823
         Furniture, fixtures and computers                        1,265,257            869,227
         Leasehold improvements                                   5,631,624          4,190,768
         Construction in process                                    336,000            421,279
                                                               ------------       ------------
                                                                 17,798,727         12,444,097
         Less accumulated depreciation and amortization          (4,083,652)        (2,511,574)
                                                               ------------       ------------
                                                               $ 13,715,075       $  9,932,523
                                                               ============       ============

4. DEBT

         Debt consists of the following:

                                                               September 30,      December 31,
                                                                   2003               2002
                                                               ------------       ------------
         NJEDA bonds                                           $  1,030,000       $  1,790,000
         Equipment loans                                                 --          2,890,078
         Revolving credit agreement                               3,000,000                 --
         Unsecured notes payable, net of discount                   140,865          2,020,277
                                                               ------------       ------------
                     Total                                        4,170,865          6,700,355
         Less current portion                                       235,865            617,012
                                                               ------------       ------------
         Long-term debt                                        $  3,935,000       $  6,083,343
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

          In early April 2003, we increased the amount available under our revolving credit agreement from $4,000,000 to $5,900,000. In addition, later in April we increased the amounts available under our revolving credit agreement from $5,900,000 to $10,000,000 and increased the amounts available under our non-restoring equipment loan facility from $5,800,000 to $10,000,000.

          The equipment loan and revolver are secured by substantially all of our assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loans are subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a current ratio.

We were in compliance with these covenants at September 30, 2003. In July 2003, we repaid the equipment loan in full. The revolver currently bears interest at LIBOR plus 1.5% based upon our current leverage ratio, requires no monthly principal payments and matures in June 2005.

UNSECURED NOTES PAYABLE

          In June 2003, we converted $2,150,000 of notes into 126,097 shares of common stock at $17.05 per share, the fair value of the stock on the transaction date, and repaid $47 of notes in cash. We also wrote-off $190,037 of unamortized discount on the notes, which was recorded as a loss on early retirement of debt.

LETTER OF CREDIT

          During September 2003, our bank issued a letter of credit for $1,287,632 as a security deposit under a new lease agreement (see Note 5). The letter of credit will expire in September 2004, at which time we have the option to post a new letter of credit or provide a cash deposit. The amount available under our revolving credit agreement is reduced by the full amount of the letter of credit.

5. LEASE AGREEMENT

          In September 2003, we signed a lease for a 225,000 square foot facility that will be used for manufacturing, distribution, research and development, and administrative offices. The lease is for an initial term of 12 years with two five-year options. Minimum future lease payments are $107,303 for 2003, $911,337 for 2004, $1,287,632 for 2005, $1,287,632 for 2006, $1,287,632
for 2007 and $9,926,232 for 2008 to 2015. The lease also requires us to pay for real estate taxes, maintenance and utilities. We expect to consolidate a substantial portion of our existing operations in the new facility upon expiration of current lease obligations.

6. COMMON STOCK

          In June 2003, we sold 1,600,000 shares of common stock at $19.00 per share for gross proceeds of $30,400,000. Net proceeds were $28,473,000 after commissions and expenses. We granted the investors rights to purchase up to an additional 440,000 shares at $19.00 per share. The rights became exercisable on July 18, 2003 upon the effectiveness of a registration statement for the resale of the common stock. In August 2003, investors exercised rights to purchase 27,500 additional shares of common stock for approximate gross proceeds of $522,500. The balance of the rights expired on October 14, 2003.

7. PREFERRED STOCK

          The Series Q carries an 8% dividend and is convertible to common stock at approximately 58.7 shares of common stock for each share of Series Q. The outstanding 23,100 shares of Series Q are convertible into 1,355,997 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

          The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

          Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002, including, but not limited to, the section therein entitled "Certain Factors That May Affect Future Results" as well as the factors discussed in our Registration Statement on Form S-3, File No. 333-106964, filed with the Securities and Exchange Commission on July 11, 2003, under the heading "Risk Factors."

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

          Generic drug development, manufacturing and distribution is a highly competitive business and there are several companies with substantially greater resources that compete with us. Operating a combined manufacturing and distribution business did not produce the desired competitive advantages in this environment. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company. We sold the assets of Generic Distributors, Inc. on December 29, 2000 and sold Superior Pharmaceutical Company on February 23, 2001.

          In the section of this Report entitled "Certain Factors That May Affect Future Results," we have described several risk factors which we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues which could also impact to some degree other businesses in our market sector. You should give very careful consideration to these risks when you evaluate us.

                          CRITICAL ACCOUNTING POLICIES

          Our significant accounting policies are more fully described in Note 1 to our financial statements included in this Quarterly Report and in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Our significant accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies for the nine months ended September 30, 2003. We did not make any changes in those policies during the period.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

          Sales for the three months ended September 30, 2003 increased by $5,839,998, or 38.9%, primarily due to a greater number of products available for sale as well as higher demand for our products. Sales for the three months ended September 30, 2003 were $20,864,912, compared to $15,024,914 for the three months ended September 30, 2002. During the three months ended September 30, 2003, we had 21 FDA approved product families, in 47 different strengths, available for sale, compared to 15 FDA approved product families in 25 different strengths, available for sale during the three months ended September 30, 2002.

          Cost of sales was $10,886,705, or 52.2% of sales, for the three months ended September 30, 2003, compared to $7,676,763, or 51.1% of sales, for the three months ended September 30, 2002. The increase in our gross profit by $2,630,056, from $7,348,151 for the three months ended September 30, 2002 to $9,978,207 for the three months ended September 30, 2003 is primarily attributable to increased sales of our products.

          Selling, general and administrative expenses for the three months ended September 30, 2003 were $2,698,980, compared to $1,755,912 for the three months ended September 30, 2002. The increase of $943,068 is primarily due to increases in salaries and benefits, business insurance, advertising and trade show expenses, and professional fees of approximately $177,000, $184,000, $300,000, and $234,000, respectively. We added several new employees to support our sales effort during the three months ended September 30, 2003. The increased expenses for business insurance relate to increased product sales which require additional insurance coverage. We increased our presence at a number of industry trade shows in addition to increasing our marketing expenses. The increased expenses for professional fees pertain to computer system upgrades.

          Research and development expenses for the three months ended September 30, 2003 were $3,068,403, compared to $2,214,984 for the three months ended September 30, 2002. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. Costs of biostudies conducted by independent contract research organizations for the three months ended September 30, 2003 and 2002 were approximately $973,000 and $342,000, respectively. We received FDA approval for 3 new products during the three months ended September 30, 2003. As of October 15,

2003, we had 17 abbreviated new drug applications pending approval with the FDA and we expect to be increasing our research and development activities for additional products over the next several months.

          Our operating income for the three months ended September 30, 2003 increased by $833,569 to $4,210,824, compared to $3,377,255 for the three months ended September 30, 2002. This improvement is primarily due to an increase in our sales volume, which resulted in a $2,630,056 increase in gross profit. The increase in gross profit was partially offset by our increased investment in research and development expenses of $853,419 and the $943,068 increase in selling, general and administrative expenses.

          Interest and financing expenses for the three months ended September 30, 2003 were $68,389, compared to $175,088 for the three months ended September 30, 2002. Interest expense decreased as we paid down debt obligations in July 2003 with our June 2003 private placement proceeds. Miscellaneous income primarily consists of interest income from cash deposits resulting from the sale of common stock, partially offset by miscellaneous expenses.

          Income tax expense for the three months ended September 30, 2003 was $1,693,200 or $0.09 per diluted share compared to no provision for income taxes in the prior period. Our effective tax rate for the three months ended September 30, 2003 was 39.9%. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

          We recorded net income of $2,546,242 for the three months ended September 30, 2003, compared to net income of $3,005,618 for the three months ended September 30, 2002. The net income for the third quarter of 2003 includes the aforementioned income tax provision of $1,693,200. Beginning with the first quarter of 2003, we report our net income after recording a provision for income taxes as we utilize the deferred tax asset recognized during the fourth quarter of 2002. We recorded net income applicable to common stock of $2,491,842 or $0.16 per share, for the three months ended September 30, 2003, compared to net income applicable to common stock of $2,885,018 or $0.25 per share for the three months ended September 30, 2002. Diluted earnings per share were $0.13 for the three months ended September 30, 2003, compared to diluted earnings per share of $0.19 for the three months ended September 30, 2002.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

          Sales for the nine months ended September 30, 2003 increased by $17,980,190, or 48.8%, primarily due to higher demand and a greater number of products available for sale, to $54,808,673, compared to $36,828,483 for the nine months ended September 30, 2002.

          Cost of sales was $29,281,638, or 53.4% of sales for the nine months ended September 30, 2003, compared to $19,259,778, or 52.3% of sales, for the nine months ended September 30, 2002. The decrease in our gross profit margin to 46.6% from 47.7% is primarily attributable to sub-optimal utilization of our manufacturing capacity in the first quarter of 2003. As part of our capacity expansion, our manufacturing facility underwent substantial reconfiguration resulting in downtime and unabsorbed labor costs and other overhead in the first quarter of 2003. In the second and third quarters of 2003, all manufacturing upgrades, relocations and additional equipment installations were complete, allowing us to resume normal manufacturing operations. Gross profit margin for the first quarter of 2003 was 43.7% compared to the second quarter of 2003 gross profit margin of 47.5% and the third quarter of 2003 gross profit margin of 47.8%.

          Selling, general and administrative expenses for the nine months ended September 30, 2003 were $7,387,648, compared to $5,103,879 for the nine months ended September 30, 2002. The increase of $2,283,769 is primarily due to increases in salaries and benefits, business insurance, advertising and trade show expenses, and professional fees of approximately $648,000, $245,000, $803,000, and $418,000, respectively. We have added several new employees to support our sales effort for the nine months ended September 30, 2003. The increased expenses for business insurance relate to increased product sales which require additional insurance coverage. We increased our presence at a number of trade shows in 2003 in addition to increasing our marketing expenses. The increased expenses for professional fees pertain to computer system upgrades.

          Research and development expenses for the nine months ended September 30, 2003 were $7,471,098, compared to $4,942,839 for the nine months ended September 30, 2002. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. The increase of $2,528,259 is primarily due to an increase in milestone payments and biostudies expense of approximately $550,000 and $240,000, respectively. The balance of approximately $1,738,000 is due to increased activity in supporting a higher number of research projects. These support activities include quality assurance, stability testing and regulatory support. At this time approximately 40 employees are providing the support function for the primary research and development activity. We received FDA approval for 15 new products during the nine months ended September 30, 2003. As of October 15, 2003, we had 17 abbreviated new drug applications pending approval with the FDA and will be increasing our research and development activities for additional products over the next several months.

          Our operating income for the nine months ended September 30, 2003 increased by $3,146,302 to $10,668,289, compared to $7,521,987 for the nine months ended September 30, 2002. This improvement is primarily due to an increase in our sales volume, which resulted in a $7,958,330 increase in gross profit. The increase in gross profit was partially offset by our increased investment in research and development expenses of $2,528,259 and the $2,283,769 in selling, general and administrative expenses.

          Interest and financing expenses for the nine months ended September 30, 2003 were $489,471, compared to $369,320 for the nine months ended September 30, 2002. Interest expense increased as a result of new loan agreements entered into late in 2002 and early in 2003 to finance our investment in plant improvements and equipment, and our increased need for working capital to support our growth. In July 2003, we paid down debt obligations with our June 2003 private placement proceeds.

          Income tax expense for the nine months ended September 30, 2003 was $4,018,100 or $0.22 per diluted share compared to no provision for income taxes in the prior period. Our effective tax rate for the nine months ended September 30, 2003 was 39.9%. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

          We recorded net income of $6,057,238 for the nine months ended September 30, 2003, compared to net income of $7,057,820 for the nine months ended September 30, 2002. The net income for the nine months ended September 30, 2003 includes the aforementioned income tax provision of $4,018,100. Beginning with the first quarter of 2003, we report our net income after recording a provision for income taxes as we utilize the deferred tax asset recognized during the fourth quarter of 2002. We recorded net income applicable to common stock of $5,824,769 or $0.41 per share, for the nine months ended September 30, 2003, compared to net income applicable to common stock of $6,690,344 or $0.58 per share for the nine months ended September 30, 2002. Diluted earnings per share were $0.34 for the nine months ended September 30, 2003, compared to diluted earnings per share of $0.44 for the nine months ended September 30, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2003, we had working capital of $50,243,896, compared to working capital of $15,263,713 at December 31, 2002. Cash was $22,152,239 as of September 30, 2003, compared to $1,801,127 at December 31, 2002. The $34,980,183 increase in working capital is primarily due to our net income of $6,057,238 for the nine months ended September 30, 2003 and our recent sales of $30,922,500 of common stock, offset by our additional investment of $5,354,630 in property and equipment. Significant changes in our working capital components include an increase of $4,726,281 in inventory to support our sales growth and an increase of $4,790,690 in accounts receivable. The accounts receivable allowance consists of allowances for returns, doubtful accounts, customer chargebacks, rebates, and pricing adjustments. Our allowance for chargebacks, rebates, returns, pricing adjustments and other allowances consists primarily of allowances stipulated by contracts with major drug wholesalers and are customary in the generic drug industry. We establish these allowances as we recognize the sales and monitor these allowances on an ongoing basis. To date, actual amounts have not differed materially from our estimates.

          In the nine months ended September 30, 2003, we sold 1,627,500 shares of common stock for gross proceeds of $30,922,500 and converted $2,150,000 of unsecured notes payable into common stock. During that time, we paid off $7,409,500 in equipment loans and paid down our revolving credit agreement by $3,900,000. The remaining proceeds from the issuance of common stock will be used to support our planned manufacturing and research and development expansion over the next several quarters.

          During September 2003, our bank issued a letter of credit for $1,287,632 as a security deposit under a new lease agreement. The amount available under our revolving credit agreement is reduced by the full amount of the letter of credit. Our new facility should allow us to expand our current manufacturing capabilities and alleviate certain current manufacturing constraints. In addition, the new facility should allow us to consolidate a substantial portion of our existing operations upon expiration of current lease obligations.

          We expect to fund our working capital needs from our operations, along with certain proceeds from our June 2003 common stock issuance.


                         RECENT ACCOUNTING PRONOUNCEMENT

          In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

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

          During the three months ended September 30, 2003, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES

          (a) Not applicable

          (b) Not applicable

          (c) Sales of Unregistered Securities. In the three months ended September 30, 2003, we issued the following securities in transactions exempt from the registration requirements of the Securites Act, under one or more exemptions including that provided by Rule 506, which was available to us because the securities were issued to a limited number of accredited investors in transactions not involving any general solicitation or advertising.

          In August 2003, certain of the investors in our June 30, 2003 private placement purchased 27,500 shares of common stock pursuant to the additional investment rights that we granted in that private placement. These shares were issued for gross proceeds of $522,500. The balance of the additional investment rights issued in the June 2003 private placement expired on October 14, 2003.

          During the quarter ending September 30, 2003, we issued 8,973 shares of common stock upon the exercise of warrants in reliance on the exemption provided by Rule 506 under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

          The following exhibits, required by Item 601 of Regulation S-K are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

EXHIBIT
NUMBER    ITEM
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

  10.1 Lease Agreement dated September 17, 2003 between the Company and Matrix Cranbury Associates, LLC.

  31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

  31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

  32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

          On July 28, 2003, we filed a Form 8-K relating to the press release reporting our financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ABLE LABORATORIES, INC.


Dated: November 14, 2003                     By: /s/ Dhananjay G. Wadekar
                                                 ----------------------------
                                                 Dhananjay G. Wadekar
                                                 Chief Executive Officer


                                             By: /s/ Robert Weinstein
                                                 ----------------------------
                                                 Robert Weinstein
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    ITEM
------    ----

 10.1 Lease Agreement dated September 17, 2003 between the Company and Matrix Cranbury Associates, LLC.

 31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

 31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

 32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.