Form 10-K
period 2003-12-31
ABLE LABORATORIES INC
filed 2004-03-15
CIK 857171

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-K
                            ------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2003.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________.

                         COMMISSION FILE NUMBER 1-11352

                             ABLE LABORATORIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                            04-3029787
         (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
       OF INCORPORATION OR ORGANIZATION)

              6 HOLLYWOOD COURT                          07080
             SOUTH PLAINFIELD, NJ                      (Zip Code)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  Registrant's telephone number: (908) 754-2253

        Securities registered pursuant to Section 12(b) of the Act: None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an "accelerated filer" (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ].

         The aggregate market value of the common stock, $0.01 par value per share held by non-affiliates, based on the last sale price of the common stock on June 30, 2003, as reported on the Nasdaq National Market, was approximately $304,595,254.

         As of February 25, 2004, there were 16,850,400 outstanding shares of common stock.

================================================================================

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.
Item 1.      Business ....................................................    4
Item 2.      Properties ..................................................   11
Item 3.      Legal Proceedings ...........................................   12
Item 4.      Submission of Matters to a Vote of Security Holders..........   12

PART II
Item 5.      Market for Common Equity and Related Stockholder Matters ....   13
Item 6.      Selected Financial Data......................................   13
Item 7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................   14
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...   23
Item 8.      Financial Statements and Supplementary Data..................   24
Item 9.      Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures................................   24
Item 9A.     Controls and Procedures......................................   24

PART III
Item 10.     Directors and Executive Officers and Related Stockholder
                 Matters..................................................   47
Item 11.     Executive Compensation.......................................   47
Item 12.     Security Ownership of Certain Beneficial Owners and
                 Management...............................................   47
Item 13.     Certain Relationships and Related Transactions...............   47
Item 14.     Principal Accountant Fees and Services.......................   47

PART IV
Item 15.     Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.................................................   48

Signatures................................................................   53
Exhibit Index.............................................................   54

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Report.

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. You should not place undue reliance on forward-looking statements. Factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements include those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, under the heading "Certain Factors That May Affect Future Results."

                              AVAILABLE INFORMATION

         We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any of our SEC filings at the SEC's public reference room at 450 Fifth Street, N.W., Washington D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information about the public reference room. Our SEC filings are also available to the public on the SEC's website at http://www.sec.gov. Our principal internet address is www.ablelabs.com. Our website provides a link to the SEC's website through which our annual, quarterly and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

                                     PART I

ITEM 1.    BUSINESS

INTRODUCTION

         Able Laboratories, Inc., referred to in this Report as "Able," "we" or "us," develops, makes and sells generic drugs. Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They must meet the same governmental standards as the brand-name drugs they replace, and they must meet all U.S. Food and Drug Administration, or FDA, guidelines before they can be made or sold. We can manufacture and market a generic drug only if the patent or other government-mandated market exclusivity period for the brand-name equivalent has expired. Generic drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents. We estimate that the U.S. generic or multi-source drug market approximates $16 billion in annual sales. We believe that this market has grown due to a number of factors, including:

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

     o physicians, pharmacists and consumers increasingly accept generic drugs; and

     o the efforts of the federal government and local government agencies to mandate increased use of generic drugs in order to lower the public cost of purchasing necessary pharmaceutical products.

OUR STRATEGY

         Our strategy is to focus on developing generic drugs that either have large established markets or are niche products with limited or no competition. We also intend to focus on products that have extended release dosage forms, which are difficult to develop and, therefore, likely to face less competition from other generic drug manufacturers. We also intend to leverage our research and development efforts of our solid dosage and semi-solid formulations by developing liquid formulations of some of our currently marketed drugs. We believe that this approach will allow us to offer our customers a line of products that reduces their overall acquisition cost.

BACKGROUND

         We were organized in 1988 as a Delaware corporation under the name DynaGen, Inc. In 1996, we acquired Able Laboratories, Inc., our generic drug development and manufacturing business. In 1997 and 1998, respectively, we acquired Superior Pharmaceutical Company ("Superior") and Generic Distributors, Inc. ("GDI"), our former distribution operations.

         Our distribution businesses sold mostly our competitors' products. After careful analysis, we decided to divest our distribution operations and continue as a generic drug development and manufacturing company selling only our own products. We sold the assets of GDI, on December 29, 2000 and sold Superior on February 23, 2001. In 2001, after we completed the sale of the distribution subsidiaries, we merged Able Laboratories, Inc. into DynaGen, Inc. and changed our company name to "Able Laboratories, Inc." In November 2003, we acquired substantially all the assets of LiquiSource, Inc., a privately-held developer and manufacturer of prescription generic liquid pharmaceuticals.

         In the section of this Report entitled "Certain Factors That May Affect Future Results," we have described several risk factors that we believe are significant. We consider each of these risks specific to us, although some are industry or sector related issues that could also impact, to some degree, other businesses in our market sector. You should give very careful consideration to these factors when you evaluate our company.

PRODUCT LINE INFORMATION

         We manufacture and market prescription generic drugs in the form of tablets, capsules, suppositories and liquids. In November 2000 we received our first FDA approval to manufacture and sell Diphenoxylate with Atropine Sulfate tablets. Since then, and as of March 1, 2004, we have received 35 additional approvals to manufacture and sell generic drugs. Our current FDA-approved products are listed below:

                                                                                         EQUIVALENT BRAND NAME
PRODUCT                                               INDICATION                             PRODUCT (1)(2)
-----------------------------------------------       ------------------------        -----------------------------
Acetaminophen and Codeine Phosphate Tablets,          Pain relief                     Tylenol(R)with Codeine #3
    USP 300mg/30mg

Acetaminophen and Codeine Phosphate Tablets,          Pain relief                     Tylenol(R)with Codeine #4
    USP 300mg/60mg

Butalbital, Acetaminophen and Caffeine Tablets        Tension headaches               Fioricet(R)(2)
    USP 50mg/325mg/40mg

Butalbital, Acetaminophen and Caffeine Tablets        Tension headaches               Esgic Plus(R)(2)
    USP 50mg/500mg/40mg

Butalbital, Acetaminophen, Caffeine and Codeine       Tension headaches               Fioricet(R)with codeine
    USP 50mg/325mg/40mg/30mg

Carisprodol Tablets, USP                              Muscle relaxant                 Soma(R)(2)

Clorazepate Dipotassium Tablets, USP                  Anxiety disorder                Tranxene(R)(2)

Diphenoxylate Hydrochloride and Atropine              Anti-diarrhea                   Lomotil(R)(2)
    Sulfate Tablets, USP

Hydrocodone Bitartrate and Acetaminophen              Pain relief                     Vicodin(R)
    Tablets USP

Hydrocodone Bitartrate and Acetaminophen              Pain relief                     Lortab(R)
    Tablets, USP 10mg/500mg

Hydrocodone Bitartrate and Acetaminophen              Pain relief                     Norco(R)
    Tablets, USP

Hydrocodone Bitartrate and Acetaminophen              Pain relief                     Hydrocodone Bitartrate and
    Tablets,                                                                          Acetaminophen Tablets, USP

Hydrocortisone Acetate Suppository                    Anti-inflammatory               Anusol(R)
                                                      Hemorrhoids

Indomethacin Capsules, USP                            Rheumatoid arthritis            Indocin(R)

Indomethacin Extended- Release Capsules, USP          Rheumatoid arthritis            Indocin(R)SR (2)

Lithium Carbonate Capsules, USP                       Manic-depressive illness        Eskalith(R)(2)

Lithium Carbonate Extended-Release Tablets,           Manic-depressive illness        Lithobid(R)
    USP

Methamphetamine HCI, USP 5mg                          Attention disorder              Desoxyn(R)

Methocarbamol Tablets, USP                            Muscle relaxant                 Robaxin(R)

Methylphenidate HCl Tablets, USP                      Attention disorder              Ritalin(R)(2)

Methylphenidate HCl Extended- Release Tablets,        Attention disorder              Metadate-SR(R)(2)
    USP

Metronidazole Tablets, USP                            Bacterial vaginosis             Flagyl(R)

                                                                                         EQUIVALENT BRAND NAME
PRODUCT                                               INDICATION                             PRODUCT (1)(2)
-----------------------------------------------       ------------------------        -----------------------------
Metronidazole ER Tablets                              Bacterial vaginosis             Flagyl ER(R)

Naproxen Sodium Tablets                               Pain relief                     Anaprox(R)

Nitrotab(TM)Nitroglycerin Sublingual Tablets, USP     Anti-angina                     Nitrostat(R)

Phenazopyridine HCl Tablets, USP                      Urinary tract analgesic         Pyridium(R)

Phentermine HCl Capsules, USP (beads)                 Obesity                         Phentermine Hydrochloride
                                                                                      Capsules (2)

Phentermine HCl Capsules, USP (powder)                Obesity                         Phentermine Hydrochloride
                                                                                      Capsules (2)

Phentermine HCl Tablets, USP                          Obesity                         Adipex-P(R)(2)

Prochloroperazine Suppositories, USP                  Nausea                          Compazine(R)(2)

Promethazine HCI Suppositories, USP 50 mg             Allergies, dermographism        Phenergan(R)(2)
                                                      anaphylactic reaction,
                                                      pre/post-operative sedation,
                                                      nausea and vomiting

Proproxyphene Napsylate and Acetaminophen Tablets,    Pain relief                     Darvocet-N(R)(2)
    USP

Salsalate Tablets, USP                                Anti-inflammatory               Disalcid(R)

-----------------------------
(1) All brand names in the table above are trademarks or registered trademarks of their respective owners.
(2) Refers to the reference listed drug. A reference listed drug (21 CFR 314.94(a) (3)) means the listed drug identified by the FDA as the drug product upon which an applicant relies in seeking approval of its Abbreviated New Drug Application.

RESEARCH AND DEVELOPMENT

         We are working on developing additional generic products in the form of tablets, capsules, suppositories and liquids. The research, development, clinical testing and the FDA review process, leading to approvals, takes approximately two years for each product. As discussed in the section titled "Government Regulation," some products require no review or limited laboratory testing, in which case the time required to complete the process can be less than two years. Typically, our research and development activities consist of:

         o identifying brand-name drugs for which patent protection has expired or will expire in the near future;

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

         As of February 25, 2004, we have sixteen (16) Abbreviated New Drug Applications ("ANDAs") pending approval at the FDA. Prior to FDA approval of an ANDA, we generally undergo an on-site inspection, known as a pre-approval inspection or PAI, by the district office of the FDA. Between January 2001 and February 25, 2004, we have had six pre-approval inspections, covering several products. Our product development program includes several active projects in various stages of completion. We intend to develop and file ANDA applications covering additional products this year. We can, however, give no assurance that we will receive approval from the FDA to market the products covered by these pending and planned applications and, if we do, there is no assurance that we will be able to penetrate the market and achieve reasonable levels of sales or profits from the products.

         For the fiscal year ended December 31, 2003, we spent $11,212,418 on research and development activities, compared with $6,944,952 for the fiscal year ended December 31, 2002 and $2,352,666 for the fiscal year ended December 31, 2001.

SALES AND MARKETING

         Our products are sold primarily through direct sales efforts to drug wholesalers, distributors and retail drug chains. We market our generic drug products under our "Able Laboratories" label as well as under private label arrangements. The majority of our sales are to customers who purchase under firm purchase order commitments. Excluding seasonal trade show purchases, these purchase orders range from $1,000 to $1,700,000 and are typically filled within a few days to three months from the time we receive them. Sales to McKesson Corporation, a wholesaler, were approximately 12% of our sales in 2003. The gross dollar amount of backlog orders, as of March 1, 2004, was approximately $4,672,000, compared to a backlog of approximately $4,577,000 as of March 10, 2003. Because the level of our customers' purchases can fluctuate over the course of an operating period, backlog historically has not been a meaningful indicator of revenues for a particular period or for future periods.

         We have five senior and experienced executives in our sales department, supported by three associates. From January 2001 to January 2004 we used Bi-Coastal Pharmaceutical Corporation ("Bi-Coastal") as our representative. The agreement expired in January 2004 and was not renewed.

SUPPLIERS

         We manufacture our generic products at our facilities in South Plainfield, New Jersey. The principal components used in the manufacture of generic products are active and inactive pharmaceutical ingredients and certain packaging materials. The FDA must approve our sources for almost all of the materials. In many instances, only one source may have been approved. We purchase active raw material ingredients primarily from United States distributors of bulk pharmaceutical materials manufactured by the U.S. or foreign companies. If raw materials from an approved supplier were to become unavailable, we would have to file a supplement to the applicable regulatory approval and revalidate the manufacturing process using any new supplier's materials. Delays in revalidating the manufacturing process or in obtaining new materials could result in the loss of revenues and could have a material adverse effect on our business, financial condition and results of operations.

MANUFACTURING FACILITIES

         In 2003 we manufactured over 1.1 billion tablets, capsules, and suppositories at our 6 Hollywood Court, South Plainfield, NJ manufacturing operation. Our facilities consist of approximately 345,000 square feet of manufacturing, warehousing, laboratory and office space contained in 8 buildings, which includes our December 2003 purchase of 6 Hollywood Court. Over the past two years, we have invested approximately $7,300,000 to upgrade our facilities, including installing new flooring, building additional tablet compression and packaging rooms and separating manufacturing areas for phenazopyridine production. We also built a self-contained research and development facility with its own separate support laboratory. In our production areas, we built storage vaults required for handling controlled substances. While we intend to make significant improvements to our facilities, including our newly leased Cranbury, NJ facility, we expect our current and future manufacturing and laboratory facilities to increase our capacity 300 to 400% from current levels. See "Liquidity and Capital Resources" and "Certain Factors That May Affect Future Results -- We may have difficulty managing our growth" below.

COMPETITION

         We compete primarily with other generic manufacturers. Many of our competitors have substantially greater financial resources than we have, as well as other resources such as expertise in formulations of technologically advanced delivery systems and marketing that are required to commercialize a pharmaceutical product.

         In the generic drug market, we compete with other off-patent drug manufacturers, brand-name pharmaceutical companies that also manufacture off-patent drugs, the original manufacturers of brand-name drugs, and manufacturers of new drugs that may be used for the same indications as our products.

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

         Recently several foreign companies, primarily from Europe and India, have entered the US generic market. These companies have either established manufacturing subsidiaries or have formed marketing alliances with some of the leading US generic companies. Foreign companies, especially those from India, enjoy lower manufacturing costs, labor costs and tax rates. They may also leverage these advantages over U.S. manufacturers through backward integration, by combining the research and development talent necessary to develop active drug ingredients with the ability to efficiently make the finished dosage products. The result is increased competition and downward pressure on prices. In certain cases, foreign companies' prices could become so low that competing U.S. companies could not profitably manufacture certain drugs and therefore be forced to discontinue the products. The result is increased competition and downward pressure on prices.

         For these reasons, there can be no assurance that we will be able to successfully compete in the generic drug business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results -- We face intense competition from other manufacturers of generic drugs."

GOVERNMENT REGULATION

         Our products and business activities are highly regulated, principally by the FDA, the U.S. Drug Enforcement Administration, or DEA, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacturing, labeling, storage, recordkeeping, approval, advertising and promotion of our products. Noncompliance with applicable requirements can result in judicially and administratively imposed sanctions, including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Administrative enforcement measures can also involve product recalls and the refusal by the government to approve new drug applications, known as NDAs, or ANDAs. In order to conduct clinical tests and produce and market products for human diagnostic and therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state regulatory agencies. Typically, standards require that products be approved by the FDA as safe and effective for their intended use prior to being marketed for human applications. While we believe that we are currently in compliance with all applicable FDA requirements, we must obtain FDA approval of our new Cranbury, New Jersey facility before we can initiate the manufacture, analysis, distribution or storage of our drug products at the facility.

         Because we purchase drug substances and manufacture and market drug products containing controlled substances, we must meet the requirements and regulations of the Controlled Substances Act which are administered by the DEA. These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to controlled substances in each stage of the production and distribution process. The DEA also regulates, based on our historical sales data, allocation of certain raw materials that we use in the production of controlled substances. While we believe that we are currently in compliance with all applicable DEA requirements, we must obtain DEA approval of our new facility in Cranbury, New Jersey before we can initiate the manufacture, analysis, distribution or storage of controlled substances there.

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

ANDA PROCESS

         We must obtain FDA approval before we make or sell a generic equivalent of an existing reference listed drug. We have concentrated primarily on obtaining this approval by submitting abbreviated new drug applications, or ANDAs. The process for obtaining an ANDA approval is set by the provisions of the Hatch-Waxman Act of 1984, which established a statutory procedure for the submission and FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA. Each of our proposed generic drug products must be therapeutically equivalent to the corresponding referenced listed drug. Generic drug products are considered therapeutically equivalent if they are pharmaceutical equivalents, and if they can be proven to have the same clinical effect and safety profile when administered to patients under the conditions specified in the labeling.

         "Bioavailability" means the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are the same as the previously approved reference listed drug. An ANDA may be submitted for a drug on the basis that it is either the equivalent to a previously approved referenced listed drug or a new dosage form that is suitable for use for the indications specified. The FDA waives the requirement of conducting complete clinical studies of safety and efficacy and, instead, typically requires the applicant to submit data illustrating that the generic drug formulation is "bioequivalent" to a previously approved drug. For some drugs, the FDA may require other means of demonstrating that the generic drug is bioequivalent to the original drug product. The ANDA approval process can take a year or longer, though we have received approvals in less than a year, and involve the expenditure of substantial resources.

         The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the ANDA applicant challenges any listed patents for the drug and/or its use and whether the maker of the reference listed drug is entitled to the protection of one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic products. The Hatch-Waxman Act establishes several such statutory exclusivity periods for certain drugs. Exclusivity periods are available for both patented and non-patented drug products, and in the case of patented drug products can extend beyond the life of a patent, and so they can preclude submission, or delay the approval, of a competing ANDA. Examples of these protections include:

            o A provision allowing a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for NDAs (including different dosage forms) containing data from new clinical investigations essential to the approval of the application;

            o a provision that extends the term of a patent for up to five years as compensation for reducing the effective market life of the patent due to the time involved in the federal regulatory review process; and

            o the so-called pediatric extension, whereby the FDA may extend the exclusivity of a product by six months past the patent expiration date if the manufacturer undertakes studies on the effect of their product in children.

         To obtain ANDAs we must also comply with the FDA's current Good Manufacturing Practices, or cGMP, regulations, relating to the manufacture and other processing of drugs. The FDA may inspect our facilities to assure compliance prior to approving an ANDA application or at any other reasonable time. To comply with the cGMP requirements, we must continue to expend significant time and resources in the areas of development, production, quality control and quality assurance.

         Penalties for failure to comply with eGMP standards can include the suspension of manufacturing approval, the seizure of drug products or the FDA's refusal to approve additional applications. Penalties for wrongdoing in connection with the development or submission of an ANDA were established by the Generic Drug Enforcement Act of 1992, authorizing the FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA. The FDA may also temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and, under certain circumstances, also has the authority to withdraw approval of an ANDA and to seek civil penalties. We do not expect the law to have a material impact on the review or approval of our ANDAs.

         We currently manufacture several products that are regulated as Drug Efficacy Study Implementation, or DESI, products. These products are grandfathered and do not require the submission of an ANDA or an NDA to the FDA. These drug products are, however, subject to cGMP compliance. Also, while products within this DESI classification require no prior approval from the FDA before marketing, they must comply with applicable FDA monographs which specify, among other things, required ingredients, dosage levels, label contents and permitted uses. These monographs may be changed from time to time, in which case we might be required to change the formulation, packaging or labeling of any affected product. Changes to monographs normally have a delayed effective date, so while we may have to incur costs to comply with any such changes, disruption of distribution is not likely.

         The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, imposes three types of user fees on manufacturers of NDA-approved prescription drugs. Applicants that submit only ANDAs and most other off-patent drug manufacturers, including Able, are not currently subject to any of the three user fees. If were to submit NDAs in the future, then we might be subject to user fees. The FDA can also significantly delay the approval of a pending ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy."

         We can give no assurance that we will obtain the requisite approvals from the FDA for any of our proposed products or processes, that the process to obtain such approvals will not be excessively expensive or lengthy, or that we will have sufficient funds to pursue such approvals. Our failure to receive the requisite approvals for our products or processes, when and if developed, or significant delays in obtaining such approvals, would prevent us from commercializing our products as anticipated and would have a materially adverse effect on our business, financial condition and results of operations. See "Certain Factors That May Affect Future Results -- Intense regulation by government agencies may delay our efforts to commercialize our proposed drug products."

PRODUCT LIABILITY INSURANCE COVERAGE

         We presently maintain product liability insurance in the amount of $10,000,000 for the products we market. The product liability insurance has a $150,000 deductible. We also maintain product liability insurance for products in clinical investigations. Although we intend to obtain product liability insurance prior to the commercialization of certain products that are not presently covered, we can give no assurance that we will obtain such insurance at favorable rates, or that any such insurance, even if obtained, will be adequate to cover potential liabilities. As a supplement to our product liability insurance, we have added product recall insurance in the amount of $1,000,000. The product recall insurance has a $50,000 deductible and covers all costs associated with the recall in excess of the deductible, up to the policy limit.

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

PROPRIETARY TECHNOLOGY

         Our generic business relies upon unpatented trade secrets and proprietary technologies and processes. There is no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or gain access to our trade secrets or proprietary technology, or that we can meaningfully protect unpatented trade secrets. We require employees, consultants and other advisors to execute confidentiality agreements. However, these agreements may not provide meaningful protection for our trade secrets, or adequate remedies in the event of unauthorized use or disclosure of such information. The manufacture and sale of certain of our products may also involve the use of proprietary processes, products or information owned by others. See "Certain Factors That May Affect Future Results -- We depend on third parties to supply the raw materials used in our products."

EMPLOYEES

         As of February 25, 2004, we had 407 full-time employees, of whom 38 were employed in selling, general and administrative activities, 155 were employed in quality and regulatory roles, 24 were employed in research and development and 190 were employed in manufacturing. None of our employees is represented by a union. We believe our relationship with our employees is good.

ITEM 2.    PROPERTIES

         Our principal executive offices are located at 6 Hollywood Court, South Plainfield, New Jersey, the location of our 50,000 square foot manufacturing and administrative facility.

                        SQUARE
ADDRESS                 FOOTAGE                  USE(S)                 LEASE EXPIRATION
-------                 -------                  ------                 ----------------
6 Hollywood Court       50,000       Manufacturing, Administration     Owned
S. Plainfield, NJ

One Able Drive          225,000      Manufacturing, Research &         September 16, 2015
Cranbury, NJ                         Development, Administrative

3601 Kennedy Road       22,000       Warehouse                         September 30, 2004
S. Plainfield, NJ

5 Hollywood Court       12,700       Manufacturing, Research &         June 14, 2005
S. Plainfield, NJ                    Development

600 Montrose Ave.       21,500       Warehouse, Administrative         July 31, 2005
S. Plainfield, NJ

11590 Century Blvd.     731          Sales                             July 31, 2005
Cincinnati, OH

200 Highland Ave.       2,580        Administrative                    Tenant-at-Will
Needham, MA

789 Jersey Ave.         10,400       Manufacturing                     October 31, 2005
New Brunswick, NJ

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the last fiscal quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Price of Common Stock

         Our common stock is traded on the Nasdaq National Market under the symbol "ABRX." On February 25, 2004, based upon information from American Stock Transfer & Trust Company, our transfer agent, there were approximately 2,437 holders of record of common stock. We believe that there are a substantial number of additional beneficial owners that hold common stock in "street name" through brokerage firms. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices for the common stock as reported on the OTC Bulletin Board from January 1, 2002 to November 18, 2002, on the Nasdaq SmallCap Market from November 19, 2002 to February 26, 2003 and on the Nasdaq National Market from February 27, 2003 to December 31, 2003.

                                                    Common Stock(1)
                                             -----------------------------
                                              High                    Low
Fiscal 2002:                                 -----                   -----
------------
January 1 to March 31, 2002                  $9.00                   $4.50
April 1 to June 30, 2002                      6.90                    4.35
July 1 to September 30, 2002                  5.85                    4.05
October 1 to December 31, 2002               12.45                    4.40

Fiscal 2003:
------------
January 1 to March 31, 2003                  15.46                   10.00
April 1 to June 30, 2003                     24.25                   13.76
July 1 to September 30, 2003                 25.32                   18.70
October 1 to December 31, 2003               20.53                   17.15

-----------------------
(1) Prices have been adjusted to reflect a 1-for-15 reverse stock split of our common stock, effective June 3, 2002.

         We have never paid dividends to common stockholders since inception and do not intend to pay dividends to common stockholders in the foreseeable future. We intend to retain earnings to finance our operations.

(b)      Sales of Unregistered Securities

         During the last fiscal quarter of the year ended December 31, 2003, we issued an aggregate of 11,070 shares of common stock upon exercise of warrants. These issuances were pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933, as amended, including the exemptions under Section 3(a)(9) and 4(2) thereof. We received no cash proceeds from the issuance of these shares.

ITEM 6.    SELECTED FINANCIAL DATA

         The selected financial data set forth below has been derived from our audited financial statements. The information set forth below should be read in conjunction with the financial statements and notes thereto, as well as other information contained in this Report which could have a material adverse effect on our financial condition and results of operations. In particular, refer to the matters described under the heading "Certain Factors That May Affect Future Results" in this Report.

                                                                               YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                       2003             2002             2001             2000             1999
                                                   ------------     ------------     ------------     ------------     ------------
                                                                        (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales, net ....................................    $     77,561     $     52,930     $     19,594     $     31,456     $     29,140
Cost of sales .................................          41,355           27,362           12,533           25,711           24,378
                                                   ------------     ------------     ------------     ------------     ------------
    Gross profit ..............................          36,206           25,568            7,061            5,745            4,762
Operating expenses ............................          21,909           14,699            8,262           12,358           11,026
                                                   ------------     ------------     ------------     ------------     ------------
    Operating income (loss) ...................          14,297           10,869           (1,201)          (6,613)          (6,264)
Other income (expense), net ...................            (397)          (2,553)          (3,272)          (1,839)          (1,887)
                                                   ------------     ------------     ------------     ------------     ------------
Income (loss) before income taxes .............          13,900            8,316           (4,473)          (8,452)          (8,151)
Income tax provision (benefit) ................           5,412          (15,130)            --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
    Net income (loss) .........................           8,488           23,446           (4,473)          (8,452)          (8,151)
Returns to preferred stockholders .............            (275)            (481)          (9,060)          (1,443)          (1,914)
                                                   ------------     ------------     ------------     ------------     ------------
    Net income (loss) applicable to common
      stockholders ............................    $      8,213     $     22,965     $    (13,533)    $     (9,895)    $    (10,065)
                                                   ============     ============     ============     ============     ============
Net income (loss) per share:
    Basic .....................................    $       0.56     $       1.98     $      (1.57)    $      (1.89)    $      (2.95)
                                                   ============     ============     ============     ============     ============
    Diluted ...................................    $       0.46     $       1.44     $      (1.57)    $      (1.89)    $      (2.95)
                                                   ============     ============     ============     ============     ============
Weighted average shares outstanding:
    Basic .....................................          14,709           11,588            8,629            5,232            3,415
                                                   ============     ============     ============     ============     ============
    Diluted ...................................          18,375           16,322            8,629            5,232            3,415
                                                   ============     ============     ============     ============     ============

                                                                               YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                       2003             2002             2001             2000             1999
                                                   ------------     ------------     ------------     ------------     ------------
                                                                                    (In thousands)
BALANCE SHEET DATA:
Current assets ................................    $     51,698     $     25,617     $     11,304     $     11,239     $     13,785
Total assets ..................................          85,364           51,128           17,638           16,914           21,230
Current liabilities ...........................           4,647           10,353            5,155           15,529           14,912
Long-term debt ................................           3,935            6,083            2,291            2,700            5,642
Stockholders' equity (deficit) ................          76,782           34,692            8,895           (1,315)             676
Working capital (deficit) .....................          47,051           15,264            6,149           (4,290)          (1,127)

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

         Our distribution businesses sold mostly our competitors' products. After careful analysis, we decided to divest our distribution operations and continue only as a generic drug development and manufacturing company selling only our own products. We sold the assets of Generic Distributors, Inc. on December 29, 2000 and we sold Superior Pharmaceutical Company on February 23, 2001. On May 18, 2001, we merged our subsidiary, Able Laboratories, Inc., into our parent company, DynaGen, Inc., and changed DynaGen's name to Able Laboratories, Inc. In November 2003, we acquired substantially all the assets of LiquiSource, Inc., a privately-held developer and manufacturer of prescription liquid pharmaceuticals.

         In 2004, we expect to continue to increase our sales of generic drug products by attempting to increase sales of our existing products and by obtaining ANDA approvals from the FDA for new products. Also, we intend to develop our liquids formulation ability and position ourselves to add liquids products to our product line, through our utilization of the assets we acquired from LiquiSource. See "Certain Factors That May Affect Future Results -- Our ability to develop liquid formulations is unproven." To accomplish these objectives, we entered into a long-term lease for our new facility in Cranbury, New Jersey, which we intend to use for our solid and semi-solid dosage manufacturing operations and our executive offices. Also, we purchased the building and leasehold improvements at our facility located at 6 Hollywood Court, South Plainfield, New Jersey, where we currently house all of our manufacturing operation and which we intend to use in the future for our liquids manufacturing business. We expect to spend approximately $15,000,000 in 2004 to fund these growth initiatives. See "Liquidity and Capital Resources" below.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our significant accounting policies are more fully described in Note 1 to our financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about our reported operating results and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies include:

         INVENTORIES. We state inventories at the lower of average cost or market, with cost being determined based upon the first-in first-out method. In evaluating whether inventory is to be stated at cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell existing inventory and expected market conditions, including levels of competition. We establish reserves, when necessary, for slow-moving and obsolete inventories based upon our historical experience and management's assessment of current product demand. We evaluate the adequacy of these reserves quarterly. If we were to determine that our inventory was overvalued based upon the above factors, then we would have to increase our reserves.

         REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. We recognize revenue on product sales when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is reasonable assurance that we will collect the sales proceeds. We obtain written purchase authorizations from our customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Thus, we principally recognize revenue upon shipment and, in certain cases, recognize revenue when customers receive shipments.

         ALLOWANCES FOR RETURNS AND PRICE ADJUSTMENTS. Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, rights of return, pricing adjustments and other allowances. Based on our agreements and contracts with our customers, we calculate allowances for these items when we recognize revenue and we book the allowances as reserves against accounts receivable. Chargebacks, primarily from wholesalers, are the most significant of these items. Chargebacks result from arrangements we have with customers establishing prices for products for which the customers independently select a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the end customer's contract price, which is lower. We credit the wholesaler for purchases by end customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers. We base these reserves primarily on our contractual arrangements and, to a lesser extent, historical chargeback experience. The majority of our sales are made to wholesalers. For 2003, McKesson Corporation, a wholesaler, accounted for approximately 12% of our sales. We continually monitor the wholesaler inventory levels and the corresponding reserve estimates and compensate for contractual changes, giving consideration to our observations of current pricing trends and we make adjustments to our provisions for chargebacks and similar items when we believe that the actual credits will differ from our original provisions. To date, actual amounts have not differed materially from our estimates.

         Consistent with industry practice, we maintain a policy that allows our customers to return product. Our estimate of the provision for returns is based upon our historical experience with actual returns.

         Price adjustments, also referred to as "shelf stock adjustments" are credits issued to reflect decreases in the selling prices of our products which our customer has remaining in its inventory at the time of the price reduction. Decreases in our selling prices are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We have historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 30-60 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer's payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management's expectations, we might have to increase our allowance for doubtful accounts.

         INCOME TAXES. Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss, capital loss and tax credit carryforwards to the extent their realization is more likely than not. Generally, the deferred tax benefit or expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

         As of December 31, 2002, we had a net operating loss carryforward of approximately $51.6 million for federal income tax purposes. During the fourth quarter of 2002, management determined that it was more likely than not that these benefits will be realized in future periods prior to expiration of the carryforward period. Therefore, we recognized the related deferred tax asset for this and other temporary differences, which resulted in a net income tax benefit that increased net income by $15,130,000, or $0.93 per diluted share, for 2002. Because we recognized this tax benefit during the fourth quarter of 2002, we intend, in future profitable periods, to report net income as if we were fully taxed. We do not, however, expect to pay federal income taxes, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

         If, in future periods, we determine that we are not likely to realize the tax benefit of the net operating loss carryforwards, then we would increase our reserve against the asset, the amount of which would be deducted from income during the period in which we increase the reserve.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         SALES. Sales for the year ended December 31, 2003 were $77,561,115, compared to $52,930,121 for the year ended December 31, 2002. The increase in sales of $24,630,994, or 46.5%, is primarily due to a greater number of products available for sale as well as higher demand for our products. From June 30, 2001 to December 31, 2003, we have received FDA approval for 17 new product families in 41 different product strengths. During the year ended December 31, 2003, we had 21 FDA approved product families in 50 different strengths available for sale, compared to 16 FDA approved product families in 32 different strengths available for sale during the year ended December 31, 2002.

         COST OF SALES. Cost of sales was $41,355,192, or 53.3% of sales, for the year ended December 31, 2003, compared to $27,361,610, or 51.7% of sales, for the year ended December 31, 2002. The decrease in the gross profit margin to 46.7% from 48.3% is primarily attributable to sub-optimal utilization of the Company's manufacturing capacity in the first quarter of 2003. A part of our capacity expansion, the Company's 6 Hollywood Court manufacturing facility underwent substantial reconfiguration resulting in downtime and unabsorbed labor costs and other overhead in the first quarter of 2003. All current manufacturing upgrades, relocations and additional equipment installations to this location are now complete, allowing the Company to resume normal manufacturing operations. However, the Company continues to face labor inefficiencies due to capacity constraints within the 6 Hollywood Court manufacturing facility. These inefficiencies also contributed to the decrease in gross profit margin. Finally, the 2003 product mix also contributed to the decline in gross profit margins.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 2003 were $10,696,864, compared to $7,754,153 for the year ended December 31, 2002. Our expenses increased by $2,942,711 for the year ended December 31, 2003 compared to the prior year. The increase is primarily due to increases in salaries and benefits, sales commissions, advertising and trade show expenses, and professional fees of approximately $667,000, $223,000, $1,389,000 and $663,000, respectively. As of
December 31, 2003, we had 38 full-time employees in selling, general and administrative positions compared to 35 full-time employees in similar positions at December 31, 2002. We expect to add additional employees in the future to support our anticipated sales growth.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 2003 were $11,212,418, compared to $6,944,952 for the year ended December 31, 2002. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. The increase of $4,267,466 is primarily due to an increase in laboratory supplies, milestone payments to raw material suppliers working in conjunction with us to develop new products and biostudies conducted by independent contract research organizations of approximately $282,000, $1,110,000 and $658,000, respectively. The balance of approximately $2,217,000 is due to increased activity in supporting a higher number of research projects. These support activities include quality assurance, stability testing and regulatory support. At this time approximately 40 quality and regulatory employees are providing the support function for the primary research and development activity. As of December 31, 2003, we had 16 new products pending approval with the FDA and expect to increase our research and development activities for a broad range of products over the next several months.

         OPERATING INCOME. Our operating income for the year ended December 31, 2003 increased by $3,427,235 to $14,296,641, compared to our operating income of $10,869,406 for the year ended December 31, 2002. The increase in operating income resulted from increased net sales and gross margins, which exceeded the greater operating expenses incurred to support our continued growth.

         OTHER INCOME (EXPENSE). Interest and financing expenses for the year ended December 31, 2003 were $543,849, compared to $517,723 for the year ended December 31, 2002. Other expenses also includes a $241,999 loss on early retirement of debt. Miscellaneous income of $388,755 for the year ended December 31, 2003 primarily consists of interest income from cash deposits resulting from the sale of common stock and the RxBazaar note receivable partially offset by miscellaneous expenses.

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

         Income tax expense for the year ended December 31, 2003 was $5,412,000 or $0.29 per diluted share and our effective tax rate was 38.9%. Because of our ability to use the net operating loss carryforwards, our income tax expense is primarily a non-cash expense. We do not expect to pay federal income taxes, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

         NET INCOME. We recorded net income of $8,487,548 for the year ended December 31, 2003, compared to net income of $23,445,940 for the year ended December 31, 2002. We recorded net income applicable to common stockholders of $8,212,989, or $0.56 per basic share, for the year ended December 31, 2003, compared to net income applicable to common stock of $22,964,797, or $1.98 per basic share, for the year ended December 31, 2002. Diluted earnings per share were $0.46 for the year ended December 31, 2003, compared to diluted earnings per share of $1.44 for the year ended December 31, 2002.

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

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 2002 were $7,754,153, compared to $5,909,245 for the year ended December 31, 2001. Expenses declined by $581,292 as a result of the February 2001 sale of Superior; however, the savings were offset by increased selling, general and administrative costs at our manufacturing facility. Excluding costs related to Superior, our expenses increased by $2,426,200 for the year ended December 31, 2002 compared to the prior year. The increase is primarily due to certain non-cash expenses, additional depreciation and amortization expense and an increase in sales and administrative personnel to support our growth. As of December 31, 2002, we had 35 full-time employees in selling, general and administrative positions compared to 19 full-time employees in similar positions at December 31, 2001.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 2002 were $6,944,952, compared to $2,352,666 for the year ended December 31, 2001. The increase in expenses relates to an increased rate of filings with the FDA for new product approvals. Costs of biostudies and outside assays, conducted by independent contract research organizations, for the year ended December 31, 2002 were approximately $587,000 and $2,388,000, compared to $218,000 and $924,000 for the year ended December 31, 2001, respectively. Costs of research and development supplies, equipment, and raw materials increased from approximately $229,000 for the year ended December 31, 2001 to approximately $1,449,000 for the year ended December 31, 2002. As of December 31, 2002, we had 16 new products pending approval with the FDA.

         OPERATING INCOME. Our operating income for the year ended December 31, 2002 increased by $12,070,526 to $10,869,406, compared to our operating loss of $(1,201,120) for the year ended December 31, 2001. The increase in operating income resulted from increased net sales and gross margins, which exceeded the greater operating expenses incurred to support our continued growth.

         OTHER INCOME (EXPENSE). Interest and financing expenses for the year ended December 31, 2002 were $517,723, compared to $1,077,100 for the year ended December 31, 2001. Our interest and financing expenses decreased by $559,377 as our senior secured debt was paid off and our senior subordinated debt was eliminated as a result of the February 23, 2001 sale of Superior. In addition, we paid off several other debt obligations during the year ended December 31, 2002. Partially offsetting these savings was additional interest incurred on our June 2002 borrowing of $2,300,000 and our October 2002 equipment credit facility of $4,000,000. Other expenses also includes a $1,993,403 increase to the RxBazaar note receivable reserve.

         INCOME TAXES. As of December 31, 2002, we had a net operating loss carryforward for federal income tax purposes of approximately $51.6 million. During the fourth quarter of 2002, management determined that it was more likely than not that these benefits would be realized in future periods prior to expiration of the carryforward period. Therefore, we recognized the related deferred tax asset for this and other temporary differences, which resulted in a net income tax benefit that increased net income by $15,130,000, or $0.93 per diluted share, for 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had working capital of $47,050,765, compared to working capital of $15,263,713 at December 31, 2002. Cash was $20,065,248 as of December 31, 2003, compared to $1,801,127 at December 31, 2002. The $31,787,052 increase in our working capital is primarily due to our net income of $8,487,548 for the year ended December 31, 2003 and net proceeds of $28,953,335 from our sale of common stock primarily offset by our additional investment of $11,042,935 in property, plant and equipment. We expect to make additional investments of approximately $15,000,000 in property and equipment in 2004. Most of the expected $15,000,000 in additional investments in 2004 will be made on our newly leased Cranbury manufacturing facility. Our new facility should allow us to expand our current manufacturing capabilities and alleviate certain current manufacturing constraints. In addition, the new facility should allow us to consolidate a portion of our existing operations upon expiration of current lease obligations, which should allow us to reduce manufacturing expenses in future periods. Accounts receivable was $8,626,023 and inventory was $16,602,608 at December 31, 2003. The accounts receivable allowance at December 31, 2003 includes allowances for customer chargebacks, rebates, returns, other pricing adjustments and doubtful accounts. Our allowance consists primarily of allowances stipulated by contracts with major drug wholesalers that are customary in the generic drug industry. We establish these allowances as we recognize the sales and monitor these allowances on an ongoing basis. To date, actual amounts have not differed materially from our estimates. Management expects accounts receivable and inventory will continue to increase over the near term as sales continue to increase. Our stated working capital, accounts receivable and inventory depend on various estimates and judgments of management. See "Critical Accounting Policies."

         During the year ended December 31, 2003, we sold 1,627,500 shares of common stock for gross proceeds of $30,922,500, converted $2,150,000 of unsecured notes payable into common stock, and borrowed an additional $11,589,422 under our existing equipment loan and revolving credit facility. During that time we paid off our equipment loan of $7,579,500 and paid down our revolving credit facility by $3,900,000, in addition to paying down certain other debt. The remaining proceeds from the issuance of common stock will be used to support our planned manufacturing investments, as stated above, and the expansion of our research and development activities over the next several quarters.

         During September 2003, our bank issued a letter of credit for $1,287,632 as a security deposit under a new lease agreement for the aforementioned Cranbury facility. Subsequent to year end, we entered into a new $20 million revolving credit agreement with our existing lender. This new revolver replaces the existing revolving credit facility of $10 million and terminates the existing equipment loan. The new revolver bears interest, at inception, at LIBOR plus 1.25% based upon our current leverage ratio. In addition, the new revolver is expandable to $30 million upon our request and the approval of the bank. The revolver expires March 2007.

         We used this new revolver to repay the entire outstanding principal balance under the old revolver of $3.0 million. In addition, we transferred the existing outstanding letter of credit to the new revolver. The amount available under our revolving credit agreement is reduced by the full amount of the letter of credit.

         A summary of our contractual obligations at December 31, 2003 is as follows:

                                                                                PAYMENTS DUE BY PERIOD
                                                   --------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                TOTAL            2004           2005-2006        2007-2008       AFTER 2008
-----------------------                            ------------     ------------     ------------     ------------     ------------
Debt Obligations                                   $  4,174,038     $    239,038     $  3,220,000     $    260,000     $    455,000
Operating Leases                                     15,223,439        1,270,915        2,738,660        2,575,264        8,638,600
                                                   ------------     ------------     ------------     ------------     ------------
             Total                                 $ 19,397,477     $  1,509,953     $  5,958,660     $  2,835,264     $  9,093,600
                                                   ============     ============     ============     ============     ============

         In addition to the contractual obligations listed in the above chart, at December 31, 2003 we had several open purchase orders for raw materials, supplies, and ongoing construction activities. We do not believe the open purchase orders were materially significant, either individually or in aggregate, and are a normal part of our daily operations.

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

         Other recent accounting pronouncements include FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Neither of these accounting pronouncements had an impact on our consolidated financial position, results of operations or cash flows.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

         We have been experiencing a period of rapid growth that has been placing a strain on our resources. Revenue from our operations for the year ended December 31, 2003 increased by 46.5% to $77,561,115. The number of our employees increased from 95 in March 2001 to 407 as of February 25, 2004. We anticipate that our revenues and business activities will continue to grow in 2004. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and our manufacturing processes and compliance programs, as well as the operational and administrative tasks associated with integrating new personnel and managing expanding operations. The challenges inherent in managing growth are significant. If we are unable to meet these challenges, we could experience a material adverse effect on the quality of our products, our ability to retain key personnel, our operating results and financial condition.

     IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL OR CONTINUE TO ATTRACT ADDITIONAL QUALIFIED PROFESSIONALS WE MAY BE UNABLE TO CARRY OUT OUR PLANS TO MAINTAIN OR EXPAND OUR BUSINESS.

         Our future success depends, to a significant degree, on the skill, experience and efforts of our chief executive officer and the other members of our senior management team. The loss of any member of our senior management team could have a material adverse effect on our business. Also, because of the nature of our business, our ability to develop new generic drug products and to compete with our current and future competitors depends to a large extent upon our ability to attract and retain qualified scientific, technical and professional personnel. The loss of key scientific, technical or professional personnel or our failure to recruit additional key personnel could materially and adversely affect our business. There is intense competition for qualified personnel in the areas of our activities, and we cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

     WE FACE INTENSE COMPETITION FROM OTHER MANUFACTURERS OF GENERIC DRUGS.

         In order to succeed in the generic drug business, we need to achieve a significant share of the market for each generic drug we market. The generic drug manufacturing and distribution business is highly competitive. We compete with several companies that are better capitalized than we are and that have financial and human resources significantly greater than ours. Because we manufacture generic drugs, our products, by their very nature, are chemically and biologically equivalent to the products of our larger and profitable competitors. Also, we believe that, as a rule, the first one or two companies to bring a generic alternative to the market will capture the highest market share for that product. We intend to compete by, among other things, being the first to market certain new generic drug products. These larger companies, with their greater resources, could bring products to market before us and could capture a significant share of the market at our expense, preventing us from executing this business strategy.

         Recently several foreign companies, primarily from Europe and India, have entered the U.S. generic market either by establishing manufacturing subsidiaries or by forming marketing alliances with U.S. generic companies. Foreign companies, especially those from India, enjoy lower manufacturing costs, labor costs and tax rates. They may also leverage these advantages over U.S. manufacturers through backward integration, by combining the research and development talent necessary to develop active drug ingredients with the ability efficiently to make the finished dosage products. The result is increased competition and downward pressure on prices. In certain cases, foreign companies' prices could become so low that competing U.S. companies could not profitably manufacture certain drugs and therefore be forced to discontinue the products. Almost all these companies also operate in less stringent patent and intellectual property protection environments and lead US companies in R&D timings. These factors are present in the US generic drug industry today and are likely to have continued increasing influence, resulting in intensified competition, lower prices and lower margins industry-wide over the next several years. We may seek opportunities to form an alliance with one or more foreign companies. Whether we would succeed in forming such an agreement, and the exact nature of any such arrangement, is unknown.

     OUR REVENUES AND GROSS PROFIT FROM INDIVIDUAL GENERIC DRUG PRODUCTS ARE LIKELY TO DECLINE AS COMPETING FIRMS INTRODUCE THEIR OWN GENERIC EQUIVALENTS.

         Revenues and gross profit derived from generic drug products tend to follow a pattern based on regulatory and competitive factors that we believe to be unique to the generic pharmaceutical industry. As patents or other exclusivity periods for brand name products expire, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for the product, the first manufacturer's market share and the price of the product will typically decline. Therefore, our revenues and gross profits from individual generic pharmaceutical products are likely to decline over time as a result of increased competition. We can give no assurance that we will be able to develop new generic drug products that we believe will be necessary to achieve sufficient gross profit margins.

     IN SOME CIRCUMSTANCES, WE MAY RETROACTIVELY REDUCE THE PRICE OF PRODUCTS THAT WE HAVE ALREADY SOLD TO CUSTOMERS BUT THAT HAVE NOT BEEN RESOLD BY SUCH CUSTOMERS.

         In some circumstances, we may issue to our customers credits for products that we previously sold to them but that have not been resold by them. These credits effectively constitute a retroactive reduction of the price of products already sold. We estimate and record reserves with respect to these potential credits based on historical experience, our observations of buying patterns and current pricing trends. Actual credits claimed by our customers could differ significantly from those estimates.

     OUR ABILITY TO DEVELOP LIQUID FORMULATIONS IS UNPROVEN.

         In November 2003, we acquired the assets of LiquiSource, Inc., a developer of liquid pharmaceutical products. We intend to use the LiquiSource assets to leverage our ongoing research and development efforts. We will seek opportunities to develop liquid formulations for solid and semi-solid dosage products that we currently manufacture. However, we have not previously developed or sold liquid formulations and we expect that it will be some time before we can bring any new liquid products to market. We can give no assurance that we will successfully integrate the LiquiSource business into our ongoing operations or that we will develop the ability to manufacture and sell liquid products on a profitable basis.

     WE ARE OBLIGATED TO ISSUE A LARGE NUMBER OF SHARES OF COMMON STOCK AT PRICES LOWER THAN MARKET VALUE.

         We are obligated to issue a large number of shares of common stock at prices below market value. Therefore, our common stock could lose value if a large number of these shares are issued into the market. As of February 25, 2004, 16,850,400 shares of common stock were issued and outstanding. We have issued options, warrants and preferred stock, that are exercisable for or convertible into shares of common stock. As of February 25, 2004, we were obligated to issue up to 999,388 additional shares of common stock upon the conversion of our Series Q convertible preferred stock. We have also reserved 2,340,385 shares of common stock for issuance pursuant to options and warrants granted to our employees, officers, directors, consultants and investors. The holders of these convertible securities likely would only exercise their rights to acquire common stock at times when the exercise price is lower than the price at which they could buy the common stock on the open market. Because we would likely receive less than current market price for any shares of common stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of common stock held by existing investors.

     CONVERSION OF OUTSTANDING SHARES OF CONVERTIBLE PREFERRED STOCK OR THE EXERCISE OF OTHER DERIVATIVE SECURITIES MAY REDUCE THE MARKET PRICE OF OUR OUTSTANDING COMMON STOCK.

         The conversion of outstanding shares of our Series Q Preferred Stock or the exercise of other derivative securities could depress the price of our common stock. Specifically, public resales of shares of our common stock following exercises or conversions of preferred stock or other derivative securities may depress the prevailing market price of our common stock. Even prior to the time of actual conversions of the preferred stock or exercises of derivative securities, the perception of a significant market "overhang" resulting from the existence of our obligation to honor such conversions and exercises could depress the market price of our common stock.

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

         o   sales of common stock;
         o developments or announcements with respect to industry standards, regulatory matters, patents or proprietary rights; and
         o   general economic and political conditions.

         During 2003, the market price of our common stock fluctuated between approximately $10.00 and approximately $25.32, and was approximately $18.17 on February 25, 2004. These broad market fluctuations could adversely affect the market value of our common stock in that, at the current price, any fluctuation in the dollar price per share could constitute a significant percentage decrease in the value of a stockholder's investment.

     WE MAY FACE PRODUCT LIABILITY FOR WHICH WE MAY NOT BE ADEQUATELY INSURED.

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

     INTENSE REGULATION BY GOVERNMENT AGENCIES MAY DELAY OUR EFFORTS TO COMMERCIALIZE OUR PROPOSED DRUG PRODUCTS.

         Our products and business activities are highly regulated, principally by the FDA, the U.S. Drug Enforcement Agency, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacturing, labeling, storage, recordkeeping, approval, advertising and promotion of our products. Also, some of our products contain narcotic ingredients. Regulations pertaining to the sale of such drugs may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits. If we are alleged to be out of compliance with applicable requirements, then we would face judicial and administrative sanctions, including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Any of these events could disrupt our business and our ability to supply products to our customers.

     WE DEPEND ON THIRD PARTIES TO SUPPLY THE RAW MATERIALS USED IN OUR PRODUCTS; ANY FAILURE TO OBTAIN A SUFFICIENT SUPPLY OF RAW MATERIALS FROM THESE SUPPLIERS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Before we can market any generic drug, we must first obtain FDA approval of our proposed drug and, also, of the active drug raw materials that we use. We rely on third parties to supply all raw materials used in our products. All of our third-party suppliers and contractors are subject to FDA and other regulatory oversight. In many instances, our FDA approvals cover only one source of raw materials. If raw materials from that approved supplier were to become unavailable, we would be required to file a supplement to our Abbreviated New Drug Application to use a different manufacturer and revalidate the manufacturing process using a new supplier's materials. This could cause a delay of several months in the manufacture of the drug involved and the consequent loss of potential revenue and market share.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not use any derivative financial instruments. All of our direct sales are in the United States and denominated in U.S. dollars. Our exposure to market risk for a change in interest rates relates primarily to our debt instruments. Our debt instruments, at December 31, 2003, are subject to variable interest rates, which float based upon a spread over LIBOR or U.S. bank prime rate, and fixed interest rates and principal payments. Management does not believe that any risk inherent in these instruments is likely to have a material effect on our financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our audited financial statements and related independent auditors' report are presented in the following pages. The financial statements filed in this Item 8 are as follows:

         Independent Auditors' Report......................................  24
         Financial Statements:
              Balance Sheets - December 31, 2003 and 2002..................  25
              Statements of Operations -Years Ended December 31, 2003,
                  2002 and 2001............................................  26
              Statements of Changes in Stockholders' Equity (Deficit) -
                  Years Ended December 31, 2003, 2002 and 2001............   27
              Statements of Cash Flows - Years Ended December 31, 2003,
                  2002 and 2001...........................................   28
         Notes to Financial Statements....................................   29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

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

         We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures and have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report. We have made no changes in our company's internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          INDEPENDENT AUDITOR'S REPORT





The Board of Directors and Stockholders
Able Laboratories, Inc.
South Plainfield, New Jersey



         We have audited the accompanying balance sheets of Able Laboratories, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Able Laboratories, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/WOLF & COMPANY, P.C.

Boston, Massachusetts
February 13, 2004

                             ABLE LABORATORIES, INC.
                                 BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                   ---------------------------------
                                                                                        2003               2002
                                                                                   --------------     --------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ................................................    $   20,065,248     $    1,801,127
     Accounts receivable, net of allowances of $24,007,583 and $13,054,246 ....         8,626,023          7,873,526
     Inventory ................................................................        16,602,608         12,903,939
     Deferred income tax asset ................................................         4,760,000          2,915,000
     Prepaid expenses and other current assets ................................         1,644,068            123,104
                                                                                   --------------     --------------
         Total current assets .................................................        51,697,947         25,616,696
                                                                                   --------------     --------------

Property and equipment, net ...................................................        18,953,744          9,932,523
                                                                                   --------------     --------------
Other assets:
     Debt financing costs, net of accumulated amortization ....................            91,708            168,206
     Cash deposits with bond trustee ..........................................           525,907            517,262
     Deferred income tax asset ................................................         9,709,000         14,725,000
     Goodwill .................................................................         3,904,094               --
     Deposits and other assets ................................................           481,755            168,414
                                                                                   --------------     --------------
         Total other assets ...................................................        14,712,464         15,578,882
                                                                                   --------------     --------------
                                                                                   $   85,364,155     $   51,128,101
                                                                                   ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable and current portion of long-term debt ......................    $      239,038     $      617,012
     Accounts payable .........................................................         3,293,168          6,896,359
     Accrued expenses .........................................................         1,114,976          2,839,612
                                                                                   --------------     --------------
         Total current liabilities ............................................         4,647,182         10,352,983
Long-term debt, less current portion ..........................................         3,935,000          6,083,343
                                                                                   --------------     --------------
         Total liabilities ....................................................         8,582,182         16,436,326
                                                                                   --------------     --------------
Commitments and contingencies

Stockholders' equity :
     Preferred stock, $.01 par value, 10,000,000 shares authorized, 17,025 and
       53,150 shares of Series Q outstanding (liquidation value $1,702,500 and
       $5,315,000)                                                                            171                532
     Common stock, $.01 par value, 25,000,000 shares authorized, 16,761,216 and
       12,554,206 shares issued and outstanding ...............................           167,611            125,542
     Additional paid-in capital ...............................................       116,060,210         82,423,790
     Accumulated deficit ......................................................       (39,295,941)       (47,783,489)
     Unearned stock-based compensation ........................................          (150,078)           (74,600)
                                                                                   --------------     --------------
         Total stockholders' equity ...........................................        76,781,973         34,691,775
                                                                                   --------------     --------------
                                                                                   $   85,364,155     $   51,128,101
                                                                                   ==============     ==============

                 See accompanying notes to financial statements.

                             ABLE LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                           2003             2002             2001
                                                       ------------     ------------     ------------
Sales, net                                             $ 77,561,115     $ 52,930,121     $ 19,594,231
Cost of sales                                            41,355,192       27,361,610       12,533,440
                                                       ------------     ------------     ------------
     Gross profit                                        36,205,923       25,568,511        7,060,791
                                                       ------------     ------------     ------------

Operating expenses:
     Selling, general and administrative                 10,696,864        7,754,153        5,909,245
     Research and development                            11,212,418        6,944,952        2,352,666
                                                       ------------     ------------     ------------
         Total operating expenses                        21,909,282       14,699,105        8,261,911
                                                       ------------     ------------     ------------

         Operating income (loss)                         14,296,641       10,869,406       (1,201,120)
                                                       ------------     ------------     ------------

Other income (expense):
     Loss on investment in RxBazaar                            --         (1,993,403)      (2,730,000)
     Loss on early retirement of debt                      (241,999)            --               --
     Interest and financing expense                        (543,849)        (517,723)      (1,077,100)
     Miscellaneous income (expense), net                    388,755          (42,340)         535,313
                                                       ------------     ------------     ------------
         Other income (expense), net                       (397,093)      (2,553,466)      (3,271,787)
                                                       ------------     ------------     ------------

Income (loss) before income taxes                        13,899,548        8,315,940       (4,472,907)
Income tax provision (benefit)                            5,412,000      (15,130,000)            --
                                                       ------------     ------------     ------------
         Net income (loss)                                8,487,548       23,445,940       (4,472,907)

Less returns to preferred stockholders:
     Beneficial conversion features                            --               --          8,536,886
     Dividends                                              274,559          481,143          523,138
                                                       ------------     ------------     ------------
Net income (loss) applicable to common stockholders    $  8,212,989     $ 22,964,797     $(13,532,931)
                                                       ============     ============     ============

Net income (loss) per share:
     Basic                                             $       0.56     $       1.98     $      (1.57)
                                                       ============     ============     ============
     Diluted                                           $       0.46     $       1.44     $      (1.57)
                                                       ============     ============     ============

Weighted average shares outstanding:
     Basic                                               14,709,040       11,587,905        8,629,371
                                                       ============     ============     ============
     Diluted                                             18,374,894       16,322,234        8,629,371
                                                       ============     ============     ============

                 See accompanying notes to financial statements.

                             ABLE LABORATORIES, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                          Preferred Stock                       Common Stock
                                                   -------------------------------     ------------------------------
                                                       Shares           Amount             Shares           Amount
                                                   -------------     -------------     -------------    -------------
Balance at December 31, 2000                              52,260     $         522         6,533,468    $      65,335
   Stock options and warrants exercised                     --                --              46,258              463
   Shares issued in private placements                    67,150               672         1,406,333           14,063
   Conversion and redemption of preferred stock          (98,700)             (987)        3,083,917           30,839
   Conversion of debt and accrued interest                  --                --              43,333              433
   Shares issued for investment securities                47,200               472              --               --
   Stock, options and warrants issued for                   --                --             188,667            1,887
   services
   Cash dividends on preferred stock                        --                --                --               --
   Net loss                                                 --                --                --               --
                                                   -------------     -------------     -------------    -------------

Balance at December 31, 2001                              67,910               679        11,301,976          113,020
   Stock options and warrants exercised                     --                --             686,067            6,860
   Conversion of preferred stock                         (14,760)             (147)          566,163            5,662
   Warrants issued with debt                                --                --                --               --
   Cash dividends on preferred stock                        --                --                --               --
   Stock-based compensation                                 --                --                --               --
   Amortization of unearned stock-based
     compensation                                           --                --                --               --
   Tax benefit on stock options                             --                --                --               --
   Net income                                               --                --                --               --
                                                   -------------     -------------     -------------    -------------

Balance at December 31, 2002                              53,150               532        12,554,206          125,542
   Stock options and warrants exercised                     --                --             332,834            3,328
   Shares issued in private placement                       --                --           1,627,500           16,275
   Conversion of preferred stock                         (36,125)             (361)        2,120,579           21,206
   Conversion of debt                                       --                --             126,097            1,260
   Cash dividends on preferred stock                        --                --                --               --
   Stock-based compensation                                 --                --                --               --
   Amortization of unearned stock-based
     compensation                                           --                --                --               --
   Tax benefit on stock options                             --                --                --               --
   Net income                                               --                --                --               --
                                                   -------------     -------------     -------------    -------------
Balance at December 31, 2003                              17,025     $         171        16,761,216    $     167,611
                                                   =============     =============     =============    =============

                                                                                         Unearned
                                                      Paid-In         Accumulated      Stock-Based
                                                      Capital           Deficit        Compensation          Total
                                                   -------------     -------------     -------------     -------------
Balance at December 31, 2000                       $  65,375,440     $ (66,756,522)    $        --       $  (1,315,225)
   Stock options and warrants exercised                      (63)             --                --                 400
   Shares issued in private placements                10,967,772              --                --          10,982,507
   Conversion and redemption of preferred stock       (2,223,271)             --                --          (2,193,419)
   Conversion of debt and accrued interest               114,567              --                --             115,000
   Shares issued for investment securities             4,719,528              --                --           4,720,000
   Stock, options and warrants issued for              1,240,549              --                --           1,242,436
   services
   Cash dividends on preferred stock                    (183,450)             --                --            (183,450)
   Net loss                                                 --          (4,472,907)             --          (4,472,907)
                                                   -------------     -------------     -------------     -------------

Balance at December 31, 2001                          80,011,072       (71,229,429)             --           8,895,342
   Stock options and warrants exercised                  277,591              --                --             284,451
   Conversion of preferred stock                          (5,515)             --                --                --
   Warrants issued with debt                             375,314              --                --             375,314
   Cash dividends on preferred stock                    (476,572)             --                --            (476,572)
   Stock-based compensation                              111,900              --            (111,900)             --
   Amortization of unearned stock-based
     compensation                                           --                --              37,300            37,300
   Tax benefit on stock options                        2,130,000              --                --           2,130,000
   Net income                                               --          23,445,940              --          23,445,940
                                                   -------------     -------------     -------------     -------------

Balance at December 31, 2002                          82,423,790       (47,783,489)          (74,600)       34,691,775
   Stock options and warrants exercised                  925,071              --                --             928,399
   Shares issued in private placement                 28,937,060              --                --          28,953,335
   Conversion of preferred stock                         (20,845)             --                --                --
   Conversion of debt                                  2,148,693              --                --           2,149,953
   Cash dividends on preferred stock                    (274,559)             --                --            (274,559)
   Stock-based compensation                              145,000              --            (145,000)             --
   Amortization of unearned stock-based
     compensation                                           --                --              69,522            69,522
   Tax benefit on stock options                        1,776,000              --                --           1,776,000
   Net income                                               --           8,487,548              --           8,487,548

                                                   -------------     -------------     -------------     -------------
Balance at December 31, 2003                       $ 116,060,210     ($ 39,295,941)    ($    150,078)    $  76,781,973
                                                   =============     =============     =============     =============

                 See accompanying notes to financial statements.

                             ABLE LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    2003             2002             2001
                                                                ------------     ------------     ------------
Cash flows from operating activities:
Net income (loss)                                               $  8,487,548     $ 23,445,940     $ (4,472,907)
Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Gain on settlement of put liability                                  --               --            (26,472)
   Deferred income tax expense (benefit)                           4,640,000      (15,880,000)            --
   State tax benefit for stock options                               307,000          370,000             --
   Loss on investment in RxBazaar                                       --          1,993,403        2,730,000
   Loss on early retirement of debt                                  241,999             --               --
   Stock, options and warrants issued for services                      --               --          1,242,436
   Amortization of unearned compensation                              69,522           37,300             --
   Depreciation and amortization                                   2,185,139        1,049,101          912,617
(Increase) decrease in operating assets:
   Accounts receivable                                              (752,497)      (3,227,323)      (4,710,139)
   Inventory                                                      (3,448,669)      (8,185,030)      (3,619,990)
   Prepaid expenses and other current assets                      (1,490,964)         660,378         (384,478)
   Deposits and other assets                                        (321,986)         (69,964)        (367,218)
Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses                          (5,278,912)       5,116,712        2,813,414
                                                                ------------     ------------     ------------
     Net cash provided by (used for) operating activities          4,638,180        5,310,517       (5,882,737)
                                                                ------------     ------------     ------------
Cash flows from investing activities:
   Purchase of property and equipment                            (11,042,935)      (6,376,122)      (1,549,946)
   Purchase of LiquiSource net assets                             (4,163,798)            --               --
   Purchase of RxBazaar note receivable                                 --         (2,250,000)            --
   Proceeds from sale of subsidiaries                                   --               --          4,800,000
   Proceeds from sale of investment in RxBazaar securities              --            950,000
                                                                ------------     ------------     ------------
     Net cash provided by (used for) investing activities        (15,206,733)      (8,626,122)       4,200,054
                                                                ------------     ------------     ------------
Cash flows from financing activities:
   Net proceeds from stock warrants and options                      928,399          284,451              400
   Net proceeds from private stock placements                     28,953,335             --         10,207,507
   Redemption of preferred stock                                        --               --         (2,193,419)
   Net proceeds from debt obligations                             11,589,422        5,246,745        1,645,000
   Payment of debt obligations                                   (12,226,146)      (1,143,974)      (1,235,966)
   Net change in line of credit                                         --               --         (5,959,405)
   Preferred stock dividends paid                                   (412,336)        (425,756)            --
                                                                ------------     ------------     ------------
     Net cash provided by financing activities                    28,832,674        3,961,466        2,464,117
                                                                ------------     ------------     ------------
Net change in cash and cash equivalents                           18,264,121          645,861          781,434
Cash and cash equivalents at beginning of year                     1,801,127        1,155,266          373,832
                                                                ------------     ------------     ------------
Cash and cash equivalents at end of year                        $ 20,065,248     $  1,801,127     $  1,155,266
                                                                ============     ============     ============

Supplemental cash flow information:
   Interest paid                                                $    456,970     $    414,988     $    850,478
   Income taxes paid                                                 770,500          137,976             --
   Conversion of debt and accrued interest into common stock       2,149,953             --            115,000
   Conversion of debt into preferred stock                              --               --            775,000
   Preferred stock issued for investment securities                     --               --          4,720,000
   Conversion of put liability to notes payable                         --               --            750,000

Additional cash flow information is included in Notes 2 and 6.

                 See accompanying notes to financial statements.

                             ABLE LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

         The financial statements include the accounts of Able Laboratories, Inc. ("Able"), which is engaged in the development, manufacture and sale of generic pharmaceuticals. On February 23, 2001, we completed the sale of our former subsidiary, Superior Pharmaceutical Company to RxBazaar, Inc. (see Note
2). On May 18, 2001, we merged our wholly-owned subsidiary, Able Laboratories, Inc., into our parent company, DynaGen, Inc. and changed DynaGen's name to Able Laboratories, Inc. In 2001, all significant inter-company balances and transactions were eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

         ALLOWANCES FOR RETURNS AND PRICE ADJUSTMENTS. Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, rights of return, pricing adjustments and other allowances. Based on our agreements and contracts with our customers, we calculate allowances for these items when we recognize revenue and we book the allowances as reserves against accounts receivable. Chargebacks, primarily from wholesalers, are the most significant of these items. They result from arrangements we have with customers establishing prices for products for which the customers independently select a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the end customer's contract price, which is lower. We credit the wholesaler for purchases by end customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers. We base these reserves primarily on our contractual arrangements and, to a lesser extent, historical chargeback experience. We continually monitor the wholesaler inventory levels and the corresponding reserves and compensate for contractual changes, giving consideration to our observations of current pricing trends and we make adjustments to our provisions for chargebacks and similar items when we believe that the actual credits will differ from our original provisions.

         Consistent with industry practice, we maintain a policy that allows our customers to return product. Our estimate of the provision for returns is based upon our historical experience with actual returns.

         Price adjustments, also referred to as "shelf stock adjustments" are credits issued to reflect decreases in the selling prices of our products which our customer has remaining in its inventory at the time of the price reduction. Decreases in our selling prices are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We have historically provided financial terms to customers in accordance with what management views as industry norms. Financial terms, for credit-approved customers, are generally on a net 30-60 day basis, though most customers are entitled to a prompt payment discount. Management periodically and regularly reviews customer account activity in order to assess the adequacy of allowances for doubtful accounts, considering factors such as economic conditions and each customer's payment history and creditworthiness. If the financial condition of our customers were to deteriorate, or if they were otherwise unable to make payments in accordance with management's expectations, we might have to increase our allowance for doubtful accounts.

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

DEBT FINANCING COSTS

         Debt financing costs are being amortized on a straight-line basis over the term of the debt. The related amortization expense for 2003, 2002 and 2001 was $11,136, $14,400 and $220,178, respectively.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

         We continually evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may require revision or that the remaining net book value may not be recoverable. When factors indicate that an asset may be impaired, we use various methods to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the estimated fair value of the asset. Any impairment amount is charged to operations.

         Goodwill is evaluated using a two-step impairment process, which we perform annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment while the second step, if necessary, measures the impairment. We have elected to perform the required annual impairment test of our goodwill on the first day of our fiscal fourth quarter.

REVENUE RECOGNITION

         Revenues from product sales are principally recognized when products are shipped and in certain cases revenues are recognized when shipments are received by customers. Revenues from sales may be subject to agreements allowing chargebacks, rebates, rights of return and other allowances. We provide allowances for potential uncollectible accounts, chargebacks, rebates, returns and other allowances. Allowances for chargebacks, rebates, returns and other allowances are established concurrently with the recognition of revenue.

         Shipping and handling fees billed to customers are recognized in net sales. Shipping and handling costs we incur are included in cost of sales.

ADVERTISING COSTS

         Advertising costs are charged to expense when incurred. Advertising expense for 2003, 2002 and 2001 was $1,390,889, $113,603 and $424,889,
respectively.

INCOME TAXES

         Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted income tax rates expected to be in effect when the taxes are actually paid or recovered. A deferred tax asset is also recorded for net operating loss, capital loss and tax credit carryforwards to the extent their realization is more likely than not. Generally, the deferred tax benefit or expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

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

         At December 31, 2003, we had two stock-based compensation plans and stock options issued outside of the plans, which are described more fully in
Note 10. We apply APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, our net income
(loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                             Years Ended December 31,
                                                                 ----------------------------------------------
                                                                     2003               2002              2001
                                                                 ------------     ------------     ------------
Net income (loss) as reported                                    $  8,487,548     $ 23,445,940     $ (4,472,907)
Add stock-based compensation under APB No. 25                          69,522           37,300          269,403
Deduct stock-based compensation under SFAS No. 123                   (957,330)        (366,910)      (1,500,868)
                                                                 ------------     ------------     ------------
Pro forma net income (loss)                                         7,599,740       23,116,330       (5,704,372)
Less returns to preferred stockholders                                274,559          481,143        9,060,024
                                                                 ------------     ------------     ------------
Pro forma net income (loss) applicable to common
  stockholders                                                   $  7,325,181     $ 22,635,187     $(14,764,396)
                                                                 ============     ============     ============
Net income (loss) per share:
      Basic - as reported                                        $       0.56     $       1.98     $      (1.57)
                                                                 ============     ============     ============
      Basic - Pro forma                                          $       0.50     $       1.95     $      (1.71)
                                                                 ============     ============     ============
      Diluted - as reported                                      $       0.46     $       1.44     $      (1.57)
                                                                 ============     ============     ============
      Diluted - Pro forma                                        $       0.41     $       1.42     $      (1.71)
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

         For 2001, options, warrants and convertible securities were anti-dilutive and excluded from the diluted earnings per share computations.

COMPREHENSIVE INCOME

         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no other items of comprehensive income during 2003, 2002 and 2001.

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

         Other recent accounting pronouncements include FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses when a company should include in its financial statements the assets, liabilities and activities of another entity and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Neither of these accounting pronouncements had an impact on our consolidated financial position, results of operations or cash flows.

2.       BUSINESS ACQUISITION AND DISPOSITION

         ACQUISITION OF LIQUISOURCE, INC.

         On November 17, 2003, we acquired substantially all the net assets of LiquiSource, Inc. for cash of $4,163,798. LiquiSource was a privately held developer and manufacturer of prescription generic liquid pharmaceuticals. The acquisition has been accounted for as a purchase and the results of operations of LiquiSource have been included in our financial statements since the date of acquisition. We acquired inventory of $250,000, property and equipment of $68,565 and other assets totaling $30,000, net of accounts payable and accrued expenses of $88,861. We recorded goodwill of $3,904,094 for the excess of the purchase price over the net assets acquired, which includes acquisition costs of $45,209. Goodwill will not be amortized but will be tested at least annually for impairment. For income tax purposes, we expect the full amount of the goodwill to be deductible over its fifteen-year amortization period.

         Unaudited pro forma operating results, assuming the acquisition of LiquiSource had been made as of the beginning of 2002, are as follows:

                                                                    Unaudited
                                                         ------------------------------
                                                             Year Ended December 31,
                                                         ------------------------------
                                                             2003              2002
                                                         ------------      ------------
         Sales, net                                      $ 79,488,499      $ 53,541,999
                                                         ============      ============
         Net income applicable to common stockholders    $  8,659,385      $ 23,004,518
                                                         ============      ============
         Net income per share:
                  Basic                                  $       0.59      $       1.99
                                                         ============      ============
                  Diluted                                $       0.49      $       1.44
                                                         ============      ============

         SUPERIOR PHARMACEUTICAL COMPANY

         On June 18, 1997, we acquired Superior Pharmaceutical Company ("Superior"). The acquisition was accounted for as a purchase and we allocated a portion of the purchase price to customer lists, which was being amortized on a straight-line basis over five years. Amortization of customer lists amounted to $128,218 for 2001.

         On October 20, 2000, we entered into an agreement to sell Superior to RxBazaar, Inc. ("RxBazaar"). RxBazaar was founded in October 1999 by two of our directors and others. As of December 31, 2000, we owned 1,700,000 shares of RxBazaar's common stock which we received for services. In addition, RxBazaar issued us a five year warrant to purchase 1,200,000 shares of common stock at $2.50 per share in September 2000 for services. We did not record any income on receipt of these securities.

         On February 23, 2001, we sold Superior to RxBazaar for a cash payment of $4,000,000 and the assumption by RxBazaar of our existing 13.5% senior subordinated debt in the amount of $2,248,875. We remained liable for the debt as a guarantor and we issued contingent stock purchase warrants to the debt holders. The warrants would have allowed the debt holders to purchase 166,667 shares of our common stock at $.15 per share if the debt was still outstanding on June 17, 2002. In connection with the sale of Superior, we sold accounts receivable of $3,572,730, inventory of $4,790,316, property and equipment of $191,715 and miscellaneous assets totaling $391,387 net of accounts payable and accrued expenses of $4,596,654. We deferred the gain of $1,296,597 on the sale due to our continuing ownership interest in RxBazaar and our guarantee of the debt.

         In February and March 2001, we received $4,700,000 of RxBazaar Series A Preferred stock plus accrued dividends of $20,000 in exchange for our Series O Preferred Stock (see Note 10). RxBazaar redeemed $l,000,000 of this Series A Preferred Stock for $950,000 in February 2001. As of December 31, 2001, we owned 1,700,000 shares or approximately 7% of RxBazaar's common stock and $3,700,000 of RxBazaar's Series A Preferred Stock. As of December 31, 2001, we recorded a loss of $2,680,000 on our investment in RxBazaar as a result of our impairment analysis.

         On June 14, 2002, we purchased the senior subordinated debt of RxBazaar for $2,250,000 and the contingent stock purchase warrants were cancelled. In addition, we applied $1,040,000 of the deferred gain against the carrying value of our investment in RxBazaar securities and the $256,597 balance of the deferred gain was applied to the carrying value of the $2,250,000 notes receivable from RxBazaar. The notes mature on June 17, 2004, bear interest at 13.5% payable monthly, are secured by a second lien on substantially all assets of RxBazaar and are subject to an inter-creditor agreement with RxBazaar's asset-based lender. We have the right to convert the notes into common stock of RxBazaar at the current market value of RxBazaar's common stock. Interest income on the notes for 2003 and 2002 was $303,750 and $166,219, respectively. RxBazaar is current with its interest payments on this obligation but is in default of certain loan covenants. Due to RxBazaar's financial condition at December 31, 2002, management increased its reserve for the notes receivable to cover the full carrying value of the notes, resulting in a $1,993,403 charge to income.

         On July 26, 2002, RxBazaar completed a merger with a "public shell" company, that is, a company that did not conduct operations but which had completed a public offering under the Securities Act. As a result of RxBazaar's merger and related reverse stock split, the 1,700,000 shares of RxBazaar common stock held by us were converted into 238,000 shares of RxBazaar common stock and our investment in RxBazaar Series A Preferred stock is now convertible into 345,333 shares of RxBazaar common stock. Our warrant to purchase 1,200,000 shares was converted into the right to purchase 168,000 shares at $17.86 per share.

         In addition, in September 2002, we received 239,841 shares of RxBazaar common stock in payment of $479,682 in accrued dividends on the Series A Preferred stock. We are entitled to receive additional shares of common stock if we receive less than $479,682 in proceeds on the sale of the 239,841 dividend shares. After we receive $479,682 in proceeds from the sale of dividend shares, any unsold dividend shares will be returned to RxBazaar. We have waived our rights to future dividends on the Series A Preferred stock in exchange for RxBazaar agreeing to register the dividend shares, the common stock held by us and the common stock issuable on conversion of the Series A Preferred. The RxBazaar registration statement was declared effective on September 30, 2002. We did not record any income on receipt of the dividend shares due to the uncertainty of our ability to realize any benefit from these shares as there is currently no active trading market for RxBazaar's common stock.

         We have agreed that we will not convert any securities into shares of RxBazaar common stock, if, immediately after such conversion, we would own more than 4.9% of the issued and outstanding common stock of RxBazaar.

         A summary of Superior's historical condensed results of operations included in the accompanying consolidated financial statements for the period ended February 23, 2001 is as follows:

         Sales, net                                     $  3,067,567
         Cost of sales                                     2,812,726
                                                        ------------
                Gross profit                                 254,841
         Selling, general and administrative expense         581,292
                                                        ------------
                Operating loss                              (326,451)
         Miscellaneous income                                    120
                                                        ------------
                Net loss                                $   (326,331)
                                                        ============
         Net loss per share - basic                     $      (0.04)
                                                        ============


3.       ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                                  December 31,
                                                         -----------------------------
                                                             2003             2002
                                                         ------------     ------------
         Accounts receivable                             $ 32,633,606     $ 20,927,772
         Allowances for returns and price adjustments     (24,003,684)     (12,412,541)
         Allowance for doubtful accounts                       (3,899)        (641,705)
                                                         ------------     ------------

                Accounts receivable, net                 $  8,626,023     $  7,873,526
                                                         ============     ============

         A summary of the activity in accounts receivable allowances is as follows:

                                                             Returns and
                                                                Price          Doubtful          Total
                                                             Adjustments       Accounts        Allowances
                                                            ------------     ------------     ------------
         Balance at December 31, 2000                       $       --       $    485,068     $    485,068
              Additions charged to net sales                  19,806,388             --         19,806,388
              Additions charged to operating expenses               --            192,953          192,953
              Deductions allowed to customers                (11,840,151)            --        (11,840,151)
              Writeoff of uncollectible accounts                    --           (527,436)        (527,436)
                                                            ------------     ------------     ------------

         Balance at December 31, 2001                          7,966,237          150,585        8,116,822
              Additions charged to net sales                  56,097,504             --         56,097,504
              Additions charged to operating expenses               --            491,120          491,120
              Deductions allowed to customers                (51,651,200)            --        (51,651,200)
              Writeoff of uncollectible accounts                    --               --               --
                                                            ------------     ------------     ------------

         Balance at December 31, 2002                         12,412,541          641,705       13,054,246
              Additions charged to net sales                  95,914,875             --         95,914,875
              Additions charged (recoveries credited) to
                 operating expenses                                 --            (89,805)         (89,805)
              Deductions allowed to customers                (84,323,732)            --        (84,323,732)
              Writeoff of uncollectible accounts                    --           (548,001)        (548,001)
                                                            ------------     ------------     ------------
         Balance at December 31, 2003                       $ 24,003,684     $      3,899     $ 24,007,583
                                                            ============     ============     ============

4.       INVENTORY

         Inventory consists of the following:

                                                        December 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
         Raw materials                          $  9,247,553    $  8,623,114
         Work-in-progress                          2,153,363       1,549,239
         Finished goods                            5,201,692       2,731,586
                                                ------------    ------------
                                                $ 16,602,608    $ 12,903,939
                                                ============    ============


5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                   December 31,
                                                           -----------------------------      Estimated
                                                               2003             2002         Useful Lives
                                                           ------------     ------------     ------------
         Machinery and equipment                           $ 10,671,907     $  6,962,823       3-10 years
         Furniture, fixtures and computers                    1,678,832          869,227        1-7 years
         Building and leasehold improvements                  9,107,877        4,190,768       1-10 years
         Land                                                   561,000             --
         Construction in process                              1,535,981          421,279
                                                           ------------     ------------
                                                             23,555,597       12,444,097
         Less accumulated depreciation and amortization      (4,601,853)      (2,511,574)
                                                           ------------     ------------
                                                           $ 18,953,744     $  9,932,523
                                                           ============     ============

         Depreciation and amortization expense for 2003, 2002 and 2001 was $2,090,279, $939,110 and $564,221, respectively.

6.       DEBT

         Debt consists of the following:

                                                                   December 31,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
         Equipment loans and revolving credit agreement    $  3,000,000    $  2,890,078
         NJEDA bonds                                          1,030,000       1,790,000
         Unsecured notes payable, net of discount               144,038       2,020,277
                                                           ------------    ------------
                Total                                         4,174,038       6,700,355
         Less current portion                                   239,038         617,012
                                                           ------------    ------------
                Long-term debt                             $  3,935,000    $  6,083,343
                                                           ============    ============

         BRIDGE LOANS

         In July 2001, we issued $775,000 in 8% convertible subordinated secured notes to several investors as part of a bridge financing. A director, who is Able's president, and the former Chairman of the Board of Directors, each advanced $250,000 to us in this transaction. In August 2001, the notes were converted into Series Q Preferred Stock (see Note 10).

         EQUIPMENT LOANS AND REVOLVING CREDIT AGREEMENT

         On February 16, 2001, we borrowed $770,000 in an equipment financing transaction. The borrowed amount was payable over a five-year term at an interest rate of 15%. Interest expense for 2002 and 2001 was $76,216 and $86,625, respectively. In October 2002, we repaid the loan.

         In October 2002, we entered into a $4,000,000 equipment loan agreement with a commercial bank. On February 24, 2003, we entered into a new $4,000,000 revolving credit agreement and increased the equipment loan to $5,800,000 by amending the existing loan agreement. In early April 2003, we increased the amount available under our revolving credit agreement from $4,000,000 to $5,900,000. In addition, later in April, we increased the amount available under our revolving credit agreement from $5,900,000 to $10,000,000 (see Note 9) and increased the amount available under our equipment loan from $5,800,000 to $10,000,000.

         The equipment loan and revolver are secured by substantially all of our assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loans are subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a current ratio. We were in compliance with these covenants at December 31, 2003. In July 2003, we repaid the equipment loan in full. The revolver currently bears interest at 2.64% at December 31, 2003 (LIBOR plus 1.5% based upon our current leverage ratio), requires no monthly principal payments and matures in June 2005. Interest expense for 2003 and 2002 was $211,930 and $23,803, respectively.

         Subsequent to year end, we entered into a new $20 million revolving credit agreement with our existing lender. This new revolver replaces the existing revolving credit facility of $10 million and terminates the existing equipment loan. The new revolver bears interest, at inception, at LIBOR plus 1.25% based upon our current leverage ratio. In addition, the new revolver is expandable to $30 million upon our request and the approval of the bank. The revolver expires March 2007.

         The revolver is secured by substantially all of our assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loans are subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a current ratio.

         We used this new revolver to repay the entire outstanding principal balance under the old revolver of $3.0 million. In addition, we transferred the existing outstanding letter of credit to the new revolver (see note 9).

         NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY BONDS

         On June 23, 1999, we completed an Industrial Development Revenue Bond offering issued by the New Jersey Economic Development Authority. The bonds consist of series 1999A $1,700,000, 8% non-taxable and series 1999B $300,000, 8.25% taxable. Series 1999A bonds will mature in 15 years and series 1999B bonds will mature in 4 years. Interest expense for 2003, 2002 and 2001 was $105,594, $147,121 and $163,691, respectively. The total cost of the bond issue was $216,140 and the net proceeds were used for the acquisition, installation and commissioning of equipment and machinery. The bond cost is being amortized over 15 years. Amortization expense for 2003, 2002 and 2001 was $11,136, $14,400 and $14,400, respectively. In May 2003, we repurchased $670,000 of outstanding bonds for $656,600 upon completion of a tender offer. We recorded a loss on early retirement of debt of $51,962 after the write-off of $65,362 of deferred debt financing costs. At December 31, 2003, maturities of the bonds are as follows:
$95,000 in 2004, $105,000 in 2005, $115,000 in 2006, $125,000 in 2007, $135,000
in 2008 and $455,000 thereafter. The Series 1999A bonds are subject to redemption at our option at 102% on June 1, 2004, at 101% on June 1, 2005, and thereafter at 100%.

         In connection with these bonds, we entered into various agreements with the New Jersey Economic Development Authority and the bondholders, including an escrow agreement pursuant to which we have deposited amounts intended to cover our obligations under the bond indenture. These amounts are included in other assets.

         WORKING CAPITAL LOAN

         We had a revolving loan agreement with a bank based upon eligible accounts receivable and inventory. This loan was paid off on February 23, 2001 in connection with of the sale of Superior (see Note 2). Interest expense for 2001 was $136,926, amortization of deferred expenses was $42,439 and early termination fees were $120,000.

         SENIOR SUBORDINATED DEBT AND WARRANT PUT LIABILITY

         In June 1997, we obtained senior subordinated debt financing of $3,000,000 bearing interest at 13.5% payable monthly. The principal was payable upon maturity at the end of five years. In 1999, we converted $750,000 of this debt into 10,000 shares of Series L Preferred Stock. We also issued warrants to purchase 2,667 shares of common stock at $1.50 per share exercisable for five years to the investors. These warrants were subject to put features that allowed the holders to sell two-thirds of the warrants to us after three years for $667,000 and all of the warrants after five years for $1,500,000. We were accruing the put value of the warrants to their redemption amounts over their respective terms. In connection with the sale of Superior on February 23, 2001, the senior subordinated debt was assumed by RxBazaar, and we settled the warrant put liability obligation by paying $300,000 and issuing $750,000 of 13.5% notes payable maturing February 2002. Interest expense on the debt and the put notes for 2002 and 2001 was $6,079 and $112,034, respectively.

         UNSECURED NOTES PAYABLE

         In June 2002, we borrowed $2,300,000 from existing institutional and accredited investors, including certain officers of Able and RxBazaar, all of whom are related parties. The unsecured notes mature on June 14, 2004 and bear interest at 12% payable monthly. We also issued immediately exercisable three-year warrants to purchase 170,200 shares of common stock at $5.10 per share to the investors. Proceeds of $375,314 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount was reflected as a discount against the notes payable and is being amortized, as a component of interest expense, over the life of the notes. Proceeds of this financing were used to purchase the 13.5% senior subordinated notes receivable from RxBazaar. In June 2003, we converted $2,150,000 of notes into 126,097 shares of common stock at $17.05 per share, the fair value of the stock on the transaction date, and repaid $47 of notes in cash. We also wrote off $190,037 of unamortized discount on the notes as a loss on early retirement of debt. Interest expense for 2003 and 2002 was $128,870 and $150,267, respectively. Discount amortization for 2003 and 2002 was $83,724 and $95,591, respectively.

7.       INCOME TAXES

         There was no provision or benefit for income taxes for 2001, due to our net operating losses and a valuation reserve on the deferred income tax asset. In 2002, we recorded an income tax benefit due to our assessment that it is more likely than not that deferred tax assets (resulting primarily from net operating losses) would be realized in the future. Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                  Years Ended December 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------
         Current tax provision:
             Federal                           $    142,000    $       --
             State                                  630,000         750,000
                                               ------------    ------------
                  Total current                     772,000         750,000
                                               ------------    ------------
         Deferred tax provision (benefit):
             Federal                              4,333,000     (15,850,000)
             State                                  307,000         (30,000)
                                               ------------    ------------
                  Total deferred                  4,640,000     (15,880,000)
                                               ------------    ------------
                  Total provision (benefit)    $  5,412,000    $(15,130,000)
                                               ============    ============

         The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                              Years Ended December 31,
                                                        -----------------------------------
                                                          2003         2002          2001
                                                        --------     --------      --------
         Statutory rate                                     34.0%        34.0%        (34.0)%
         Increase (decrease) resulting from:
             Change in valuation reserve                    --         (202.0)         34.0
             State taxes, net of federal tax benefit         4.4          6.0          --
             Rate differential and other, net                0.5        (19.9)         --
                                                        --------     --------      --------
         Effective tax rates                                38.9%      (181.9)%         0.0%
                                                        ========     ========      ========

         The components of the net deferred tax asset are as follows:

                                                         December 31,
                                                -----------------------------
                                                    2003             2002
                                                ------------     ------------
         Deferred tax asset:
              Federal                           $ 19,451,000     $ 22,630,000
              State                                1,784,000        1,930,000
                                                ------------     ------------
                                                  21,235,000       24,560,000
              Valuation reserve                   (6,766,000)      (6,920,000)
                                                ------------     ------------
              Net deferred tax asset            $ 14,469,000     $ 17,640,000
                                                ============     ============

         The current portion of the deferred tax asset includes the benefit for the utilization of a portion of the net operating loss carryforwards and other current temporary differences. The valuation reserve is allocated between the current and non-current classifications pro-rata based upon when the underlying temporary differences are expected to reverse.

         The following differences give rise to deferred income taxes:

                                                                     December 31,
                                                            -----------------------------
                                                                2003             2002
                                                            ------------     ------------
         Net operating loss carryforward                    $ 16,205,000     $ 18,425,000
         Capital loss carryforward                             3,040,000        3,190,000
         Research and investment tax credit carryforward         580,000          635,000
         Other, net                                            1,410,000        2,310,000
                                                            ------------     ------------
                                                              21,235,000       24,560,000
         Valuation reserve                                    (6,766,000)      (6,920,000)
                                                            ------------     ------------
         Net deferred tax asset                             $ 14,469,000     $ 17,640,000
                                                            ============     ============


         There was no significant change to the valuation reserve in 2003.

         As of December 31, 2003, we have the following tax carryforwards:

                                             Net Operating Losses    Federal
                                             --------------------      Tax
                                             Federal      State      Credits
                                             --------    --------    --------
                                                      (In thousands)
         December 31, 2004                   $   --      $   --      $     31
         December 31, 2005                       --            67          20
         December 31, 2006                       --         2,981         100
         December 31, 2007                       --         2,689         170
         December 31, 2008                       --         3,403         138
         December 31, 2009                      2,413       3,118         121
         December 31, 2010                      5,162       3,462        --
         December 31, 2011                      4,446        --          --
         December 31, 2017                     10,783        --          --
         December 31, 2018                      5,862        --          --
         December 31, 2019                      6,349        --          --
         December 31, 2020                      7,534        --          --
         December 31, 2021                      2,630        --          --
                                             --------    --------    --------
                  Total                      $ 45,179    $ 15,720    $    580
                                             ========    ========    ========

         In addition, we have alternative minimum tax credit carryforwards of approximately $142,000 at December 31, 2003.

         Use of net operating loss and tax credit carryforwards may be subject, in future periods, to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code. The capital loss carryforward of approximately $7,920,000 expires on December 31, 2006. We determined that the future utilization of the state net operating loss, the capital loss carryforwards and the tax credits is less than "more likely than not" and therefore a substantial portion of the valuation reserve has been allocated to these items.

8.       RELATED PARTY TRANSACTIONS

         Subsequent to the sale of Superior to RxBazaar (see Note 2), we continued to sell products to RxBazaar. Net sales to RxBazaar were approximately $6,658,000, or 34% of net sales, for 2001. Net sales to RxBazaar were approximately $506,000, or 1% of net sales, for 2002. Net sales to RxBazaar were approximately $679,000, or 1% of net sales, for 2003.

9.       COMMITMENTS AND CONTINGENCIES

         LEASE AGREEMENTS

         We lease offices and warehouse facilities under operating leases expiring in various years through September 16, 2015 that require us to pay certain costs such as maintenance and insurance. The following is a schedule of future minimum lease payments for all operating leases (with initial or remaining terms in excess of one year) as of December 31, 2003:

         Years Ending December 31,                                Amount
         -------------------------                            -------------
         2004                                                 $   1,270,915
         2005                                                     1,451,028
         2006                                                     1,287,632
         2007                                                     1,287,632
         2008                                                     1,287,632
         Thereafter                                               8,638,600
                                                               ------------
         Total minimum future lease payments                   $ 15,223,439
                                                               ============

         Rent expense, net of subleases for 2003, 2002 and 2001, was $812,320, $572,631 and $417,707, respectively.

         LETTER OF CREDIT

         During September 2003, our bank issued a letter of credit for $1,287,632 as a security deposit under a new lease agreement. The letter of credit will expire in September 2004, at which time we have the option to post a new letter of credit or provide a cash deposit. The amount available under our revolving credit agreement (see Note 6) is reduced by the full amount of the letter of credit.

         EMPLOYMENT AGREEMENTS

         As of December 31, 2003, we have employment agreements with certain of our officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Compensation Committee.

         CONTINGENCIES

         Legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our financial position or results of operations.

10.      PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

         PREFERRED STOCK

         The Series B had a stated dividend of $7.00 per share per annum. The Series B was converted into common stock at discounted percentages of the effective price decreasing from 80% to 75% over time. During 2001, the balance of 400 shares was converted into 15,486 shares of common stock.

         In March 1998, we issued 10,500 shares of Series E and 1,500 shares of Series F in connection with our acquisition of Generic Distributors, Inc. The Series E and F were convertible into common stock at the market price on the date of conversion. On March 14, 2001, pursuant to a settlement agreement, we agreed to issue 207,333 shares of common stock and pay $105,000 in cash in settlement of the Series E and Series F.

         In 1998, we sold 19,000 shares of Series H for $1,900,000. The Series H was convertible after twelve months into common stock at 67% of the average closing bid price for the preceding five days. During 2001, the balance of 650 shares was converted into 23,347 shares of common stock.

         In 1999, we received $2,000,000 from the issuance of 20,000 shares of Series K. The Series K was convertible into common stock at 80% of the average price for the three days preceding conversion. The conversion price decreased to 75% and then to 70% over time. During 2001, the balance of 6,500 shares was converted into 349,360 shares of common stock.

         In November 1999, we issued 10,000 shares of Series L in exchange for the cancellation of $750,000 of senior subordinated debt. The Series L was convertible into common stock at the average of the closing bid price for the three trading days prior to conversion and accrued dividends at the rate of 13.5% per annum. In January 2002, the balance of Series L was converted into 96,556 shares of common stock.

         During July 2000, we issued 25,600 shares of Series M for gross proceeds of $2,560,000. The Series M carried a dividend of 4% and was convertible into common stock at 80% of the average of the three lowest prices per share during the five trading days prior to conversion. During 2001, the balance of 12,850 shares was converted into 562,357 shares of common stock.

         On November 2, 2000, we issued 13,000 shares of Series N for gross proceeds of $1,300,000. The Series N did not carry a dividend and was convertible into common stock at 80% of the five day average price per share preceding the conversion if the conversion occurred between sixty-one days and one hundred and twenty-one days after the issue date. This conversion price decreased to 75% if conversion occurred after one hundred and twenty-one days. During 2001, 12,950 shares of Series N were converted into 425,328 shares of common stock. In December 2001, we redeemed 50 shares of Series N for $6,666.

         On February 15, 2001, we entered into an agreement with equity investors of RxBazaar. The agreement gave the RxBazaar investors the right to exchange shares of RxBazaar's Series A Preferred Stock for shares of our Series
O. On February 22, 2001, an investor converted $1,000,000 of Series A Preferred Stock into $1,000,000 of Series O. In March 2001, the investors exchanged the remaining $3,700,000 of Series A Preferred Stock plus accrued dividends for $3,720,000 of Series O.

         The Series O carried an 8% dividend and was convertible to common stock at the lesser of $5.25 per share or 75% of the average of the three lowest per share prices in the ten trading days prior to conversion during the first 149 days and 70% on or after 150 days. In June 2001, we received an additional $250,000 from the sale of 2,500 shares of Series O. During 2001, 34,122 shares of Series O were converted into 1,407,372 shares of common stock. In December 2001, we redeemed 15,578 shares of Series O for $2,081,752.

         In May and June 2001, we received $350,000 from the sale of 3,500 shares of Series P. The Series P was convertible after six months at 80% of the average of the three-day closing bid price prior to conversion. The Series P did not carry any dividend. During 2001, the 3,500 shares were converted into 93,333 shares of common stock and we registered these shares on February 14, 2002.

         In August 2001, we sold 61,150 shares of Series Q for $6,115,000 in cash and conversion of outstanding debt. Net proceeds were $5,702,220 after placement costs of $412,780. We also issued a five year warrant to purchase 13,333 shares of common stock at $3.75 per share to the placement agent. We valued these warrants at $34,000. The Series Q carries an 8% dividend and is convertible into common stock at approximately 58.70 shares of common stock for each share of Series Q. During 2002, 8,000 shares of Series Q were converted into 469,608 shares of common stock. During 2003, 36,125 shares of Series Q were converted into 2,120,579 shares of common stock. The outstanding 17,025 shares of Series Q are convertible into approximately 999,388 shares of common stock. We registered the shares of common stock issuable on conversion of the Series Q in July 2002. On or after the fifth anniversary date, provided that no floating rate convertibles are outstanding, we have the option of converting all outstanding shares of Series Q into the applicable number of common stock.

         Certain series of preferred stock had conversion features that were in the money at the date of issue ("beneficial conversion feature"). The beneficial conversion features were recognized in the financial statements by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The intrinsic value was calculated at the date of issue of the convertible preferred stock as the difference between the proceeds received for the convertible preferred stock and the fair value of the common stock into which the securities are convertible. A summary of the amounts allocated to the beneficial conversion feature for 2001 is as follows:

         Series N                                  $   216,666
         Series O                                    2,117,720
         Series P                                       87,500
         Series Q                                    6,115,000
                                                   -----------
                                                   $ 8,536,886
                                                   ===========

         The discount resulting from the allocation of proceeds to the beneficial conversion feature has been recognized as a return to the preferred shareholders from the date of issuance through the date the security is first convertible. The discounts for 2001 were amortized by a charge against additional paid-in capital because we had no accumulated earnings at those dates.

         COMMON STOCK

         On May 29, 2002, our stockholders approved an amendment to our certificate of incorporation to decrease the number of shares of authorized common stock from 225,000,000 to 25,000,000 shares in connection with our 1-for-15 reverse stock split.

         In December 2001, we sold 1,406,333 shares of common stock at $3.60 per share for gross proceeds of $5,062,800 with commissions and expenses of $379,513. The market price of the common stock was $4.35 per share, or an aggregate fair value of approximately $6,118,000, on the closing date. We registered these shares on February 14, 2002.

         In June 2003, we sold 1,600,000 shares of common stock at $19.00 per share for gross proceeds of $30,400,000. Net proceeds were $28,473,000 after commissions and expenses. We granted the investors rights to purchase up to an additional 440,000 shares at $19.00 per share. In August 2003, investors exercised rights to purchase 27,500 additional shares for net proceeds of $480,335 after commissions and expenses. The balance of the rights expired on October 14, 2003.

         STOCK OPTION PLANS

         We have adopted four stock option plans and reserved shares of common stock for issuance to employees, officers, directors and consultants. Two of the plans were terminated during 2001. Under the plans, the Board of Directors may grant options and establish the terms of the grant in accordance with the provisions of the plans. Plan options are exercisable for up to ten years from the date of issuance and certain options contain a net exercise provision. The following table summarizes the activity of options granted under the plans:

                                                                        Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                       2003                      2002                      2001
                                               --------------------       -------------------      ---------------------
                                                           Weighted                  Weighted                   Weighted
                                                            Average                   Average                    Average
                                                           Exercise                  Exercise                   Exercise
                                                Shares       Price        Shares       Price        Shares        Price
                                               --------    --------       -------    --------      --------     -------
Outstanding at beginning of year                 53,334      $ 1.88        57,467       $1.95        66,813       $2.10
Granted                                          75,000       18.27            --         --             --          --
Exercised                                        (6,666)       1.88        (4,133)       2.71        (2,666)       0.15
Canceled                                             (1)       1.88            --         --         (6,680)       3.15
                                               --------                  --------                   -------

Outstanding at end of year                      121,667       11.98        53,334        1.88        57,467        1.95
                                               ========                  ========                   =======
Exercisable at end of year                       46,667        1.88        53,334        1.88        57,467        1.95
                                               ========                  ========                   =======
Reserved for future grants at end of year       605,333                    80,333                    80,333
                                               ========                  ========                   =======
Weighted average fair value of options
  granted during the year                                      8.73                        --                       --

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during 2003; dividend yield of 0%; risk-free interest rates of 3%; expected volatility of 59%; and expected lives of 4 years.

         Information pertaining to stock options outstanding at December 31, 2003 is as follows:

                                                           Outstanding                             Exercisable
                                           ------------------------------------------       ------------------------
                                                             Weighted        Weighted                       Weighted
                                                              Average         Average                        Average
                                              Number        Remaining         Exercise        Number        Exercise
Range of Exercise Prices                   Outstanding         Life            Price        Exercisable       Price
------------------------                   -----------         ----            -----        -----------       -----
       $1.88                                   46,667       4.2 years         $  1.88           46,667       $  1.88
       $17.53                                  30,000       9.8 years           17.53               --            --
       $18.77                                  45,000       9.9 years           18.77               --            --
                                             --------                                         --------
                                              121,667       7.7 years         $ 11.98           46,667       $  1.88
                                             ========                                         ========

         CONSULTANT STOCK PLAN

         We adopted the Consultant Stock Plan in June 1998 which provides for stock grants for services rendered to us. We reserved 166,667 shares of common stock for issuance and registered the shares. During 2001, we issued 12,000 shares of common stock under this Plan and recorded expenses based on the fair value of the common stock issued. At December 31, 2003, we had 43,567 shares reserved under this plan.

         OTHER STOCK OPTIONS AND WARRANTS

         In April 2000, we issued options to purchase 33,333 shares of common stock at $3.75 per share to two new directors. Half of these options vested in the year 2000 and the balance vested on December 31, 2001. We valued these options at $140,000 and recognized $70,000 in expense in 2001.

         In May 2000, we issued options to purchase 66,667 shares of common stock at $2.70 per share to two directors. These options vested on December 31, 2001. We valued these options at $170,000 and recognized $85,000 in expense in 2001.

         In February 2001, we issued warrants to purchase a total of 10,000 shares of common stock at $2.55 per share for public relations services. We also issued a warrant to purchase 6,667 shares of common stock at $4.50 per share for investor relations services. We valued these warrants at $32,149 and expensed them in 2001.

         In February 2001, we granted seven year options to purchase a total of 750,000 shares of common stock at $3.30 per share to our directors. These options vested during 2001. The weighted average fair value of these options was $1.05 per share on the date of grant.

         In 2001, we granted stock options to purchase 242,000 shares of common stock at $3.75 per share to forty employees. These options vest over periods of one to five years. We recognized expense of $114,403 in 2001 related to these grants. The weighted average fair value of these options was $2.40 per share on the date of grant.

         During 2002, we granted stock options to purchase 336,600 shares to employees and directors at a weighted average exercise price of $5.31 per share. The weighted average fair value of these options was $2.86 per share on the date of grant. We also recorded unearned stock-based compensation of $111,900 for certain of these options which were granted at below market prices. The unearned stock-based compensation is being amortized over the vesting periods of the options.

         During 2003, we granted stock options to purchase 238,000 shares to employees and directors at a weighted average price of $11.15 per share. The weighted average fair value of these options was $6.80 per share on the grant date. We also recorded unearned stock-based compensation of $145,000 for certain of these options which were granted at below market prices. The unearned stock-based compensation is being amortized over the vesting periods of the options.

         A summary of the activity for other stock option and warrant shares, including warrants issued in connection with debt and equity placements, is presented below:

                                             Years Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
Outstanding at beginning of year     2,200,326      2,737,015      1,874,815
Granted                                238,000        506,800      1,022,000
Exercised                             (372,454)      (986,130)       (47,333)
Expired/Canceled                       (20,970)       (57,359)      (112,467)
                                    ----------     ----------     ----------
Outstanding at end of year           2,044,902      2,200,326      2,737,015
                                    ==========     ==========     ==========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during 2003, 2002 and 2001, respectively; dividend yield of 0%; risk-free interest rates of 3%, 4% and 5%, respectively; expected volatility of 77%, 65% and 84%, respectively; and expected lives of 4, 3.96 and
1.25 years, respectively.

         Information pertaining to other stock options and warrants outstanding at December 31, 2003 is as follows:

                                                           Outstanding                             Exercisable
                                           ------------------------------------------       ------------------------
                                                             Weighted        Weighted                       Weighted
                                                              Average         Average                        Average
                                              Number        Remaining         Exercise        Number        Exercise
Range of Exercise Prices                   Outstanding         Life            Price        Exercisable       Price
------------------------                   -----------         ----            -----        -----------       -----
       $1.88 - $3.30                          482,165       4.7 years         $  3.01          482,165       $  3.01
       $3.75 - $8.30                        1,294,070       5.2 years            4.32        1,100,018          4.16
       $10.20 - $22.50                        268,667       8.1 years           11.59           77,767         12.09
                                           ----------                                       ----------

                                            2,044,902       5.5 years         $  4.96        1,659,950       $  4.20
                                           ==========                                       ==========

         COMMON STOCK RESERVED

         We reserved shares of common stock at December 31, 2003 as follows:

         Stock option plans                                          727,000
         Preferred stock conversion                                  999,388
         Other stock options and warrants                          2,044,902
         Consultant Stock Plan                                        43,567
                                                                  ----------
                 Total                                             3,814,857
                                                                  ==========

11.      SEGMENT INFORMATION, MAJOR CUSTOMERS AND MAJOR SUPPLIERS

         We operate in one principal business segment, the manufacturing and sale of generic pharmaceuticals. During 2003, approximately 12% of net sales was to one major customer. During 2002, approximately 37% of net sales was to one major customer. During 2001, approximately 34% and 20% of net sales were to two major customers.

         During 2003, we had one major supplier that provided us with approximately $12,516,000 of raw materials or 30% of cost of sales. During 2002, we had two major suppliers that provided us with approximately $6,334,000 and $5,360,000 of raw materials or 23% and 20%, respectively, of cost of sales. During 2001, we had one major supplier that provided us with $3,286,000 of raw materials or 26% of cost of sales.

12.      EMPLOYEE BENEFIT PLAN

         We have a Section 401(k) Profit Sharing Plan (the "401(k) Plan") for all employees. Employees who have attained the age of 21 may elect to reduce their current compensation, subject to certain limitations, and have that amount contributed to the 401(k) Plan. We match up to 25% of employee contributions not to exceed 6% of employee compensation, subject to certain limitations. Employee contributions to the 401(k) Plan are fully vested at all times and all company contributions become vested over a period of five years.

         For 2003, 2002 and 2001, we made matching contributions of $63,725, $52,521 and $44,426, respectively. We did not make any profit-sharing contributions in 2003, 2002 or 2001.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 2003 and 2002, our financial instruments include notes receivable from and investments in RxBazaar securities (see Note 2) and debt obligations (see Note 6). The carrying value of the notes receivable approximate their fair value based on RxBazaar's current financial condition. The carrying value of our investment securities in RxBazaar approximate their fair value based on current marketability and financial condition of RxBazaar. The carrying value of debt obligations approximate fair values based on their maturities and interest rates.

14.      QUARTERLY DATA (UNAUDITED)

                                                                    Years Ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                                     2003                                                2002
                                -----------------------------------------------     -----------------------------------------------
                                 Fourth        Third       Second        First       Fourth        Third       Second        First
                                 Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                                --------     --------     --------     --------     --------     --------     --------     --------
                                                               (In thousands, except per share data)
Sales, net                      $ 22,752     $ 20,865     $ 18,944     $ 15,000     $ 16,101     $ 15,025     $ 12,500     $  9,304
Cost of sales                     12,073       10,887        9,943        8,452        8,102        7,677        6,568        5,015
                                --------     --------     --------     --------     --------     --------     --------     --------
    Gross profit                  10,679        9,978        9,001        6,548        7,999        7,348        5,932        4,289
Selling, general and
   administrative                  3,309        2,699        2,274        2,415        2,650        1,756        1,803        1,545
Research and development           3,741        3,069        2,276        2,126        2,002        2,215        1,708        1,020
                                --------     --------     --------     --------     --------     --------     --------     --------
    Operating income               3,629        4,210        4,451        2,007        3,347        3,377        2,421        1,724
Loss on investment securities       --           --           --           --         (1,993)        --           --           --
Loss on debt retirement             --           --           (242)        --           --           --           --           --
Interest and financing expense       (55)         (68)        (220)        (201)        (149)        (175)        (114)         (80)
Miscellaneous income (expense)       251           97           52          (11)          52         (196)          43           59
                                --------     --------     --------     --------     --------     --------     --------     --------
Income before income taxes         3,825        4,239        4,041        1,795        1,257        3,006        2,350        1,703
Income tax provision (benefit)     1,394        1,693        1,614          711      (15,130)        --           --           --
                                --------     --------     --------     --------     --------     --------     --------     --------
    Net income                     2,431        2,546        2,427        1,084       16,387        3,006        2,350        1,703
Less returns to preferred
   stockholders                       43           54           76          102          113          121          120          127
                                --------     --------     --------     --------     --------     --------     --------     --------
Net income applicable to
   common stock                 $  2,388     $  2,492     $  2,351     $    982     $ 16,274     $  2,885     $  2,230     $  1,576
                                ========     ========     ========     ========     ========     ========     ========     ========

Net income per share:
    Basic                       $   0.14     $   0.16     $   0.17     $   0.08     $   1.37     $   0.25     $   0.19     $   0.14
                                ========     ========     ========     ========     ========     ========     ========     ========
    Diluted                     $   0.13     $   0.13     $   0.14     $   0.06     $   0.98     $   0.19     $   0.15     $   0.10
                                ========     ========     ========     ========     ========     ========     ========     ========
Weighted average shares
  outstanding:
    Basic                         16,537       15,965       13,516       12,763       11,838       11,587       11,524       11,397
                                ========     ========     ========     ========     ========     ========     ========     ========
    Diluted                       19,301       19,447       17,471       17,144       16,728       15,871       16,097       16,414
                                ========     ========     ========     ========     ========     ========     ========     ========

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         The information required by this item in connection with directors and officers is hereby incorporated by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2004 annual meeting of stockholders, which we expect to file on or before April 29, 2004 (the "2004 Annual Meeting Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item with respect to executive compensation is hereby incorporated by reference to the information set forth under the caption "Executive Officer Compensation" in the 2004 Annual Meeting Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item with respect to security ownership is hereby incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in the 2004 Annual Meeting Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item with respect to certain relationships and related transactions is hereby incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2004 Annual Meeting Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND EXPENSES

         The information required by this item with respect to principal accountant fees and expenses is hereby incorporated by reference to the information set forth under the caption "Principal Accountant Fees and Expenses" in the 2004 Annual Meeting Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         1. See Item 8 for an index to the consolidated financial statements.

         2. There are no financial statement schedules included in this report.

         3. Exhibits

         The following exhibits are filed as part of this report:

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

    3.1 Restated Certificate of Incorporation dated June 11, 1998 (filed as Exhibit 3a to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

    3.2 Certificate of Amendment of Certificate of Incorporation dated May 31, 2000 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference).

    3.3       Amended and Restated By-laws dated May 26, 2000 (filed as Exhibit
              3.3 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference).

    3.4 Certificate of Designations, Preferences and Rights of Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on August 31, 2001, and incorporated herein by reference).

    3.5 Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

    3.6       Certificate of Ownership and Merger dated May 18, 2001 (filed as
              Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2001, and incorporated herein by reference).

    3.7 Certificate of Amendment of Certificate of Incorporation dated May 31, 2002 (filed as Exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

    4.1 Specimen common stock certificate (filed as Exhibit 4a to our Registration Statement on Form S-18, SEC File No. 33-31836-B, and incorporated herein by reference).

    4.2       Form of Additional Investment Right dated June 2003 (filed as
              Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on June 30, 2003, and incorporated herein by reference).

   10.1 *Employment Agreement dated May 29, 2002 with Dhananjay G. Wadekar (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

   10.2       *Employment Agreement dated November 18, 2003 with Raju Vegesna.

   10.3 *Amended and Restated Employment Agreement dated March 1, 2004 with Nitin Kotak.

   10.4 *Amended and Restated Employment Agreement dated March 1, 2004 with Robert Weinstein.

   10.5 *Amended and Restated Employment Agreement dated March 1, 2004 with Shailesh Daftari.

   10.6 *Amended and Restated Employment Agreement dated March 1, 2004 with Shashikant Shah.

   10.7 *Amended and Restated Employment Agreement dated March 1, 2004 with Hemanshu N. Pandya.

   10.8 *Amended and Restated Employment Agreement dated March 1, 2004 with Konstantin Ostaficiuk.

   10.9 *Amended and Restated Employment Agreement dated March 1, 2004 with Kamlesh Haribhakti.

  10.10 *Amended and Restated Employment Agreement dated March 1, 2004 with Iva Klemick.

  10.11 *Amended and Restated Employment Agreement dated March 1, 2004 with Howard Schneider.

  10.12 *1998 Stock Option Plan (filed as Appendix A to our proxy statement, filed with the SEC on January 30, 1998, and incorporated herein by reference).

  10.13 *1998 Consultant Stock Plan (filed as Exhibit 4.3 to our Registration Statement on Form S-8, SEC File No. 33-57249, and incorporated herein by reference).

  10.14 *2003 Stock Incentive Plan (filed as Appendix A to our proxy statement, filed with the SEC on April 28, 2003, and incorporated herein by reference).

  10.15 *Stock Option issued to Harry Silverman dated April 20, 2000 (filed as Exhibit 10.39 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference).

  10.16 *Stock Option issued to Harry Silverman dated May 31, 2000 (filed as Exhibit 10.40 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference).

  10.17 *Stock Option issued to Dhananjay G. Wadekar dated October 13, 2000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

  10.18 *Stock Option issued to F. Howard Schneider dated February 24, 2001 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

  10.19 *Stock Option issued to Harry Silverman dated February 24, 2001 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

  10.20 *Stock Option issued to Dhananjay Wadekar dated February 24, 2001 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

  10.21 *Stock Option issued to Dhananjay G. Wadekar dated August 24, 2002 (filed as Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.22 *Stock Option issued to Harry Silverman dated August 24, 2002 (filed as Exhibit 10.18 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.23 *Stock Option issued to F. Howard Schneider dated August 24, 2002 (filed as Exhibit 10.19 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.24 *Stock Option issued to Jerry Treppel dated October 28, 2002 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.25 *Stock Option issued to Robert Weinstein dated November 25, 2002 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.26 Lease dated September 26, 2001 with Kennedy Montrose, L.L.C. for 3601 Kennedy Road, South Plainfield, New Jersey (filed as Exhibit
              10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

  10.27 Lease dated April 25, 2002 with P&R Fasteners, Inc. for 5 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit
              10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.28 Lease dated July 17, 2002 with Jay F. Antenen, Jr., Jay F. Antenen, Sr., and Donald M. Houpt, III for 11590 Century Boulevard, Cincinnati, Ohio (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.29 Lease dated July 24, 2002 with Kennedy Montrose, L.L.C. for 600 Montrose Avenue, South Plainfield, New Jersey (filed as Exhibit
              10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.30 Lease Agreement with Matrix Cranbury Associates, LLC dated September 17, 2003 for One Able Drive, Cranbury, New Jersey (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for our quarter ended September 30, 2003, and incorporated herein by reference).

  10.31 Lease Agreement for 789 Jersey Avenue, New Brunswick, New Jersey with HMCJ Realty, L.L.C. dated October 6, 2000.

  10.32 Purchase and Sale Agreement for 6 Hollywood Court, South Plainfield, New Jersey with C.V.N. Associates, L.P. dated September 2003.

  10.33       Asset Purchase Agreement dated November 14, 2003 with LiquiSource,
              Inc.

  10.34 Stock Purchase Agreement for Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on August 31, 2001, and incorporated herein by reference).

  10.35 Registration Rights Agreement for Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on August 31, 2001, and incorporated herein by reference).

  10.36 Securities Purchase Agreement with the purchasers listed on the signatory page dated June 30, 2003 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 30, 2003, and incorporated herein by reference).

  10.37 Loan Agreement with New Jersey Economic Development Authority dated June 1, 1999 (filed as Exhibit 10.8 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, and incorporated herein by reference).

  10.38 $2,000,000 Promissory Note dated June 1, 1999 issued to New Jersey Economic Development Authority (filed as Exhibit 10.9 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, and incorporated herein by reference).

  10.39 Leasehold Mortgage Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999 with New Jersey Economic Development Authority (filed as Exhibit 10.10 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, and incorporated herein by reference).

  10.40 Guaranty dated June 1, 1999 in favor of New Jersey Economic Development Authority (filed as Exhibit 10.11 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, and incorporated herein by reference).

  10.41 Credit Agreement with Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

  10.42 Non-Restoring Credit Facility Note issued to Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

  10.43 Master Note issued to Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

  10.44 Security Agreement with Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

  10.45 First Amendment to Credit Agreement with Citizens Bank of Massachusetts dated February 21, 2003 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.46 Revolving Credit Note in favor of Citizens Bank of Massachusetts dated February 21, 2003 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.47 Amended and Restated Master Note with Citizens Bank of Massachusetts dated February 21, 2003 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.48 Second Amendment to Credit Agreement with Citizens Bank of Massachusetts dated April 10, 2003 (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on April 15, 2003, and incorporated herein by reference).

  10.49 Amended and Restated Revolving Credit Note in favor of Citizens Bank of Massachusetts dated April 10, 2003 (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on April 15, 2003, and incorporated herein by reference).

  10.50 Third Amendment to Credit Agreement with Citizens Bank of Massachusetts dated April 30, 2003 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.51 Amended and Restated Master Note with Citizens Bank of Massachusetts dated April 30, 2003 (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.52 Amended and Restated Revolving Credit Note in favor of Citizens Bank of Massachusetts dated April 30, 2003 (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.53       Credit Agreement with Citizens Bank of Massachusetts dated March
              2, 2004.

  10.54 Revolving Credit Note in favor of Citizens Bank of Massachusetts dated March 2, 2004.

  10.55 Security Agreement with Citizens Bank of Massachusetts dated March 2, 2004.

  10.56 Pledge Agreement dated March 2, 2004 in favor of Citizens Bank of Massachusetts.

  10.57 Form of Subscription Agreement for the 12% Unsecured Promissory Notes and Warrants dated June 5, 2002 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.58 Form of 12% Unsecured Promissory Note dated June 14, 2002 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.59       Form of Warrant to Purchase Stock dated June 14, 2002 (filed as
              Exhibit 4.9 to our Registration Statement on Form S-3, SEC File No. 333-90654, and incorporated herein by reference).

  10.60 Form of Conversion Agreement (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

   23.1       Consent of Wolf & Company, P.C.

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------
* Indicates a management contract or any compensatory plan, contract or arrangement.


(b) Reports on Form 8-K

       On November 4, 2003, we filed current reports under Item 12 of Form 8-K, attaching our earnings release for the quarter ended September 30, 2003.

       On November 19, 2003, we filed a current report under Items 7 and 9 of Form 8-K, announcing our acquisition of the assets of LiquiSource, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ABLE LABORATORIES, INC.

                             By:  /s/ Dhananjay G. Wadekar
                                  ---------------------------------------
                                  Dhananjay G. Wadekar
                                  President, Chief Executive Officer
                                  and Secretary

                             March 15, 2004

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated; and each of the undersigned officers and directors of Able Laboratories, Inc. hereby severally constitute and appoint Dhananjay G. Wadekar and Robert Weinstein our true and lawful attorney-in-fact and agent, with full power to sign for us and in our names in the capacity indicated below, all amendments to such report on Form 10-K, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to such report and any and all amendments thereto.

               SIGNATURE                         DATE                                   TITLE
-----------------------------------------   --------------        -------------------------------------------------
        /S/ DHANANJAY G. WADEKAR            March 15, 2004        Chief Executive Officer, President, Secretary and
-----------------------------------------                         Director  (PRINCIPAL EXECUTIVE OFFICER)
          DHANANJAY G. WADEKAR


          /S/ ROBERT WEINSTEIN              March 15, 2004        Vice President, Chief Financial Officer and
-----------------------------------------                         Treasurer
            ROBERT WEINSTEIN                                      (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


           /S/ ELLIOT F. HAHN               March 15, 2004        Director
-----------------------------------------
             ELLIOT F. HAHN


          /S/ HARRY SILVERMAN               March 15, 2004        Director
-----------------------------------------
            HARRY SILVERMAN


           /S/ JERRY TREPPEL                March 15, 2004        Director
-----------------------------------------
             JERRY TREPPEL

                             ABLE LABORATORIES, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  EXHIBIT INDEX

EXHIBIT
NUMBER DESCRIPTION

    3.1 Restated Certificate of Incorporation dated June 11, 1998 (filed as Exhibit 3a to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

    3.2 Certificate of Amendment of Certificate of Incorporation dated May 31, 2000 (filed as Exhibit 3.2 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference).

    3.3       Amended and Restated By-laws dated May 26, 2000 (filed as Exhibit
              3.3 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and incorporated herein by reference).

    3.4 Certificate of Designations, Preferences and Rights of Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on August 31, 2001, and incorporated herein by reference).

    3.5 Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

    3.6       Certificate of Ownership and Merger dated May 18, 2001 (filed as
              Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2001, and incorporated herein by reference).

    3.7 Certificate of Amendment of Certificate of Incorporation dated May 31, 2002 (filed as Exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

    4.1 Specimen common stock certificate (filed as Exhibit 4a to our Registration Statement on Form S-18, SEC File No. 33-31836-B, and incorporated herein by reference).

    4.2       Form of Additional Investment Right dated June 2003 (filed as
              Exhibit 4.1 to our Current Report on Form 8-K, filed with the SEC on June 30, 2003, and incorporated herein by reference).

   10.1 *Employment Agreement dated May 29, 2002 with Dhananjay G. Wadekar (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

   10.2       *Employment Agreement dated November 18, 2003 with Raju Vegesna.

   10.3 *Amended and Restated Employment Agreement dated March 1, 2004 with Nitin Kotak.

   10.4 *Amended and Restated Employment Agreement dated March 1, 2004 with Robert Weinstein.

   10.5 *Amended and Restated Employment Agreement dated March 1, 2004 with Shailesh Daftari.

   10.6 *Amended and Restated Employment Agreement dated March 1, 2004 with Shashikant Shah.

   10.7 *Amended and Restated Employment Agreement dated March 1, 2004 with Hemanshu N. Pandya.

   10.8 *Amended and Restated Employment Agreement dated March 1, 2004 with Konstantin Ostaficiuk.

   10.9 *Amended and Restated Employment Agreement dated March 1, 2004 with Kamlesh Haribhakti.

  10.10 *Amended and Restated Employment Agreement dated March 1, 2004 with Iva Klemick.

  10.11 *Amended and Restated Employment Agreement dated March 1, 2004 with Howard Schneider.

  10.12 *1998 Stock Option Plan (filed as Appendix A to our proxy statement, filed with the SEC on January 30, 1998, and incorporated herein by reference).

  10.13 *1998 Consultant Stock Plan (filed as Exhibit 4.3 to our Registration Statement on Form S-8, SEC File No. 33-57249, and incorporated herein by reference).

  10.14 *2003 Stock Incentive Plan (filed as Appendix A to our proxy statement, filed with the SEC on April 28, 2003, and incorporated herein by reference).

  10.15 *Stock Option issued to Harry Silverman dated April 20, 2000 (filed as Exhibit 10.39 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference).

  10.16 *Stock Option issued to Harry Silverman dated May 31, 2000 (filed as Exhibit 10.40 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference).

  10.17 *Stock Option issued to Dhananjay G. Wadekar dated October 13, 2000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

  10.18 *Stock Option issued to F. Howard Schneider dated February 24, 2001 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

  10.19 *Stock Option issued to Harry Silverman dated February 24, 2001 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

  10.20 *Stock Option issued to Dhananjay Wadekar dated February 24, 2001 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

  10.21 *Stock Option issued to Dhananjay G. Wadekar dated August 24, 2002 (filed as Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.22 *Stock Option issued to Harry Silverman dated August 24, 2002 (filed as Exhibit 10.18 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.23 *Stock Option issued to F. Howard Schneider dated August 24, 2002 (filed as Exhibit 10.19 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.24 *Stock Option issued to Jerry Treppel dated October 28, 2002 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.25 *Stock Option issued to Robert Weinstein dated November 25, 2002 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

  10.26 Lease dated September 26, 2001 with Kennedy Montrose, L.L.C. for 3601 Kennedy Road, South Plainfield, New Jersey (filed as Exhibit
              10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

  10.27 Lease dated April 25, 2002 with P&R Fasteners, Inc. for 5 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit
              10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.28 Lease dated July 17, 2002 with Jay F. Antenen, Jr., Jay F. Antenen, Sr., and Donald M. Houpt, III for 11590 Century Boulevard, Cincinnati, Ohio (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.29 Lease dated July 24, 2002 with Kennedy Montrose, L.L.C. for 600 Montrose Avenue, South Plainfield, New Jersey (filed as Exhibit
              10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.30 Lease Agreement with Matrix Cranbury Associates, LLC dated September 17, 2003 for One Able Drive, Cranbury, New Jersey (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for our quarter ended September 30, 2003, and incorporated herein by reference).

  10.31 Lease Agreement for 789 Jersey Avenue, New Brunswick, New Jersey with HMCJ Realty, L.L.C. dated October 6, 2000.

  10.32 Purchase and Sale Agreement for 6 Hollywood Court, South Plainfield, New Jersey with C.V.N. Associates, L.P. dated September 2003.

  10.33       Asset Purchase Agreement dated November 14, 2003 with LiquiSource,
              Inc.

  10.34 Stock Purchase Agreement for Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.2 to our Current Report on Form 8-K, filed with the SEC on August 31, 2001, and incorporated herein by reference).

  10.35 Registration Rights Agreement for Series Q Preferred Stock dated August 15, 2001 (filed as Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on August 31, 2001, and incorporated herein by reference).

  10.36 Securities Purchase Agreement with the purchasers listed on the signatory page dated June 30, 2003 (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 30, 2003, and incorporated herein by reference).

  10.37 Loan Agreement with New Jersey Economic Development Authority dated June 1, 1999 (filed as Exhibit 10.8 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, and incorporated herein by reference).

  10.38 $2,000,000 Promissory Note dated June 1, 1999 issued to New Jersey Economic Development Authority (filed as Exhibit 10.9 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, and incorporated herein by reference).

  10.39 Leasehold Mortgage Security Agreement, Assignment of Rents and Financing Statement dated June 1, 1999 with New Jersey Economic Development Authority (filed as Exhibit 10.10 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, and incorporated herein by reference).

  10.40 Guaranty dated June 1, 1999 in favor of New Jersey Economic Development Authority (filed as Exhibit 10.11 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, and incorporated herein by reference).

  10.41 Credit Agreement with Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

  10.42 Non-Restoring Credit Facility Note issued to Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

  10.43 Master Note issued to Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

  10.44 Security Agreement with Citizens Bank of Massachusetts dated October 24, 2002 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference).

  10.45 First Amendment to Credit Agreement with Citizens Bank of Massachusetts dated February 21, 2003 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.46 Revolving Credit Note in favor of Citizens Bank of Massachusetts dated February 21, 2003 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.47 Amended and Restated Master Note with Citizens Bank of Massachusetts dated February 21, 2003 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.48 Second Amendment to Credit Agreement with Citizens Bank of Massachusetts dated April 10, 2003 (filed as Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on April 15, 2003, and incorporated herein by reference).

  10.49 Amended and Restated Revolving Credit Note in favor of Citizens Bank of Massachusetts dated April 10, 2003 (filed as Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on April 15, 2003, and incorporated herein by reference).

  10.50 Third Amendment to Credit Agreement with Citizens Bank of Massachusetts dated April 30, 2003 (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.51 Amended and Restated Master Note with Citizens Bank of Massachusetts dated April 30, 2003 (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.52 Amended and Restated Revolving Credit Note in favor of Citizens Bank of Massachusetts dated April 30, 2003 (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

  10.53       Credit Agreement with Citizens Bank of Massachusetts dated March
              2, 2004.

  10.54 Revolving Credit Note in favor of Citizens Bank of Massachusetts dated March 2, 2004.

  10.55 Security Agreement with Citizens Bank of Massachusetts dated March 2, 2004.

  10.56 Pledge Agreement dated March 2, 2004 in favor of Citizens Bank of Massachusetts.

  10.57 Form of Subscription Agreement for the 12% Unsecured Promissory Notes and Warrants dated June 5, 2002 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.58 Form of 12% Unsecured Promissory Note dated June 14, 2002 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

  10.59       Form of Warrant to Purchase Stock dated June 14, 2002 (filed as
              Exhibit 4.9 to our Registration Statement on Form S-3, SEC File No. 333-90654, and incorporated herein by reference).

  10.60 Form of Conversion Agreement (filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference).

   23.1       Consent of Wolf & Company, P.C.

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer

   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------
* Indicates a management contract or any compensatory plan, contract or arrangement.