Form 10-K/A
period 2003-12-31
ABLE LABORATORIES INC
filed 2004-04-29
CIK 857171

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                               ------------------


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2003.

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________.


                         COMMISSION FILE NUMBER 1-11352



                             ABLE LABORATORIES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                        04-3029787
--------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


           6 HOLLYWOOD COURT                                     07080
--------------------------------------------------------------------------------
          SOUTH PLAINFIELD, NJ                                 (Zip Code)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                  Registrant's telephone number: (908)754-2253

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities Registered pursuant to Section 12(g) of the Act:


                                 TITLE OF CLASS
--------------------------------------------------------------------------------
                          Common Stock, $.01 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an "accelerated filer" (as
defined in Exchange Act Rule 12b-2). Yes [X]   No [_].

     The aggregate market value of the common stock, $0.01 par value per share held by non-affiliates, based on the last sale price of the common stock on June 30, 2003, as reported on the Nasdaq National Market, was approximately $304,595,254.

     As of April 26, 2004, there were 17,102,665 outstanding shares of common stock.
================================================================================

         The Annual Report on Form 10-K of Able Laboratories, Inc. (the "Company") for the Company's fiscal year ended December 31, 2003 (the "2003 Form 10-K") is being amended hereby solely to include the items listed below:

Item     Description
----     -----------

Item 10. Directors and Executive Officers

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Expenses


EXPLANATION FOR THIS AMENDMENT:

         Able's 2003 Form 10-K, as originally filed with the Securities and Exchange Commission (the "Commission") on March 15, 2004, incorporated the information required by Items 10, 11, 12, 13 and 14 of Form 10-K by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders. We originally expected to file the proxy statement with the Commission within 120 days of the close of the fiscal year; however, we are not filing our definitive proxy statement at this time because the board of directors expects to propose an additional nominee for election to the board at the annual meeting. Accordingly, the 2003 Form 10-K is being amended hereby for the sole purpose of including the information set forth herein. Additionally, the certifications of the Chief Executive Officer and Chief Financial Officer are being filed with this amendment pursuant to Rule 12b-15 under the Securities Exchange Act. Items 10, 11, 12 and 13 in Part III of the 2003 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each of our directors and executive officers as of April 26, 2004. Executive officers are appointed by the board of directors and serve at the discretion of the board or until their respective successors have been duly elected and qualified. There are no family relationships among our executive officers and directors.

NAME                           AGE  POSITION WITH ABLE LABORATORIES
--------------------------------------------------------------------------------
Dhananjay G. Wadekar........... 50  Chairman of the Board, Chief Executive
                                    Officer, President, and Secretary
Harry Silverman (1)(2)......... 44  Director
Jerry I. Treppel (1)(2)(3)..... 49  Director
Elliot F. Hahn, Ph.D.(1)(2)(3). 58  Director
Shailesh V. Daftari............ 53  Executive Vice President and General Manager
Robert Weinstein............... 44  Vice President, Chief Financial Officer, and
                                    Treasurer
Konstantin Ostaficiuk ......... 41  Vice President of Sales and Marketing
Hemanshu N. Pandya............. 32  Vice President of Corporate Development and
                                    Commercial Operations
Shashikant C. Shah............. 62  Vice President of Quality and Regulatory
F. Howard Schneider, Ph.D...... 65  Vice President of Special Projects

NAME                           AGE  POSITION WITH ABLE LABORATORIES
--------------------------------------------------------------------------------
Raju Vegesna................... 47  Vice President of Liquids Operations
Kamlesh Haribhakti............. 46  Director of Product Development
Iva Klemick.................... 55  Director of Regulatory Affairs
Nitin V. Kotak................. 46  Director of Finance and Accounting

----------------------
(1) Member of the audit committee
(2) Member of the compensation committee
(3) Member of the nominating committee

         DHANANJAY G. WADEKAR. Mr. Wadekar has served as a director since our inception and as chairman of our board of directors since April 2002. Mr. Wadekar served as our executive vice president from November 1991 until March 2001, treasurer from 1999 until November 2002, president since March 2001, chief executive officer since October 2001, and secretary since November 1998. Mr. Wadekar earned an M.S. degree from the Massachusetts Institute of Technology and an M.B.A. from Colorado State University.

         HARRY SILVERMAN. Mr. Silverman has served as one of our directors since April 2000. Mr. Silverman is executive vice president of finance, chief financial officer and treasurer of Domino's Pizza. Since joining Domino's Pizza in 1986, Mr. Silverman has held a number of positions, including regional controller, national operations controller, corporate controller, chief financial officer and vice president of finance. Mr. Silverman is also a director of Authentidate Holding Corp.

         JERRY I. TREPPEL. Mr. Treppel has served as one of our directors since October 2002. Mr. Treppel has been a general partner at Wheaten Healthcare Partners LP, an investment partnership, since January 2003. He was a managing director of equity research at Banc of America Securities LLC from June 1999 until June 2002 and a managing director of equity research at UBS/PaineWebber and its predecessor companies from January 1995 until June 1999. Mr. Treppel is also a director of Cangene Corporation, a public company.

         ELLIOT F. HAHN, PH.D. Dr. Hahn has served as one of our directors since April 2003. Dr. Hahn is the chairman emeritus of Andrx Corporation. He served as president of Andrx Corporation from February 1993 until March 2003, as the chairman of the board of directors from June 2002 until March 2003 and as chief executive officer from October 2001 until June 2002. Dr. Hahn served as vice president of scientific affairs of IVAX Corporation from June 1990 until February 1993, where he was involved in the evaluation and international licensing of product opportunities and was responsible for maintaining the intellectual property of IVAX. Since 1988, Dr. Hahn has been an adjunct associate professor at the University of Miami, School of Medicine. Dr. Hahn serves as a director of Andrx Corporation, a public company, and as a director of a number of privately-held pharmaceutical companies. He holds a B.S. from City College of New York and a Ph.D. in chemistry from Cornell University.

         SHAILESH V. DAFTARI. Mr. Daftari has served as our executive vice president and general manager since February 2002. From August 1996 to February 2002, he served as our vice president of production and, prior to joining Able Laboratories, he was with EON Laboratories Manufacturing, Inc. holding positions of increasing responsibility in production and operations. Mr. Daftari received his B.S. degree in Pharmacy from Mumbia University in India.

         ROBERT WEINSTEIN. Mr. Weinstein has served as our vice president, chief financial officer and treasurer since November 2002. In April 2002 he founded EB Associates, LLC and served as the managing member until November 2002. At EB Associates, he provided financial consulting services. From April 2001 to April 2002, he was a managing director of Berliner Communications Inc. From August 1998 to April 2001, he was a managing director and manager of a fund investing in micro-cap private and public companies at Sanders Morris Harris Inc., and from March 1992 to August 1998, he was a managing director of corporate finance at Gruntal & Company, L.L.C. Mr. Weinstein received his M.B.A. from the University of Chicago Graduate School of Business and is a certified public accountant.

         KONSTANTIN OSTAFICIUK. Mr. Ostaficiuk has served as our vice president of sales and marketing since August 2002. Mr. Ostaficiuk was the director of sales for Breckenridge Pharmaceuticals from March 2002 to July 2002 and a senior director of sales at Sidmak Laboratories, Inc. from January 1998 to February 2002. Mr. Ostaficiuk holds a B.S. in biology from Rutgers University.

         HEMANSHU N. PANDYA. Mr. Pandya has served as our vice president of corporate development and commercial operations since August 2002. From February 2002 to July 2002, he was director of strategic and business development for IVAX Pharmaceuticals and, from January 1997 to January 2002, he was director of business development at Purepac Pharmaceutical Co. Mr. Pandya earned his bachelors degree from Rutgers University.

         SHASHIKANT C. SHAH. Mr. Shah has served as our vice president of quality and regulatory since February 2000. From July 1999 to January 2000, he served as our director of quality. From January 1995 to June 1999, he was technical services manager at Invarned, which was subsequently acquired by Geneva Pharmaceuticals, a subsidiary of Novartis. Mr. Shah is a registered pharmacist and holds a bachelors degree from L.M. College of Pharmacy in India.

         F. HOWARD SCHNEIDER, PH.D. Dr. Schneider has served as our vice president of special projects since January 2004 and has served as a consultant to us since August 2002. He also served on our board of directors from September 1989 to February 2004. From November 1997 to July 2003, Dr. Schneider was vice president of development and a director of CereMedix, Inc., a company developing treatments for neurological diseases. From June 1991 to November 1997, he was our senior vice president of technology.

         RAJU VEGESNA. Mr. Vegesna has served as our vice president of liquids operations since November 2003. From February 2001 to November 2003, he served as the vice president for research and development and quality control at LiquiSource, Inc. From September 1992 to January 2001, he worked at McNeil Consumer Products holding positions of increasing responsibility, most recently as a principle scientist and team leader.

         KAMLESH V. HARIBHAKTI. Mr. Haribhakti has served as our director of product development since June 1998. From 1996 to 1998 he was a senior scientist in the area of formulation development and modified release at Purepac Pharmaceutical Co. From 1994 to 1996, he was a group leader in the area of product development and TS/validation at EON Laboratories Manufacturing, Inc. He received his masters in industrial pharmacy from Long Island University.

         IVA KLEMICK. Ms. Klemick has served as our director of regulatory affairs since January 2000. From November 1999 to January 2000, she served as our director of quality affairs and quality controls and from May 1999 to November 1999, she served as our manager of quality affairs and quality controls. From 1991 to November 1999, she held corporate positions in planning, material management and quality affairs and quality controls at Zenith Laboratories. She is currently a trustee of Agape Mission Projects, Inc., where she served as the secretary from October 1997 to December 2003.

         NITIN V. KOTAK. Mr. Kotak has served as our director of finance and accounting since October 2003. From December 1999 to September 2003, Mr. Kotak was chief financial officer, secretary and the finance member of the board of directors of Mattel Toys (India) Pvt Limited, a wholly owned subsidiary of Mattel, Inc. From July 1996 to November 1999, he was the executive vice president of finance and secretary of the real estate business of ITC Limited, an associate of BAT, United Kingdom and from February 1995 to June 1996, he was the financial controller of the International Business Division of ITC Limited.

         AUDIT COMMITTEE

         The board of directors has established a standing audit committee as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee of the board of directors is currently composed of Harry Silverman, Jerry I. Treppel and Elliot F. Hahn. Our board has made a determination that all of the current members of the audit committee are independent directors under the rules of the Nasdaq Stock Market. Our board has determined that Mr. Silverman is an audit committee financial expert under the rules of the Securities and Exchange Commission. Our audit committee met four times during fiscal 2003.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe that during fiscal 2003 all of our officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements and disclosed all transactions required to be disclosed.

         STOCKHOLDER RECOMMENDATIONS FOR NOMINATION FOR ELECTION TO THE BOARD

         The nominating committee of the board of directors will consider director candidates recommended by stockholders. The committee has not adopted any particular method that stockholders must follow to make a recommendation. We suggest that stockholders make recommendations by writing to the chairman of our nominating committee, in care of our offices, with sufficient information about the candidate, his or her work experience, his or her qualifications for director, and his or her references as will enable the committee to evaluate the candidacy properly. Any recommendations should also be made well in advance of the anticipated mailing date of the proxy statement relating to any election of directors, in order to provide our nominating committee an adequate opportunity to complete a thorough evaluation of the proposed candidate. Section 3 of our by-laws requires that a stockholder who wishes to propose an item of business for consideration at the annual meeting of stockholders must give us written notice of such item of business not less than 60 days nor more than 90 days before the date for such meeting describing any proposal to be brought before such meeting.

         CODE OF ETHICS

         We have adopted a code of ethics that applies to all of our employees, executive officers and directors, including our principal executive officer and our principal financial accounting officer. The code of ethics includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. The code of ethics is posted on our website. Any waiver of any provision of the code of ethics granted to an executive officer or director may only be made by the board of directors and will be promptly disclosed on our website at www.ablelabs.com.


ITEM 11. EXECUTIVE COMPENSATION

         DIRECTOR COMPENSATION

         Directors are compensated $1,000 for attending each in-person meeting of the board of directors and meeting of any committee (other than a committee meeting held together with a full board meeting, for which no additional compensation is paid) and $500 per meeting of the board of directors and committees attended by conference call. Non-employee directors may, at their election, participate in our group health insurance plan by paying the applicable premium, which amount may be deducted from their directors fees.

         Directors are entitled to receive, and receive from time to time, stock options under our option plans. On April 10, 2003, the board of directors granted Dr. Hahn an option to purchase 50,000 shares of common stock, under the 1998 Stock Option Plan, at an exercise price of $11.50 per share in connection with his appointment to the board of directors. 20,000 shares vested on April 10, 2004, 7,500 shares vest on each of October 10, 2004 and April 10, 2005, and the remainder vest in four equal quarterly installments of 3,750 shares on July 10, 2005, October 10, 2005, January 10, 2006 and April 10, 2006.

         Dr. Schneider received $120,000 for fees and expenses in the fiscal year ended December 31, 2003, for consulting services he provided to us.

         EXECUTIVE OFFICER COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table provides summary information concerning the compensation earned by our chief executive officer and the four other most highly compensated executive officers for services rendered in all capacities for the fiscal years ended December 31, 2001, 2002 and 2003.

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                      ANNUAL COMPENSATION (1)        AWARDS
                                                --------------------------------    --------
                                                                      OTHER ANNUAL SECURITIES
                                                                      COMPENSATION UNDERLYING   ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR     SALARY       BONUS        (2)       OPTIONS  COMPENSATION
--------------------------------------- ----    --------    --------    --------    --------    --------
Dhananjay G. Wadekar .................. 2003    $247,756    $  9,615    $ 20,965          --    $  2,572(4)
    Chairman of the Board, Chief        2002    $223,750    $125,000    $ 19,984      40,000    $122,525(3)
    Executive Officer, President,       2001    $145,000          --    $    216     333,333          --
    and Secretary

Robert Weinstein ...................... 2003    $175,000    $ 10,000    $    138          --    $  2,313(4)
    Vice President, Chief Financial     2002    $ 10,100    $  5,000          --      50,000          --
    Officer and Treasurer               2001          --          --          --          --          --

Shailesh V. Daftari ................... 2003    $199,616    $  3,846    $    138      35,000    $  3,011(4)
    Executive Vice President and        2002    $139,135    $ 22,885    $    138          --    $  1,253(4)
    General Manager                     2001    $131,884    $ 25,000    $    138          --          --

Shashikant C. Shah..................... 2003    $194,654    $  3,750    $    396      35,000    $  2,976(4)
    Vice President of Quality and       2002    $137,885    $ 22,885    $     40          --    $  1,223(4)
    Regulatory                          2001    $108,000    $ 25,000    $     40          --          --

Konstantin Ostaficiuk.................. 2003    $170,000    $  3,269    $ 12,060      20,000          --
    Vice President of Sales and         2002    $ 67,346    $ 15,654    $  5,024      25,000          --
    Marketing                           2001          --          --          --          --          --

---------

(1) Other than as described in this table or the footnotes to this table, we did not pay any executive officer any compensation, including incidental personal benefits, in excess of 10% of such executive officer's salary.
(2) Amount represents dollar value of group-term life insurance premiums and car payments we paid for the benefit of the executives.
(3) Represents amount payable in respect of principal and accrued interest under a loan we forgave in May 2002.
(4) Represents matching contributions made on behalf of the executives in the Company's 401(K) Plan.


                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information concerning stock options granted to the executive officers named in the summary compensation table.

                                    NUMBER OF     % OF TOTAL                             GRANT DATE
                                   SECURITIES      OPTIONS                                 PRESENT
                                   UNDERLYING     GRANTED TO      EXERCISE                  VALUE
                                     OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION   PER SHARE
              NAME                   GRANTED      FISCAL YEAR    PER SHARE     DATE          (2)
-------------------------------    ----------    ------------    ---------    -------    ----------
Dhananjay G. Wadekar...........         0                0%      $    0.00      N/A      $     0.00
Robert Weinstein ..............         0                0%      $    0.00      N/A      $     0.00
Shailesh V. Daftari............    35,000 (1)         11.2%      $   10.20    3/10/13    $     6.18
Shashikant C. Shah.............    35,000 (3)         11.2%      $   10.20    3/10/13    $     6.18
Konstantin Ostaficiuk..........    20,000 (4)          6.4%      $   13.01     4/1/13    $     7.21

------------
(1) Option becomes exercisable as to 3,000 shares each quarter from June 10, 2003 to March 10, 2005 (inclusive), and 2,750 shares each quarter from June 10, 2005 to March 10, 2006 (inclusive).
(2) Based on a Black-Scholes option pricing formula, assuming an expected volatility ranging from 69.49% to 80.82%, four-year term of exercise, 3% risk-free rate of return, and no dividend yield.
(3) Option becomes exercisable as to 4,000 shares each quarter from June 10, 2003 to June 10, 2004 (inclusive), 7,000 additional shares on September 10, 2004 and the remaining 8,000 shares on December 10, 2004.
(4) Consists of two option grants: 5,000 options granted on March 11, 2003 that vested on December 31, 2003, and 15,000 options vest in two equal installments of 7,500 shares on April 1, 2004 and April 1, 2005. The "grant date present value" calculation represents a weighted average of the two grants.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table provides information concerning stock options exercised during fiscal 2003 and stock options held at December 31, 2003 by the executive officers named in the summary compensation table.

         The value realized upon exercise of an option is based on the last sale price of the common stock on the date of exercise, as reported by the Nasdaq National Market, less the applicable option exercise price. The value of unexercised in-the-money options at fiscal year-end is based on $18.07 per share, the last sale price of our common stock on December 31, 2003, as reported on the Nasdaq National Market. Actual gains, if any, will depend on the value of the common stock on the date of the sale of the shares underlying the options.

                                                              NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                 SHARES                    OPTIONS AT FISCAL YEAR-END        OPTIONS AT FISCAL YEAR-END
                               ACQUIRED ON     VALUE      -----------------------------     -----------------------------
         NAME                   EXERCISE     REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----------------------------    --------     --------     -----------     -------------     -----------     -------------
Dhananjay G. Wadekar........     30,000      $569,751       790,001           20,000        $11,681,566      $  261,400
Robert Weinstein ...........      5,000      $ 48,500        10,000           35,000        $    97,700      $  341,950
Shailesh V. Daftari.........     18,000      $280,500       124,333           26,000        $ 1,722,399      $  204,620
Shashikant C. Shah..........     18,000      $292,500        94,000           23,000        $ 1,268,680      $  181,010
Konstantin Ostaficiuk.......      5,000      $ 78,000         5,000           35,000        $    39,350      $  343,200


                       EQUITY COMPENSATION PLAN DISCLOSURE

         The following table sets forth certain information as of December 31, 2003, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements. We have two equity compensation plan that have been approved by our stockholders, the 1998 Stock Option Plan and the 2003 Stock Incentive Plan. Additionally, we have from time to time granted non-qualified options to officers, directors and employees. The "equity compensation arrangements not approved by security holders" in the table below consist of shares issuable under our Consultant Stock Plan and individual option grants. Our Consultant Stock Plan authorized the issuance of common stock to non-employee consultants or other persons rendering services to us. Also, as of December 31, 2003, 68 of our employees and directors held a total of 114 individual option grants to purchase an aggregate of 1,762,535 shares of common stock at a weighted average exercise price of $4.59. The options have terms of up to ten years and generally vest over one to five years. Generally, employee options may not be exercised after (i) termination by us for cause; (ii) thirty days following termination by us without cause or voluntary termination by the optionee; or (iii) in the event of the optionee's permanent and total disability or death, the earlier of the expiration date of the option or one year following the date of such disability or death. The options are otherwise comparable to options granted under our stockholder-approved equity compensation plan. Under rules of the Nasdaq Stock Market, with limited exceptions all option grants to employees, officers and directors are now made only under stockholder-approved plans.

                                                                                     NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES                        REMAINING AVAILABLE FOR
                                        TO BE ISSUED UPON      WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER
                                           EXERCISE OF         EXERCISE PRICE OF     EQUITY COMPENSATION
PLAN CATEGORY                          OUTSTANDING OPTIONS    OUTSTANDING OPTIONS           PLANS
-------------------------------------- -------------------    -------------------    --------------------
Equity Compensation Plans Approved
  by Security Holders                         171,667              $  11.84                 555,333 (1)
Equity Compensation Plans Not Approved
  by Security Holders                       1,762,535              $   4.59                  43,567 (2)
                                           ----------              --------                 -------
         TOTAL                              1,934,202              $   5.24                 598,900
                                           ==========              ========                 =======

(1) Represents shares available under our 1998 Stock Option Plan and our 2003 Stock Incentive Plan.
(2) Represents shares of common stock reserved for future grants under our Consultant Stock Plan.

                       AGREEMENTS WITH EXECUTIVE OFFICERS

         DHANANJAY G. WADEKAR. We entered into an employment agreement with Mr. Wadekar in May 2002 relating to his service as our president and chief executive officer, at an initial base salary of $250,000. Mr. Wadekar's salary is subject to annual review and adjustment by the compensation committee. Mr. Wadekar is also eligible to receive an annual bonus in an amount determined by the Compensation Committee of the Board of Directors. Mr. Wadekar's employment agreement provides for, among other things, that for a period of one year after his employment with us ends under certain circumstances, he will not engage in any business activity which is in competition with our business. In the event that we terminate Mr. Wadekar's employment without cause or Mr. Wadekar terminates his employment for "good reason" (defined in his employment agreement only as failure to be elected as president and chief executive officer, failure to be compensated as set forth in his employment agreement, our failure to maintain an office within 25 miles of Boston, any material reduction in responsibilities or an otherwise material breach of his employment agreement), we will be obligated to pay him an amount equal to the sum of: (a) his base salary earned through the date of his termination, (b) his pro rata share (based on the portion of the year during which he was employed) of the larger of the highest annual bonus paid during the three fiscal years preceding his termination or 20% of his current annual compensation, and (c) his deferred compensation.

         ROBERT WEINSTEIN. We entered into an amended and restated employment agreement with Mr. Weinstein in March 2004 relating to his service as our vice president and chief financial officer for an initial term of three years at an annual base salary of $200,000. In addition, Mr. Weinstein is eligible to participate in any bonus plan as we may maintain in effect from time to time on a basis substantially equivalent to other members of the Corporation's senior management, and to participate in our employee fringe benefit plans or programs generally available to our employees. In the event that we terminate Mr. Weinstein without cause, we will pay him severance in an amount equal to three months' base salary.

         KONSTANTIN OSTAFICIUK. We entered into an amended and restated employment agreement with Mr. Ostaficiuk in March 2004 to serve as our vice president of sales and marketing for an initial term of three years at an annual base salary of $200,000. He is also eligible to receive a bonus based on his incremental net sales to certain customers. Mr. Ostaficiuk participates in our employee fringe benefit plans or programs generally available to our employees. In the event that we terminate Mr. Ostaficiuk without cause, we will pay him severance in an amount equal to three months' base salary. If we undergo a change in control, and Mr. Ostaficiuk is terminated without cause, we will pay him 12 months of severance in an amount equal to his base salary, the pro rata portion of any bonus due and any additional options that would have been granted to Mr. Ostaficiuk.

         SHAILESH V. DAFTARI. We entered into an amended and restated employment agreement with Mr. Daftari in March 2004 whereby he will serve as our executive vice president and general manager for an initial term of three years at an annual base salary of $250,000. Mr. Daftari's agreement is in substantially the same form as that described for Mr. Weinstein.

         SHASHIKANT C. SHAH. We entered into an amended and restated employment agreement with Mr. Shah in March 2004 whereby he will serve as our vice president of quality and regulatory for an initial term of three years at an annual base salary of $225,000. Mr. Shah's agreement is in substantially the same form as that described for Mr. Weinstein.

PERFORMANCE GRAPH

         The following performance graph compares the performance of Able Laboratories' cumulative stockholder return with that of one broad market index, the Russell 2000 index, and a published industry or line of business index, the Nasdaq Pharmaceutical Index. The cumulative stockholder return for the shares of our common stock is calculated assuming $100 was invested on December 31, 1998. The cumulative stockholder returns for the market indexes are calculated assuming $100 was invested on December 31, 1998. We paid no cash dividends to our holders of common stock during the periods shown. The performance of the market indexes is shown on a total return (dividends reinvested) basis.

         In past years, we used the Nasdaq National Market Index for U.S. Companies as the broad market index for comparison purposes. That index is also shown on the graph below. We elected to switch to the Russell 2000 index this year after Able was added to the Russell 2000 index in 2003.











                               [PERFORMANCE GRAPH]

         BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         This report has been furnished by the compensation committee consisting of Elliot F. Hahn, Ph.D., Harry Silverman and Jerry I. Treppel, three non-employee members of the board of directors, who served as the members of the committee. The committee is primarily responsible for the review of executive compensation, which includes base salary and stock option awards.

         COMPENSATION POLICIES. Able Laboratories believes that it is critical to its continued success to attract and retain highly qualified executive officers who will play a vital role in future achievements. To this end, Able Laboratories has established its compensation policy to reward management based upon corporate, departmental and individual performance, which is measured against the internal goals set for each area. Able Laboratories also understands the need to provide long-term incentives to its executive officers to achieve future financial and strategic goals which include Able Laboratories' growth, and enhancement of Able Laboratories' profitability. Able Laboratories believes that its total compensation is sufficiently competitive to retain and, if necessary, attract executive officers capable of leading Able Laboratories in accomplishing its business goals.

         Executive compensation for fiscal 2003 consisted primarily of a base salary and equity-based long-term incentive compensation in the form of nonstatutory stock options. Since options granted generally vest over one to five-years, option awards encourage the holders to improve the profitability and shareholder value of Able Laboratories.

         BASE SALARIES AND CHIEF EXECUTIVE OFFICER COMPENSATION. The salaries of the executive officers are established annually by evaluating requirements of the position, the contribution of the individual executive with respect to Able Laboratories' performance and the executive's responsibility, technical experience and future potential. Base salaries of the executive officers are generally adjusted annually in January to reflect comparable executive salaries for comparably sized companies and to maintain the objectives of the compensation policy noted above. In determining base salaries, the compensation committee relies upon independent surveys of companies in the industry to determine whether Able Laboratories' executive compensation is in a competitive range for executives within Able Laboratories' industry. The annual salary of Dhananjay G. Wadekar, Able Laboratories' chief executive officer, for fiscal 2003 was $250,000.

         LONG-TERM INCENTIVE COMPENSATION. One of Able Laboratories' goals is the enhancement of shareholder value. The principal incentive tool used to achieve this goal is the periodic award to key employees of options to purchase common stock. Able Laboratories' stock option plans are long-term plans designed to link executive rewards to shareholder value over time. In fiscal 2003, Able Laboratories granted long-term incentive compensation in the form of non-statutory stock options to Able Laboratories' executive officers. These grants included options granted to Mr. Daftari to purchase up to 35,000 shares of our common stock, to Mr. Shah to purchase up to 35,000 shares of our common stock and to Mr. Ostaficiuk to purchase up to 20,000 shares of our common stock.

                                         SUBMITTED BY THE COMPENSATION COMMITTEE
                                         OF THE BOARD OF DIRECTORS

                                         Elliot F. Hahn, Ph.D.
                                         Harry Silverman
                                         Jerry I. Treppel



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         At the close of business on April 26, 2004, there were issued and outstanding 17,102,665 shares of our common stock. The following table provides information regarding beneficial ownership of our common stock as of April 26, 2004 by:

         o each person known by us to be the beneficial owner of more than five percent of our common stock;

         o  each of our directors;
         o  each executive officer named in the summary compensation table; and
         o  all of our current directors and executive officers as a group.

         The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion of shares listed as beneficially owned does not constitute an admission of beneficial ownership. Shares included in the "Right to Acquire" column consist of shares issuable upon conversion of Series Q Preferred Stock and shares that may be purchased through the exercise of options that vest within 60 days of April 26, 2004.

COMMON STOCK:
-------------

                                                  SHARES BENEFICIALLY OWNED
                                       ----------------------------------------------
    NAME AND ADDRESS OF                             RIGHT TO
    BENEFICIAL OWNER (1)               OUTSTANDING   ACQUIRE      TOTAL      PERCENT
------------------------------------   -----------  --------    ---------   ---------
Lazard Asset Management LLC (1).........  997,400         --      997,400      5.8%
  30 Rockefeller Place, 59th Floor
  New York, NY 10112
Schroder Investment Management North
  America Inc. and others (2)...........  835,200         --      835,200      4.9%
  787 Seventh Ave., 34th Floor
  New York, NY 10019
T. Rowe Price Associates, Inc. (3)......  934,500         --      934,500      5.5%
  100 East Pratt St
  Baltimore, Md 21202
Dhananjay G. Wadekar (4)................    5,011    928,969      933,980      5.2%
Robert Weinstein........................       --      7,500        7,500        *
Shailesh V. Daftari.....................    2,333    150,008      152,341        *
Shashikant C. Shah......................       --    105,009      105,009        *
Konstantin Ostaficiuk...................       --     13,500       13,500        *
Harry Silverman.........................   51,351     94,349      145,700        *
Jerry I. Treppel........................  161,316     47,500      208,816      1.2%
Elliot F. Hahn, Ph.D....................       --     40,000       40,000      0.2%
All directors and executive
officers as a group (14 persons)........  223,677  1,566,842    1,790,519      9.5%
-------------------

 *  Represents beneficial ownership of less than 1.0%.
(1) Based on a report on Schedule 13G with signatures dated February 13, 2004, filed with the Securities and Exchange Commission by Lazard Asset Management LLC, stating that it has sole voting power and sole dispositive power as to the shares.
(2) Based on a report on Schedule 13G with signatures dated February 13, 2004, filed with the Securities and Exchange Commission by Schroder Investment Management North America Inc., Schroder Investment Management International Ltd. and Barbara Brooke Manning. The Schedule 13-G states that Schroder Investment Management North America Inc. has sole voting power and sole dispositive power as to 830,700 shares, Schroder Investment Management International Ltd. has sole voting power and sole dispositive power as to 4,500 shares and Barbara Brooke Manning, Senior Vice President, Director and Chief Compliance Officer, has sole voting power and sole dispositive power as to 835,200 shares
(3) Based on a report on Schedule 13G with signatures dated February 9, 2004, filed with the Securities and Exchange Commission by T. Rowe Price Associates, Inc., stating that it has sole voting power as to 197,900 shares and sole dispositive power as to 934,500 shares, and disclaiming beneficial ownership of the shares.
(4) "Right to Acquire" column includes 782,217 shares of common stock subject to options exercisable by June 30, 2004; 2,775 shares of common stock issuable upon exercise of a warrant; 211 shares of common stock, and 73,376 shares issuable upon conversion of Series Q Preferred Stock, held by a revocable trust for the benefit of Mr. Wadekar; and 73,376 shares of common stock issuable upon conversion of Series Q Preferred Stock, and 2,775 shares of common stock issuable upon exercise of a warrant, held by a revocable trust for the benefit of Mr. Wadekar's spouse.

PREFERRED STOCK:
----------------

         We have one series of preferred stock outstanding, Series Q Preferred Stock. There were 14,373 shares of Series Q Preferred Stock outstanding as of March 31, 2004, convertible into an aggregate of approximately 843,710 shares, or approximately 4.7%, of our outstanding common stock. Each single share of Series Q Preferred Stock is convertible into approximately 58.7 shares of common stock. The following table provides information regarding beneficial ownership of our Series Q Preferred Stock outstanding as of March 31, 2004 by:

    o each person known by us to be the beneficial owner of more than five percent of our Series Q Preferred Stock;
    o    each of our directors;
    o    each executive officers named in the summary compensation table; and
    o    all of our current directors and executive officers as a group.

                                                                NUMBER OF SHARES     PERCENT OF
                                                                  BENEFICIALLY    PREFERRED STOCK
             NAME OF BENEFICIAL OWNER                                OWNED        OUTSTANDING (1)
----------------------------------------------------------------- ------------    ---------------
Corporate Opportunities Fund, L.P................................    1,034              7.2%
    c/o Sanders Morris Harris
    600 Travis, Suite 3100, Houston, TX 77002

Corporate Opportunities Fund (Institutional), L.P................    5,574             38.8%
    c/o Sanders Morris Harris
    600 Travis, Suite 3100, Houston, TX 77002

William Gale Trustee FBO Nathan P. Haselton......................    1,000              7.0%
    9917 Tabor Street, #5, Los Angeles, CA 90034

William Gale Trustee FBO James P. Haselton.......................    1,000              7.0%
    9917 Tabor Street, #5, Los Angeles, CA 90034

Dhananjay G. Wadekar (2).........................................    2,800             19.5%

Shailesh V. Daftari..............................................      250              1.7%

Shashikant C. Shah...............................................      250              1.7%

Harry Silverman..................................................      500              3.5%

All directors and executive officers as a group (14 persons).....    4,050             28.2%

--------------
(1) Able Laboratories has one series of preferred stock outstanding, Series Q Preferred Stock. There were 14,373 shares of Series Q Preferred Stock outstanding as of March 31, 2004. Each share of Series Q Preferred Stock is convertible into approximately 58.7 shares of common stock.
(2) Includes 1,250 shares of Series Q Preferred Stock held in a trust for the benefit of Mr. Wadekar's spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We sell products in the normal course of our business to Anda, Inc., a subsidiary of Andrx Corporation. Dr. Hahn serves on the board of directors of Andrx Corporation. In fiscal 2003 we made approximately $6.8 million in net sales to Anda, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our audit committee has reappointed Wolf & Company, P.C. as our independent accountants to audit our consolidated financial statements for the fiscal year ending December 31, 2004. We expect that representatives of Wolf & Company will be present at the annual meeting. They will have an opportunity to make a statement if they wish and will be available to respond to appropriate questions from stockholders.

         The following is a summary of the fees for professional services rendered by Wolf & Company for the fiscal years ended December 31, 2003 and December 31, 2002:

                                                         FEES
                                          ---------------------------------
FEE CATEGORY                              FISCAL 2003           FISCAL 2002
------------------------------------      -----------           -----------
Audit Fees                                $   166,412           $   117,150
Audit-Related Fees                             17,532                23,600
Tax Fees                                       34,275                33,260
All Other Fees                                  4,876                 7,500
                                          -----------           -----------
         Total Fees                       $   223,095           $   181,510
                                          ===========           ===========


         AUDIT FEES. Audit fees represent fees for professional services performed by Wolf & Company for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. For fiscal 2003, these services included services performed by Wolf & Company in connection with their attendance at our board meetings and audit committee meetings.

         AUDIT-RELATED FEES. Audit-related fees represent fees for assurance and related services performed by Wolf & Company that are reasonably related to the performance of the audit or review of our financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. For fiscal 2003, these services included services performed by Wolf & Company in connection with the filing of our registration statement on Form S-3 in July 2003 and registration statements on Form S-8 in February and August 2003, as well as auditing our 401(k) plan.

         TAX FEES. Tax fees represent fees for professional services performed by Wolf & Company with respect to tax compliance, tax advice and tax planning.

         ALL OTHER FEES. All Other Fees represent fees billed for products and services provided by Wolf & Company, other than those disclosed above. For fiscal 2003, these services included research on various accounting matters performed by Wolf & Company.

         PRE-APPROVAL POLICIES AND PROCEDURES

         At present, it is the practice of our audit committee to approve each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Audit Committee may delegate approval authority to its Chair from time to time. Also, our audit committee has established pre-approval policies and procedures in accordance with SEC regulations, describing the specific audit, audit-related, tax and all other services that have been pre-approved by the committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless our audit committee specifically provides for a different period. Our audit committee will annually review the pre-approval policies and procedures and the services that may thus be provided by our independent auditors, and will revise the list of pre-approved services from time to time based on subsequent determinations.

         None of the services provided by our independent auditors for fiscal 2003 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ABLE LABORATORIES, INC.


                                         By:  /s/ Dhananjay G. Wadekar
                                              ----------------------------------
                                              Dhananjay G. Wadekar
                                              President, Chief Executive Officer
                                              and Secretary

                                  EXHIBIT INDEX
                                  -------------




31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer


31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer