Form 10-Q
period 2004-03-31
ABLE LABORATORIES INC
filed 2004-05-07
CIK 857171

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 2004


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

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act).  Yes [X]   No [_]

As of April 16, 2004 there were 17,022,665 outstanding shares of common stock, $.01 par value per share.

================================================================================

                             ABLE LABORATORIES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                 MARCH 31, 2004

                                TABLE OF CONTENTS


Facing Page..................................................................  1
Table of Contents............................................................  2


PART I.   FINANCIAL INFORMATION(*)

Item 1.   Financial Statements:
          Condensed Balance Sheets...........................................  3
          Condensed Statements of Income.....................................  4
          Condensed Statements of Changes in Stockholders' Equity ...........  5
          Condensed Statements of Cash Flows.................................  6
          Notes to Unaudited Condensed Financial Statements..................  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 11

Item 4.   Controls and Procedures............................................ 15



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 17
Item 2.   Changes in Securities.............................................. 17
Item 5.   Other Information.................................................. 17
Item 6.   Exhibits and Reports on Form 8-K................................... 17

SIGNATURES .................................................................. 20



(*) The financial information at December 31, 2003 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                                            MARCH 31,       DECEMBER 31,
                                                                              2004              2003
                                                                          ------------      ------------
Current assets:
Cash and cash equivalents                                                 $ 15,907,513      $ 20,065,248
Accounts receivable, net of allowances of $19,500,298 and $24,007,583       12,884,566         8,626,023
Inventory                                                                   16,828,172        16,602,608
Deferred income tax asset                                                    4,760,000         4,760,000
Prepaid expenses and other current assets                                    1,741,486         1,644,068
                                                                          ------------      ------------
         Total current assets                                               52,121,737        51,697,947
                                                                          ------------      ------------

Property and equipment, net                                                 23,084,873        18,953,744
                                                                          ------------      ------------

Other assets:
Debt financing costs, net of accumulated amortization                           89,507            91,708
Cash deposits with bond trustee                                                570,841           525,907
Deferred income tax asset                                                    9,236,000         9,709,000
Goodwill                                                                     3,922,655         3,904,094
Deposits and other assets                                                      470,087           481,755
                                                                          ------------      ------------
         Total other assets                                                 14,289,090        14,712,464
                                                                          ------------      ------------
                                                                          $ 89,495,700      $ 85,364,155
                                                                          ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Notes payable and current portion of long-term debt                       $    242,283      $    239,038
Accounts payable                                                             4,444,059         3,293,168
Accrued expenses                                                             1,383,341         1,114,976
                                                                          ------------      ------------
         Total current liabilities                                           6,069,683         4,647,182
Long-term debt, less current portion                                         3,935,000         3,935,000
                                                                          ------------      ------------
         Total liabilities                                                  10,004,683         8,582,182
                                                                          ------------      ------------

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 14,373 and 17,025 shares of Series Q outstanding (liquidation value
   $1,437,300 and $1,702,500)                                                      144               171
Common stock, $.01 par value, 25,000,000 shares authorized,
   17,011,345 and 16,761,216 shares issued and outstanding                     170,113           167,611
Additional paid-in capital                                                 116,892,087       116,060,210
Accumulated deficit                                                        (37,442,657)      (39,295,941)
Unearned stock-based compensation                                             (128,670)         (150,078)
                                                                          ------------      ------------
         Total stockholders' equity                                         79,491,017        76,781,973
                                                                          ------------      ------------
                                                                          $ 89,495,700      $ 85,364,155
                                                                          ============      ============

       See accompanying notes to unaudited condensed financial statements.

                             ABLE LABORATORIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                          ------------------------------
                                                                            MARCH 31,         MARCH 31,
                                                                              2004              2003
                                                                          ------------      ------------
Sales, net                                                                $ 21,452,436      $ 15,000,065
Cost of sales                                                               11,919,012         8,451,653
                                                                          ------------      ------------
       Gross profit                                                          9,533,424         6,548,412
                                                                          ------------      ------------

Operating expenses:
   Selling, general and administrative                                       2,998,416         2,414,968
   Research and development                                                  3,546,388         2,126,612
                                                                          ------------      ------------
       Total operating expenses                                              6,544,804         4,541,580
                                                                          ------------      ------------

       Operating income                                                      2,988,620         2,006,832
                                                                          ------------      ------------

Other income (expense):
   Interest and financing expense                                              (57,966)         (201,323)
   Miscellaneous income (expense), net                                          77,630           (10,469)
                                                                          ------------      ------------
       Other income (expense), net                                              19,664          (211,792)
                                                                          ------------      ------------

Income before income taxes                                                   3,008,284         1,795,040
Provision for income taxes                                                   1,155,000           711,000
                                                                          ------------      ------------
       Net income                                                            1,853,284         1,084,040

Dividends on preferred stock                                                    31,120           102,474
                                                                          ------------      ------------
Net income applicable to common stockholders                              $  1,822,164      $    981,566
                                                                          ============      ============

Net income per share:
       Basic                                                              $       0.11      $       0.08
                                                                          ============      ============
       Diluted                                                            $       0.10      $       0.06
                                                                          ============      ============

Weighted average shares outstanding:
       Basic                                                                16,846,693        12,762,868
                                                                          ============      ============
       Diluted                                                              19,306,144        17,144,389
                                                                          ============      ============


       See accompanying notes to unaudited condensed financial statements.

                             ABLE LABORATORIES, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                  PREFERRED STOCK       COMMON STOCK        ADDITIONAL                     UNEARNED
                                 ----------------   --------------------      PAID-IN      ACCUMULATED    STOCK-BASED
                                 SHARES   AMOUNT      SHARES     AMOUNT       CAPITAL        DEFICIT     COMPENSATION      TOTAL
                                 ------  --------   ----------  --------   ------------   ------------   ------------   -----------
Balance at December 31, 2002     53,150  $    532   12,554,206  $125,542   $ 82,423,790   $(47,783,489)  $    (74,600)  $34,691,775

Stock options and warrants
   exercised                         --        --       13,404       134          6,117             --             --         6,251
Conversion of preferred stock    (8,410)      (84)     493,678     4,937         (4,853)            --             --            --
Dividends on preferred stock         --        --           --        --       (102,474)            --             --      (102,474)
Amortization of unearned
   stock-based compensation          --        --           --        --             --             --          9,325         9,325
Tax benefit on stock options         --        --           --        --         13,600             --             --        13,600
Net income                           --        --           --        --             --      1,084,040             --     1,084,040
                                 ------  --------   ----------  --------   ------------   ------------   ------------   -----------
Balance at March 31, 2003        44,740  $    448   13,061,288  $130,613   $ 82,336,180   $(46,699,449)  $    (65,275)  $35,702,517
                                 ======  ========   ==========  ========   ============   ============   ============   ===========



Balance at December 31, 2003     17,025  $    171   16,761,216  $167,611   $116,060,210   $(39,295,941)  $   (150,078)  $76,781,973

Stock options and warrants
   exercised                         --        --       94,451       945        349,527             --             --       350,472
Conversion of preferred stock    (2,652)      (27)     155,678     1,557         (1,530)            --             --            --
Dividends on preferred stock         --        --           --        --        (31,120)            --             --       (31,120)
Amortization of unearned
   stock-based compensation          --        --           --        --             --             --         21,408        21,408
Tax benefit on stock options         --        --           --        --        515,000             --             --       515,000
Net income                           --        --           --        --             --      1,853,284             --     1,853,284
                                 ------  --------   ----------  --------   ------------   ------------   ------------   -----------
Balance at March 31, 2004        14,373  $    144   17,011,345  $170,113   $116,892,087   $(37,442,657)  $   (128,670)  $79,491,017
                                 ======  ========   ==========  ========   ============   ============   ============   ===========

       See accompanying notes to unaudited condensed financial statements

                             ABLE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                THREE MONTHS ENDED
                                                                          ------------------------------
                                                                            MARCH 31,         MARCH 31,
                                                                              2004              2003
                                                                          ------------      ------------
Cash flows from operating activities:
   Net income                                                             $  1,853,284      $  1,084,040
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Deferred income tax expense                                               899,000           524,100
     State tax benefit for stock options                                        89,000             3,000
     Amortization of unearned compensation                                      21,408             9,325
     Depreciation and amortization                                             648,255           489,401
   (Increase) decrease in operating assets:
     Accounts receivable                                                    (4,258,543)       (2,924,609)
     Inventory                                                                (225,564)       (1,205,538)
     Prepaid expenses and other current assets                                 (97,418)           75,926
     Deposits and other assets                                                 (33,266)         (114,810)
   Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                                   1,484,627        (1,770,268)
                                                                          ------------      ------------
         Net cash provided by (used for) operating activities                  380,783        (3,829,433)
                                                                          ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment                                       (4,773,939)       (1,888,068)
   Purchase of LiquiSource assets                                              (18,561)               --
                                                                          ------------      ------------
         Net cash provided by (used for) investing activities               (4,792,500)       (1,888,068)
                                                                          ------------      ------------

Cash flows from financing activities:
   Net proceeds from stock warrants and options                                350,472             6,251
   Net proceeds from debt obligations                                               --         5,753,255
   Repayment of debt obligations                                                    --           (85,000)
   Preferred stock dividends paid                                              (96,490)         (238,196)
                                                                          ------------      ------------
         Net cash provided by (used for) financing activities                  253,982         5,436,310
                                                                          ------------      ------------

Net change in cash and cash equivalents                                     (4,157,735)         (281,191)
Cash and cash equivalents at beginning of period                            20,065,248         1,801,127
                                                                          ------------      ------------

Cash and cash equivalents at end of period                                $ 15,907,513      $  1,519,936
                                                                          ============      ============

Supplemental cash flow information:
   Interest paid                                                          $     52,520      $    152,208
   Income taxes paid                                                           499,045           380,000


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

       The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

USE OF ESTIMATES

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of receivables, including allowances for chargebacks, rebates and returns, inventory, investment in RxBazaar securities and notes receivable and the valuation of deferred tax assets. Actual results could differ from those estimates.

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

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           2004         2003
                                                        ----------   ----------
Net income as reported                                  $1,853,284   $1,084,040
Add stock-based compensation under APB No. 25               21,408        9,325
Deduct stock-based compensation under SFAS No. 123        (478,338)    (123,790)
                                                        ----------   ----------
Pro forma net income                                     1,396,354      969,575
Less dividends on preferred stock                           31,120      102,474
                                                        ----------   ----------
Pro forma net income applicable to common stockholders  $1,365,234   $  867,101
                                                        ==========   ==========
Net income per share:
  Basic - as reported                                   $     0.11   $     0.08
                                                        ==========   ==========
  Basic - Pro forma                                     $     0.08   $     0.07
                                                        ==========   ==========
  Diluted - as reported                                 $     0.10   $     0.06
                                                        ==========   ==========
  Diluted - Pro forma                                   $     0.07   $     0.06
                                                        ==========   ==========

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


2.     ACQUISITION OF LIQUISOURCE, INC.

       On November 17, 2003, we acquired substantially all the net assets of LiquiSource, Inc. for cash. LiquiSource was a privately held developer and manufacturer of prescription generic liquid pharmaceuticals. The acquisition has been accounted for as a purchase and the results of operations of LiquiSource have been included in our financial statements since the date of acquisition. We acquired inventory of $250,000, property and equipment of $68,565 and other assets totaling $30,000, net of accounts payable and accrued expenses of $88,861. We recorded goodwill of $3,922,655 for the excess of the purchase price over the net assets acquired, which includes acquisition costs of $63,770. Goodwill will not be amortized but will be tested at least annually for impairment. For income tax purposes, we expect the full amount of the goodwill to be deductible over its fifteen-year amortization period.

       Unaudited pro forma operating results for the three months ended March 31, 2003, assuming the acquisition of LiquiSource had been made as of the beginning of 2003, are as follows:

Sales, net                                                     $15,457,697
Net income applicable to common stockholders                   $ 1,053,791
Net income per share:
       Basic                                                   $      0.08
       Diluted                                                 $      0.07

3.     INVENTORY

       Inventory consists of the following:

                                                      MARCH 31,    DECEMBER 31,
                                                        2004           2003
                                                    ------------   ------------
       Raw materials                                $  9,332,379   $  9,247,553
       Work-in-progress                                1,838,295      2,153,363
       Finished goods                                  5,657,498      5,201,692
                                                    ------------   ------------
                                                    $ 16,828,172   $ 16,602,608
                                                    ============   ============


4.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                      MARCH 31,    DECEMBER 31,
                                                        2004           2003
                                                    ------------   ------------
       Machinery and equipment                      $ 11,294,958   $ 10,671,907
       Furniture, fixtures and computers               1,876,338      1,678,832
       Building and leasehold improvements            12,002,025      9,107,877
       Land                                              561,000        561,000
       Construction in process                         2,595,215      1,535,981
                                                    ------------   ------------
                                                      28,329,536     23,555,597
       Less accumulated depreciation and
       amortization                                   (5,244,663)    (4,601,853)
                                                    ------------   ------------
                                                    $ 23,084,873   $ 18,953,744
                                                    ============   ============


5.     DEBT

       Debt consists of the following:

                                                      MARCH 31,    DECEMBER 31,
                                                        2004           2003
                                                    ------------   ------------
       NJEDA bonds                                  $  1,030,000   $  1,030,000
       Revolving credit agreement                      3,000,000      3,000,000
       Unsecured notes payable, net of discount          147,283        144,038
                                                    ------------   ------------
            Total                                      4,177,283      4,174,038
       Less current portion                              242,283        239,038
                                                    ------------   ------------
       Long-term debt                               $  3,935,000   $  3,935,000
                                                    ============   ============

REVOLVING CREDIT AGREEMENT

       On March 2, 2004, we entered into a new $20 million revolving credit agreement with our existing lender. This new revolver replaces the existing revolving credit facility of $10 million. The new revolver bears interest, at inception, at LIBOR plus 1.25% based upon our current leverage ratio and requires no monthly principal payments. In addition, the new revolver is expandable to $30 million upon our request and the approval of the bank. The revolver matures in March 2007.

       The revolver is secured by substantially all of our assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loans are subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a current ratio. We used this new revolver to repay the entire outstanding balance under the old revolver of $3.0 million.

NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY SERIES 1999A BONDS

         See "Liquidity and Capital Resources" below for information regarding the repayment of our 1999 loan from the New Jersey Economic Devekopment Authority and the authority's pending redemption of the Series 1999A bonds issued in connection with the loan.


6.     PREFERRED STOCK

       The Series Q carries an 8% dividend and is convertible to common stock at approximately 58.7 shares of common stock for each share of Series Q. The outstanding 14,373 shares of Series Q are convertible into 843,710 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

       The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-Q which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue", and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors listed below, as well as any other instances of cautionary language in this report, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Form 10-Q could materially and adversely affect our business. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

       Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this Quarterly Report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003, including but not limited to the section therein entitled "Certain Factors That May Affect Future Results," as well as the factors discussed in our Registration Statement on Form S-3, File No. 333-106964, filed with the Securities and Exchange Commission on July 11, 2003, under the heading "Risk Factors."

       In addition to the risks and uncertainties posed generally by the generic drug industry, we face the following risks and uncertainties:

       o    we may have difficulty managing our growth;

       o if we are unable to retain our key personnel or continue to attract and retain additional qualified professionals we may be unable to carry out our plans to maintain or expand our business;

       o we face intense competition from other manufacturers of generic drugs;

       o our revenues and gross profit from individual generic drug products are likely to decline as competing firms introduce their own equivalent products;

       o in some circumstances, we may retroactively reduce the price of products that we have already sold to customers but that have not been resold by such customers;

       o    our ability to develop liquid formulations is unproven;

       o new developments by other manufacturers could render our products uncompetitive or obsolete;

       o we are obligated to issue a large number of shares of common stock for no additional consideration at prices lower than the current market value;

       o conversion of outstanding shares of convertible preferred stock or the exercise of other derivative securities may reduce the market price of our outstanding common stock;

       o the value of our common stock has fluctuated widely in the past and investors could lose money on their investments in our stock;

       o we may face product liability for which we may not be adequately insured;

       o intense regulation by government agencies or our failure to comply with applicable regulations may delay or impede our efforts to commercialize our proposed drug products (see Item 5, "Other Information -- FDA Warning Letter" below); and

       o we depend on third parties to supply the raw materials used in our products, and any failure to obtain a sufficient supply of raw materials from these suppliers could materially and adversely affect our business.

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

       In 2004, we expect to continue to increase our sales of generic drug products by attempting to increase sales of our existing products and by obtaining ANDA approvals from the FDA for new products. Also, in November 2003, we acquired substantially all the assets of LiquiSource, Inc., a privately-held developer and manufacturer of liquid pharmaceuticals. We intend to develop our liquids formulation ability and position ourselves to add liquids products to our product line, through our utilization of the assets we acquired from LiquiSource. To accomplish these objectives, in 2003 we entered into a long-term lease for our new facility in Cranbury, New Jersey, which we intend to use for our solid and semi-solid dosage manufacturing operations and our executive offices. Also in 2003, we purchased the building and leasehold improvements at our facility located at 6 Hollywood Court, South Plainfield, New Jersey, where we currently conduct all of our manufacturing operations and which we intend to use in the future for our liquids manufacturing business.

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

                          CRITICAL ACCOUNTING POLICIES

       Our significant accounting policies are more fully described in Note 1 to our financial statements included in this Quarterly Report and in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       Our significant accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies for the three months ended March 31, 2004. We did not make any changes in those policies during the period.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

       Sales for the three months ended March 31, 2004 increased by $6,452,371 or 43.0%, from the corresponding period in 2003, primarily due to a greater number of products available for sale as well as higher demand for our products. Sales for the three months ended March 31, 2004 were $21,452,436, compared to $15,000,065 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we had 22 FDA approved product families, in 51 different strengths, available for sale, compared to 18 FDA approved product families in 37 different strengths, available for sale during the three months ended March 31, 2003.

       Cost of sales was $11,919,012, or 55.6% of sales, for the three months ended March 31, 2004, compared to $8,451,653, or 56.3% of sales, for the three months ended March 31, 2003. The increase in our gross profit of $2,985,012, from $6,548,412 for the three months ended March 31, 2003 to $9,533,424 for the three months ended March 31, 2004 is primarily attributable to a favorable product mix including sales of an increased number of first-to-market products, offset partially by approximately $400,000 of expenses incurred while building our new Cranbury, NJ manufacturing facility.

       Selling, general and administrative expenses for the three months ended March 31, 2004 were $2,998,416, compared to $2,414,968 for the three months ended March 31, 2003. The increase of $583,448 is primarily due to increases in salaries and benefits, business insurance, and advertising and trade show expenses of approximately $306,000, $297,000 and $261,000, respectively. These increased expenses were partially offset by cost savings of approximately $157,000 and $130,000 in sales commissions and investor relations fees, respectively. We added several new employees after March 2003 to support our growth effort throughout 2003 and the three months ended March 31, 2004. The increased expenses for business insurance relate to increased product sales which require additional insurance coverage. We increased our presence at a number of industry trade shows, in addition to increasing our marketing expenses. The cost reductions are the direct result of our increased focus on reducing our dependence on third party vendors. The expiration of our sales agreement with Bi-Coastal

Pharmaceutical Corporation contributed to the commissions cost savings. Our decision to move the majority of our investor relations activities in-house resulted in the investor relations cost savings.

       Research and development expenses for the three months ended March 31, 2004 were $3,546,388, compared to $2,126,612 for the three months ended March 31, 2003. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. The increase of $1,419,776 is primarily due to an increase in milestone payments to raw material suppliers working in conjunction with us to develop new products and biostudies and outside assays conducted by independent contract research organizations of approximately $521,000 and $615,000, respectively. The balance of approximately $284,000 is due to increased activity in supporting a higher number of research projects offset by various cost savings in other areas. These support activities include quality assurance, stability testing and regulatory support. At this time approximately 40 quality and regulatory employees are providing support function for the primary research and development activity. We received FDA approval for one new product during the three months ended March 31, 2004. As of April 16, 2004, we had 18 abbreviated new drug applications pending approval with the FDA and we expect to increase our research and development activities for additional products over the next several months.

       Our operating income for the three months ended March 31, 2004 increased by $981,788 to $2,988,620, compared to $2,006,832 for the three months ended March 31, 2003. This improvement is primarily due to an increase in our sales volume, which resulted in a $2,985,012 increase in gross profit. The increase in gross profit was partially offset by our increased investment in research and development expenses of $1,419,776 and the $583,448 increase in selling, general and administrative expenses.

       Interest and financing expenses for the three months ended March 31, 2004 were $57,966, compared to $201,323 for the three months ended March 31, 2003. Interest expense decreased as we paid down debt obligations in July 2003 with our June 2003 private placement proceeds. Miscellaneous income primarily consists of interest income from cash deposits resulting from the sale of common stock, partially offset by miscellaneous expenses.

       Income tax expense for the three months ended March 31, 2004 was $1,155,000, compared to income tax expense of $711,000 in the prior period. Our effective tax rate for the three months ended March 31, 2004 and 2003 was 38.4% and 39.6%, respectively. The decrease in our effective tax rate is due to a lower effective rate for state taxes. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

       We recorded net income of $1,853,284 for the three months ended March 31, 2004, compared to net income of $1,084,040 for the three months ended March 31, 2003. We recorded net income applicable to common stock of $1,822,164 or $0.11 per share, for the three months ended March 31, 2004, compared to net income applicable to common stock of $981,566 or $0.08 per share for the three months ended March 31, 2003. Diluted earnings per share were $0.10 for the three months ended March 31, 2004, compared to diluted earnings per share of $0.06 for the three months ended March 31, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 2004, we had working capital of $46,052,054, compared to working capital of $47,050,765 at December 31, 2003. Cash was $15,907,513 as of March 31, 2004, compared to $20,065,248 at December 31, 2003. The $998,711 decrease in working capital is primarily due to our net income of $1,853,284 for the three months ended March 31, 2004 and non-cash expenses for deferred taxes, depreciation and amortization of $1,568,663 being offset by our additional investment of $4,773,939 in property and equipment. We expect to make additional investments of approximately $10,000,000 in property and equipment during 2004. Most of the investments will be made at our new facility. Our new facility should allow us to expand our current manufacturing capabilities and alleviate certain current manufacturing constraints. In addition, the new facility should allow us to consolidate a substantial portion of our existing operations upon expiration of current lease obligations.

       Other significant changes in our working capital components include an increase of $4,258,543 in accounts receivable. The increase in accounts receivable is primarily due to a slow-down in collections that occurred during the first quarter of 2004. The accounts receivable allowance consists of allowances for returns, doubtful accounts, customer chargebacks, rebates, and pricing adjustments. Our allowance for chargebacks, rebates, returns, pricing adjustments and other allowances consists primarily of allowances stipulated by contracts with major drug wholesalers and are customary in the generic drug industry. We establish these allowances as we recognize the sales and monitor these allowances on an ongoing basis. To date, actual amounts have not differed materially from our estimates.

       On March 2, 2004, we entered into a new $20 million revolving credit agreement with our existing lender. This new revolver replaces the existing revolving credit facility of $10 million. The new revolver bears interest, at inception, at LIBOR plus 1.25% based upon our current leverage ratio and requires no monthly principal payments. In addition, the new revolver is expandable to $30 million upon our request and the approval of the bank. The revolver matures in March 2007.

       The revolver is secured by substantially all of our assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loans are subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a current ratio. We used this new revolver to repay the entire outstanding balance under the old revolver of $3.0 million.

       In May 2004, we repaid the entire outstanding principal and accrued interest of a note payable to the New Jersey Economic Development Authority evidencing our debt underlying the Authority's 8% Series 1999A Industrial Development Revenue Bonds, with a face value of $1,030,000. We expect that the Authority will redeem the bonds in early June 2004. The total payoff amount to retire the bonds consistent of a $1,101,600 cash disbursement, including a $20,600 call premium equal to 2% of the face value of the bonds, accrued interest of $41,200 and estimated fees and expenses of $10,000. This cash disbursement was achieved through the use of escrowed funds held by the bonds' trustee totaling approximately $586,000 resulting in a net cost outlay of approximately $516,000.

       We expect to fund our working capital needs from operations and from amounts available from borrowings under our revolving credit agreement.


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

       During the three months ended March 31, 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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


ITEM 2.  CHANGES IN SECURITIES

         (a) Not applicable

         (b) Not applicable

         (c) Sales of Unregistered Securities. During the quarter ending March 31, 2004, we issued 1,184 shares of common stock upon the exercise of warrants in reliance on one or more exemptions under the Securities Act including Section 3(a)(9) of the Act and Rule 506 under the Act.


ITEM 5.  OTHER INFORMATION

FDA Warning Letter

         Our facilities are subject to periodic FDA inspection for, among other things, conformance to current Good Manufacturing Practices, or cGMP. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 notice. In January 2004, the FDA initiated an inspection of our South Plainfield, New Jersey manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice concerning our compliance with cGMP, including certain observations by the inspectors related to our failure to report adverse drug events in accordance with the applicable rules and regulations. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter on April 23, 2004 relating to these observations. We are currently reviewing each of the observations in the warning letter and will prepare a written response with an explanation of the corrective actions that we have taken.

         We expect to be able to address the FDA's observations in a timely and effective manner, and we believe that the warning letter may not materially affect our operations. Since receiving the warning letter, we have received 4 new ANDA approvals. We can, however, give no assurance that we will receive approval from the FDA to market the products covered by our pending and planned applications, or that regulation by the FDA or other government agencies will not delay or impede our efforts to commercialize our proposed products. See "Certain Factors That May Affect Future Results," above.


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

10.1 *Amended and Restated Employment Agreement dated March 1, 2004 with Nitin Kotak (filed as Exhibit 10.3 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.2 *Amended and Restated Employment Agreement dated March 1, 2004 with Robert Weinstein (filed as Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.3 *Amended and Restated Employment Agreement dated March 1, 2004 with Shailesh Daftari (filed as Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.4 *Amended and Restated Employment Agreement dated March 1, 2004 with Shashikant Shah (filed as Exhibit 10.6 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.5 *Amended and Restated Employment Agreement dated March 1, 2004 with Hemanshu N. Pandya (filed as Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.6 *Amended and Restated Employment Agreement dated March 1, 2004 with Konstantin Ostaficiuk (filed as Exhibit 10.8 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.7 *Amended and Restated Employment Agreement dated March 1, 2004 with Kamlesh Haribhakti (filed as Exhibit 10.9 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.8 *Amended and Restated Employment Agreement dated March 1, 2004 with Iva Klemick (filed as Exhibit 10.10 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.9 *Amended and Restated Employment Agreement dated March 1, 2004 with Howard Schneider (filed as Exhibit 10.11 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.10 Credit Agreement with Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.53 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.11 Revolving Credit Note in favor of Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.54 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.12 Security Agreement with Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.55 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.13 Pledge Agreement dated March 2, 2004 in favor of Citizens Bank of Massachusetts (filed as Exhibit 10.56 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
------------------
* Management contract or compensatory plan, contract or arrangement.

         (b) Reports on Form 8-K

         On February 26, 2004, we filed a Form 8-K relating to the press release reporting our financial results for the year ended December 31, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ABLE LABORATORIES, INC.



Dated:  May 7, 2004                                By: /s/ Dhananjay G. Wadekar
                                                       ------------------------
                                                       Dhananjay G. Wadekar
                                                       Chief Executive Officer



                                                   By: /s/ Robert Weinstein
                                                       ------------------------
                                                       Robert Weinstein
                                                       Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT
NO.      ITEM
-------  ----

10.10 Credit Agreement with Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.53 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.11 Revolving Credit Note in favor of Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.54 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.12 Security Agreement with Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.55 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.13 Pledge Agreement dated March 2, 2004 in favor of Citizens Bank of Massachusetts (filed as Exhibit 10.56 to the Company's Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.