Form 10-Q
period 2004-06-30
ABLE LABORATORIES INC
filed 2004-08-06
CIK 857171

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 2004


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

As of July 31, 2004 there were 17,356,268 outstanding shares of common stock, $.01 par value per share.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 11

Item 4.   Controls and Procedures............................................ 17



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 18
Item 2.   Changes in Securities.............................................. 18
Item 4.   Submission of Matters to a Vote of Security Holders................ 18
Item 5.   Other Information.................................................. 19
Item 6.   Exhibits and Reports on Form 8-K................................... 19

SIGNATURES .................................................................. 22



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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                             June 30,         December 31,
                                                                               2004               2003
                                                                          -------------      -------------
Current assets:
Cash and cash equivalents                                                 $   7,948,098      $  20,065,248
Accounts receivable, net of allowances of $22,677,801 and $24,007,583        15,256,839          8,626,023
Inventory                                                                    20,763,805         16,602,608
Deferred income tax asset                                                     4,760,000          4,760,000
Prepaid expenses and other current assets                                     2,351,783          1,644,068
                                                                          -------------      -------------
            Total current assets                                             51,080,525         51,697,947
                                                                          -------------      -------------

Property and equipment, net                                                  29,203,377         18,953,744
                                                                          -------------      -------------
Other assets:
Debt financing costs, net of accumulated amortization                              --               91,708
Cash deposits with bond trustee                                                    --              525,907
Deferred income tax asset                                                     9,046,000          9,709,000
Goodwill                                                                      3,922,655          3,904,094
Deposits and other assets                                                       357,712            481,755
                                                                          -------------      -------------
            Total other assets                                               13,326,367         14,712,464
                                                                          -------------      -------------
                                                                          $  93,610,269      $  85,364,155
                                                                          =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Notes payable and current portion of long-term debt                       $        --        $     239,038
Accounts payable                                                              5,874,232          3,293,168
Accrued expenses                                                              1,239,016          1,114,976
                                                                          -------------      -------------
            Total current liabilities                                         7,113,248          4,647,182
Long-term debt, less current portion                                          3,000,000          3,935,000
                                                                          -------------      -------------
            Total liabilities                                                10,113,248          8,582,182
                                                                          -------------      -------------
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 13,598 and 17,025 shares of Series Q outstanding (liquidation value
   $1,359,800 and $1,702,500)                                                       137                171
Common stock, $.01 par value, 25,000,000 shares authorized,
   17,255,242 and 16,761,216 shares issued and outstanding                      172,552            167,611
Additional paid-in capital                                                  118,684,726        116,060,210
Accumulated deficit                                                         (35,257,549)       (39,295,941)
Unearned stock-based compensation                                              (102,845)          (150,078)
                                                                          -------------      -------------
            Total stockholders' equity                                       83,497,021         76,781,973
                                                                          -------------      -------------
                                                                          $  93,610,269      $  85,364,155
                                                                          =============      =============

       See accompanying notes to unaudited condensed financial statements.

                             ABLE LABORATORIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                 ------------------------------      ------------------------------
                                                   June 30,          June 30,          June 30,          June 30,
                                                     2004              2003              2004              2003
                                                 ------------      ------------      ------------      ------------
Sales, net                                       $ 23,005,282      $ 18,943,696      $ 44,457,718      $ 33,943,761
Cost of sales                                      12,191,868         9,943,280        24,110,880        18,394,933
                                                 ------------      ------------      ------------      ------------
         Gross profit                              10,813,414         9,000,416        20,346,838        15,548,828
                                                 ------------      ------------      ------------      ------------
Operating expenses:
   Selling, general and administrative              3,629,760         2,273,700         6,628,176         4,688,668
   Research and development                         3,493,548         2,276,083         7,039,936         4,402,695
                                                 ------------      ------------      ------------      ------------
         Total operating expenses                   7,123,308         4,549,783        13,668,112         9,091,363
                                                 ------------      ------------      ------------      ------------

         Operating income                           3,690,106         4,450,633         6,678,726         6,457,465
                                                 ------------      ------------      ------------      ------------
Other income (expense):
   Interest and financing expense                     (50,619)         (219,759)         (108,585)         (421,082)
   Loss on early retirement of debt                  (118,440)         (241,999)         (118,440)         (241,999)
   Miscellaneous income (expense), net                 24,061            51,981           101,691            41,512
                                                 ------------      ------------      ------------      ------------
         Other income (expense), net                 (144,998)         (409,777)         (125,334)         (621,569)
                                                 ------------      ------------      ------------      ------------

Income before income taxes                          3,545,108         4,040,856         6,553,392         5,835,896
Provision for income taxes                          1,360,000         1,613,900         2,515,000         2,324,900
                                                 ------------      ------------      ------------      ------------
         Net income                                 2,185,108         2,426,956         4,038,392         3,510,996

Dividends on preferred stock                           30,289            75,595            61,409           178,069
                                                 ------------      ------------      ------------      ------------
Net income applicable to common stockholders     $  2,154,819      $  2,351,361      $  3,976,983      $  3,332,927
                                                 ============      ============      ============      ============
Net income per share:
         Basic                                   $       0.13      $       0.17      $       0.23      $       0.25
                                                 ============      ============      ============      ============
         Diluted                                 $       0.11      $       0.14      $       0.21      $       0.20
                                                 ============      ============      ============      ============

Weighted average shares outstanding:
         Basic                                     17,144,985        13,516,125        16,995,839        13,141,577
                                                 ============      ============      ============      ============
         Diluted                                   19,395,331        17,471,244        19,348,754        17,319,932
                                                 ============      ============      ============      ============

       See accompanying notes to unaudited condensed financial statements.

                             ABLE LABORATORIES, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                               Preferred Stock                        Common Stock
                                                      --------------------------------      -------------------------------
                                                          Shares            Amount              Shares             Amount
                                                      -------------      -------------      -------------     -------------
Balance at December 31, 2002                                 53,150      $         532         12,554,206     $     125,542

Sale of common stock                                           --                 --            1,600,000            16,000
Stock options and warrants exercised                           --                 --              116,759             1,168
Conversion of debt                                             --                 --              126,097             1,260
Conversion of preferred stock                               (20,984)              (210)         1,231,786            12,318
Dividends on preferred stock                                   --                 --                 --                --
Stock-based compensation                                       --                 --                 --                --
Amortization of unearned stock-based compensation              --                 --                 --                --
Tax benefit on stock options                                   --                 --                 --                --
Net income                                                     --                 --                 --                --

Balance at June 30, 2003                                     32,166      $         322         15,628,848     $     156,288


Balance at December 31, 2003                                 17,025      $         171         16,761,216     $     167,611

Stock options and warrants exercised                           --                 --              292,854             2,929
Conversion of preferred stock                                (3,427)               (34)           201,172             2,012
Dividends on preferred stock                                   --                 --                 --                --
Amortization of unearned stock-based compensation              --                 --                 --                --
Tax benefit on stock options                                   --                 --                 --                --
Net income                                                     --                 --                 --                --
                                                      -------------      -------------      -------------     -------------
Balance at June 30, 2004                                     13,598      $         137         17,255,242     $     172,552
                                                      =============      =============      =============     =============

                                                        Additional                           Unearned
                                                         Paid-in          Accumulated       Stock-Based
                                                         Capital            Deficit         Compensation           Total
                                                      -------------      -------------      -------------      -------------
Balance at December 31, 2002                          $  82,423,790      $ (47,783,489)     $     (74,600)     $  34,691,775

Sale of common stock                                     28,457,000               --                 --           28,473,000
Stock options and warrants exercised                        323,577               --                 --              324,745
Conversion of debt                                        2,148,693               --                 --            2,149,953
Conversion of preferred stock                               (12,108)              --                 --                 --
Dividends on preferred stock                               (178,069)              --                 --             (178,069)
Stock-based compensation                                    145,000               --             (145,000)              --
Amortization of unearned stock-based compensation              --                 --               26,706             26,706
Tax benefit on stock options                                489,900               --                 --              489,900
Net income                                                     --            3,510,996               --            3,510,996
                                                      -------------      -------------      -------------      -------------
Balance at June 30, 2003                              $ 113,797,783      $ (44,272,493)     $    (192,894)     $  69,489,006
                                                      =============      =============      =============      =============

Balance at December 31, 2003                          $ 116,060,210      $ (39,295,941)     $    (150,078)     $  76,781,973

Stock options and warrants exercised                      1,121,903               --                 --            1,124,832
Conversion of preferred stock                                (1,978)              --                 --                 --
Dividends on preferred stock                                (61,409)              --                 --              (61,409)
Amortization of unearned stock-based compensation              --                 --               47,233             47,233
Tax benefit on stock options                              1,566,000               --                 --            1,566,000
Net income                                                     --            4,038,392               --            4,038,392
                                                      -------------      -------------      -------------      -------------
Balance at June 30, 2004                              $ 118,684,726      $ (35,257,549)     $    (102,845)     $  83,497,021
                                                      =============      =============      =============      =============

       See accompanying notes to unaudited condensed financial statements

                            ABLE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                     ------------------------------
                                                                    June 30, 2004      June 30, 2003
                                                                     ------------      ------------
Cash flows from operating activities:
   Net income                                                        $  4,038,392      $  3,510,996
   Adjustments to reconcile net income to net cash provided by
      (used for) operating activities:
      Deferred income tax expense                                       1,958,000         1,698,000
      State tax benefit for stock options                                 271,000           110,300
      Loss on early retirement of debt                                    118,440           241,999
      Amortization of unearned compensation                                47,233            26,706
      Depreciation and amortization                                     1,311,130         1,104,503
   (Increase) decrease in operating assets:
      Accounts receivable                                              (6,630,816)       (6,583,106)
      Inventory                                                        (4,161,197)       (2,468,934)
      Prepaid expenses and other current assets                          (707,715)         (361,553)
      Deposits and other assets                                           649,950            25,139
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                             2,730,385        (2,604,831)
                                                                     ------------      ------------
            Net cash provided by (used for) operating activities         (375,198)       (5,300,781)
                                                                     ------------      ------------
Cash flows from investing activities:
   Purchase of property and equipment                                 (11,551,133)       (4,073,961)
   Purchase of LiquiSource assets                                         (18,561)             --
                                                                     ------------      ------------
            Net cash provided by (used for) investing activities      (11,569,694)       (4,073,961)
                                                                     ------------      ------------
Cash flows from financing activities:
   Net proceeds from stock warrants and options                         1,124,832           324,745
   Net proceeds from private stock placement                                 --          28,473,000
   Net proceeds from debt obligations                                        --          11,589,422
   Repayment of debt obligations                                       (1,200,600)         (916,646)
                                                                     ------------      ------------
   Preferred stock dividends paid                                         (96,490)         (238,297)
                                                                     ------------      ------------
            Net cash provided by (used for) financing activities         (172,258)       39,232,224
                                                                     ------------      ------------

Net change in cash and cash equivalents                               (12,117,150)       29,857,482
Cash and cash equivalents at beginning of period                       20,065,248         1,801,127
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $  7,948,098      $ 31,658,609
                                                                     ============      ============

Supplemental cash flow information:
   Interest paid                                                     $     98,954      $    344,882
   Income taxes paid                                                      499,073           580,000
   Conversion of debt into common stock                                      --           2,149,953

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

USE OF ESTIMATES

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of receivables, including allowances for chargebacks, rebates and returns, inventory, and the valuation of deferred tax assets. Actual results could differ from those estimates.

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

                                                Three Months Ended                  Six Months Ended
                                                     June 30,                            June 30,
                                          ------------------------------      ------------------------------
                                              2004              2003              2004              2003
                                          ------------      ------------      ------------      ------------
Net income as reported                    $  2,185,108      $  2,426,956      $  4,038,392      $  3,510,996
Add stock-based compensation under
   APB No. 25                                   25,825            17,381            47,233            26,706
Deduct stock-based compensation under
   SFAS No. 123                               (724,866)         (258,792)       (1,203,204)         (382,582)
                                          ------------      ------------      ------------      ------------
Pro forma net income                         1,486,067         2,185,545         2,882,421         3,155,120
Less dividends on preferred stock               30,289            75,595            61,409           178,069
                                          ------------      ------------      ------------      ------------
Pro forma net income applicable to
   common stockholders                    $  1,455,778      $  2,109,950      $  2,821,012      $  2,977,051
                                          ============      ============      ============      ============

Net income per share:
       Basic - as reported                $       0.13      $       0.17      $       0.23      $       0.25
                                          ============      ============      ============      ============
       Basic - pro forma                  $       0.08      $       0.16      $       0.17      $       0.23
                                          ============      ============      ============      ============
       Diluted - as reported              $       0.11      $       0.14      $       0.21      $       0.20
                                          ============      ============      ============      ============
       Diluted - pro forma                $       0.08      $       0.13      $       0.15      $       0.18
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

          Unaudited pro forma operating results, assuming the acquisition of LiquiSource had been made as of the beginning of 2003, are as follows:

                                            Three Months Ended  Six Months Ended
                                              June 30, 2003       June 30, 2003
                                               ------------       ------------
Sales, net                                     $ 19,506,632       $ 34,964,329
Net income applicable to common stockholders   $  2,564,392       $  3,618,183
Net income per share:
         Basic                                 $       0.19       $       0.28
         Diluted                               $       0.15       $       0.22

3.        INVENTORY

          Inventory consists of the following:

                                                      JUNE 30,      DECEMBER 31,
                                                        2004            2003
                                                    -----------     -----------
           Raw materials                            $12,359,657     $ 9,247,553
           Work-in-progress                           1,935,112       2,153,363
           Finished goods                             6,469,036       5,201,692
                                                    -----------     -----------
                                                    $20,763,805     $16,602,608
                                                    ===========     ===========



4.        PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                      JUNE 30,      DECEMBER 31,
                                                        2004            2003
                                                    -----------     -----------
           Machinery and equipment                  $11,541,977     $10,671,907
           Furniture, fixtures and computers          2,161,950       1,678,832
           Building and leasehold improvements       16,104,997       9,107,877
           Land                                         561,000         561,000
           Construction in process                    4,736,806       1,535,981
                                                    -----------     -----------
                                                     35,106,730      23,555,597
           Less accumulated depreciation and
             amortization                            (5,903,353)     (4,601,853)
                                                    -----------     -----------
                                                    $29,203,377     $18,953,744
                                                    ===========     ===========

5.        DEBT

          Debt consists of the following:

                                                      JUNE 30,      DECEMBER 31,
                                                        2004            2003
                                                    -----------     -----------
           NJEDA bonds                              $      --       $ 1,030,000
           Revolving credit agreement                 3,000,000       3,000,000
           Unsecured notes payable, net of discount        --           144,038
                                                    -----------     -----------
                       Total                          3,000,000       4,174,038
           Less current portion                            --           239,038
                                                    -----------     -----------
           Long-term debt                           $ 3,000,000     $ 3,935,000
                                                    ===========     ===========

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

          The revolver is secured by substantially all of our assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loan is subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a net worth test. In the first quarter of 2004, we used this new revolver to repay the entire outstanding balance under the old revolver of $3.0 million.

NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY BONDS

          In May 2004, we repaid the entire outstanding principal and accrued interest on the bonds to the New Jersey Economic Development Authority. The May payment included a principal payment of $1,030,000, the face value of the bonds, and accrued interest of $41,200. In connection with the redemption, we paid a call premium of $20,600, other fees and expenses of approximately $9,800 and wrote off the $88,040 balance of deferred debt financing costs resulting in a loss on early retirement of $118,440. The Authority redeemed the bonds in June 2004.

6.        PREFERRED STOCK

          The Series Q carries an 8% dividend and is convertible to common stock at approximately 58.7 shares of common stock for each share of Series Q. The outstanding 13,598 shares of Series Q are convertible into 798,216 shares of common stock.

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

          In 2004, we expect to continue to increase our sales of generic drug products by attempting to increase sales of our existing products and by obtaining ANDA approvals from the FDA for new products. Also, in November 2003, we acquired substantially all the assets of LiquiSource, Inc., a privately-held developer and manufacturer of liquid pharmaceuticals. We intend to develop our liquids formulation capability and position ourselves to add liquids products to our product line, through our utilization of the assets we acquired from LiquiSource. To accomplish these objectives, in 2003, we entered into a long-term lease for our new facility in Cranbury, New Jersey, which we intend to use for our solid and semi-solid dosage manufacturing operations and our executive offices. Also, in 2003, we purchased the building located at 6 Hollywood Court, South Plainfield, New Jersey, where we currently conduct all of our manufacturing operations and which we intend to use in the future for our liquids manufacturing business.

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

          Our significant accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies for the three months ended June 30, 2004. We did not make any changes in those policies during the period.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

          Sales for the three months ended June 30, 2004 increased by $4,061,586 or 21.4%, from the corresponding period in 2003, primarily due to a greater number of products available for sale as well as higher demand for our products. Sales for the three months ended June 30, 2004 were $23,005,282, compared to $18,943,696 for the three months ended June 30, 2003. During the three months ended June 30, 2004, we had 23 FDA approved product families, in 57 different strengths, available for sale, compared to 19 FDA approved product families in 44 different strengths, available for sale during the three months ended June 30, 2003.

          Cost of sales was $12,191,868, or 53.0% of sales, for the three months ended June 30, 2004, compared to $9,943,280, or 52.5% of sales, for the three months ended June 30, 2003. The increase in our gross profit of $1,812,998, from $9,000,416 for the three months ended June 30, 2003 to $10,813,414 for the three months ended June 30, 2004 is primarily attributable to a favorable product mix including sales of an increased number of first-to-market products, offset by approximately $591,000 of expenses incurred while building our new Cranbury, NJ manufacturing facility. We expect that the ongoing move will continue to affect our gross margins in this manner until we complete the move and achieve the manufacturing efficiencies that we expect the new facility to offer.

          Selling, general and administrative expenses for the three months ended June 30, 2004 were $3,629,760, compared to $2,273,700 for the three months ended June 30, 2003. The increase of $1,356,060 is primarily due to increases in salaries and benefits, business insurance, and advertising and trade show expenses of approximately $244,000, $171,000 and $1,243,000, respectively. These increased expenses were partially offset by cost savings of approximately $254,000 and $27,000 in sales commissions and investor relations fees, respectively, in addition to various other additional cost savings. We added several new employees after June 30, 2003 to support our growth effort throughout 2003 and 2004. The increased expenses for business insurance relate to increased product sales which require additional insurance coverage. We increased our presence at a number of industry trade shows, in addition to increasing our marketing and promotional expenses. The cost reductions are the direct result of our increased focus on reducing our dependence on third party vendors. The expiration of our sales agreement with Bi-Coastal Pharmaceutical Corporation contributed to the commissions cost savings. Our decision to move the majority of our investor relations activities in-house resulted in the investor relations cost savings.

          Research and development expenses for the three months ended June 30, 2004 were $3,493,548, compared to $2,276,083 for the three months ended June 30, 2003. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. The increase of $1,217,465 is primarily due to an increase in salaries expense of approximately $477,000, as well as milestone payments to raw material suppliers and others working with us to develop new products and biostudies and outside assays conducted by independent contract research organizations of approximately $343,000. The balance of approximately $397,000 is due to increased activity in supporting a higher number of research projects, offset by various cost savings in other areas. These support activities include quality assurance, stability testing and regulatory support. At this time approximately 40 quality and regulatory employees are providing support function for our primary research and development activities. We received FDA approval for six new products during the three months ended June 30, 2004. In July, we received approval for an additional 13 products. As of July 31, 2004, we had four abbreviated new drug applications pending approval with the FDA and we expect to increase our research and development activities for additional products over the next several months.

          Our operating income for the three months ended June 30, 2004 decreased by $760,527 to $3,690,106, compared to $4,450,633 for the three months ended June 30, 2003. This decrease is primarily due to our increased investment in research and development expenses of $1,217,465 and the $1,356,060 increase in selling, general and administrative expenses, partially offset by a $1,812,998 increase in gross profit resulting from an increase in our sales volume.

          Interest and financing expenses for the three months ended June 30, 2004 were $50,619, compared to $219,759 for the three months ended June 30, 2003. Interest expense decreased as we paid down debt obligations in July 2003 with our June 2003 private placement proceeds and as we paid off $1,030,000 in New Jersey Economic Development Authority bonds and unsecured notes payable of $150,000 in May 2004 and June 2004, respectively. Miscellaneous income primarily consists of interest income from cash deposits resulting from the sale of common stock, partially offset by miscellaneous expenses.

          Income tax expense for the three months ended June 30, 2004 was $1,360,000, compared to income tax expense of $1,613,900 for the three months ended June 30, 2003. Our effective tax rate for the three months ended June 30, 2004 and 2003 was 38.4% and 39.9%, respectively. The decrease in our effective tax rate is due to a lower effective rate for state taxes. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

          We recorded net income of $2,185,108 for the three months ended June 30, 2004, compared to net income of $2,426,956 for the three months ended June 30, 2003. We recorded net income applicable to common stock of $2,154,819 or $0.13 per share, for the three months ended June 30, 2004, compared to net income applicable to common stock of $2,351,361 or $0.17 per share for the three months ended June 30, 2003. Diluted earnings per share were $0.11 for the three months ended June 30, 2004, compared to diluted earnings per share of $0.14 for the three months ended June 30, 2003.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

          Sales for the six months ended June 30, 2004 increased by $10,513,957 or 31.0%, from the corresponding period in 2003, primarily due to a greater number of products available for sale as well as higher demand for our products. Sales for the six months ended June 30, 2004 were $44,457,718, compared to $33,943,761 for the six months ended June 30, 2003. During the six months ended June 30, 2004, we had 23 FDA approved product families, in 57 different strengths, available for sale, compared to 19 FDA approved product families in 44 different strengths, available for sale during the six months ended June 30, 2003.

          Cost of sales was $24,110,880, or 54.2% of sales, for the six months ended June 30, 2004, compared to $18,394,933, or 54.2% of sales, for the six months ended June 30, 2003. The increase in our gross profit of $4,798,010, from $15,548,828 for the six months ended June 30, 2003 to $20,346,838 for the six months ended June 30, 2004 is primarily attributable to a favorable product mix including sales of an increased number of first-to-market products, offset partially by approximately $982,000 of expenses incurred in connection with our new Cranbury, NJ manufacturing facility.

          Selling, general and administrative expenses for the six months ended June 30, 2004 were $6,628,176, compared to $4,688,668 for the six months ended June 30, 2003. The increase of $1,939,508 is primarily due to increases in salaries and benefits, business insurance, and advertising and trade show expenses of approximately $527,000, $468,000 and $1,504,000, respectively. These increased expenses were partially offset by cost savings of approximately $411,000 and $156,000 in sales commissions and investor relations fees, respectively. We added several new employees after June 2003 to support our growth effort throughout 2003 and 2004. The increased expenses for business insurance relate to increased product sales which require additional insurance coverage. We increased our presence at a number of industry trade shows, in addition to increasing our marketing and promotional expenses. The cost reductions are the direct result of our increased focus on reducing our dependence on third party vendors. The expiration of our sales agreement with Bi-Coastal Pharmaceutical Corporation contributed to the commissions cost savings. Our decision to move the majority of our investor relations activities in-house resulted in the investor relations cost savings.

          Research and development expenses for the six months ended June 30, 2004 were $7,039,936, compared to $4,402,695 for the six months ended June 30, 2003. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. The increase of $2,637,241 is primarily due to an increase in salaries expense of approximately $579,000, as well as milestone payments to raw material suppliers and others working with us to develop new products and biostudies and outside assays conducted by independent contract research organizations of approximately $1,478,000. The balance of approximately $580,000 is due to increased activity in supporting a higher number of research projects offset by various cost savings in other areas. These support activities include quality assurance, stability testing and regulatory support. At this time approximately 40 quality and regulatory employees are providing support function for the primary research and development activity. We received FDA approval for seven new products during the six months ended June 30, 2004.

          Our operating income for the six months ended June 30, 2004 increased by $221,261 to $6,678,726, compared to $6,457,465 for the six months ended June 30, 2003. This improvement is primarily due to an increase in our sales volume, which resulted in a $4,798,010 increase in gross profit. The increase in gross profit was partially offset by our increased investment in research and development expenses of $2,637,241 and the $1,939,508 increase in selling, general and administrative expenses.

          Interest and financing expenses for the six months ended June 30, 2004 were $108,585, compared to $421,082 for the six months ended June 30, 2003. Interest expense decreased as we paid down debt obligations in July 2003 with our June 2003 private placement proceeds and as we paid off $1,030,000 in New Jersey Economic Development Authority bonds and unsecured notes payable of $150,000 in May 2004 and June 2004, respectively. Miscellaneous income primarily consists of interest income from cash deposits resulting from the sale of common stock, partially offset by miscellaneous expenses.

          Income tax expense for the six months ended June 30, 2004 was $2,515,000, compared to income tax expense of $2,324,900 for the six months ended June 30, 2003. Our effective tax rate for the six months ended June 30, 2004 and 2003 was 38.4% and 39.8%, respectively. The decrease in our effective tax rate is due to a lower effective rate for state taxes. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

          We recorded net income of $4,038,392 for the six months ended June 30, 2004, compared to net income of $3,510,996 for the six months ended June 30, 2003. We recorded net income applicable to common stock of $3,976,983 or $0.23 per share, for the six months ended June 30, 2004, compared to net income applicable to common stock of $3,332,927 or $0.25 per share for the six months ended June 30, 2003. Diluted earnings per share were $0.21 for the six months ended June 30, 2004, compared to diluted earnings per share of $0.20 for the six months ended June 30, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2004, we had working capital of $43,967,277, compared to working capital of $47,050,765 at December 31, 2003. Cash was $7,948,098 as of June 30, 2004, compared to $20,065,248 at December 31, 2003. The $3,083,488 decrease in working capital is primarily due to our net income of $4,038,392 for the six months ended June 30, 2004 and non-cash expenses for deferred taxes, depreciation and amortization of $3,316,363 being offset by our additional investment of $11,551,133 in property and equipment. The repayment of our New Jersey Economic Development Authority bonds decreased working capital by approximately $409,000 as we used the deposits held by the bond trustee to repay the majority of the debt. We expect to make additional investments of approximately $10,000,000 in property and equipment during the next twelve months at our new Cranbury, New Jersey facility. Our new facility should allow us to expand our current manufacturing capabilities and alleviate certain current manufacturing constraints. In addition, the new facility should allow us to consolidate a substantial portion of our existing operations upon expiration of current lease obligations. We expect to use our cash on hand, plus cash from operations, to make these additional investments. However, we can give no assurance that our operations will generate sufficient cash to make the planned investments or that we will have sufficient availability under our loan facility. See "Certain Factors That Could Affect Future Results," above.

          Other significant changes in our working capital components include an increase of $6,630,816 in accounts receivable, an increase of $4,161,197 in inventory and an increase of $2,705,104 in accounts payable and accrued expenses. The increase in accounts receivable is primarily due to a slow-down in collections through the first half of 2004. The accounts receivable allowance consists of allowances for returns, doubtful accounts, customer chargebacks, rebates, and pricing adjustments. Our allowance for chargebacks, rebates, returns, pricing adjustments and other allowances consists primarily of allowances stipulated by contracts with major drug wholesalers and are customary in the generic drug industry. We establish these allowances as we recognize the sales and monitor these allowances on an ongoing basis. To date, actual amounts have not differed materially from our estimates. The increase in inventory corresponds with our increased sales activity, as most of the $4,161,197 increase consists of raw materials. The increase in accounts payable and accrued expenses is the direct result of our increased raw materials purchases and the build out of our new Cranbury facility.

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

          The revolver is secured by substantially all of our assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loans are subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a net worth test. We used this new revolver to repay the entire outstanding balance under the old revolver of $3.0 million.

          In May 2004, we repaid the $1,030,000 of outstanding New Jersey Economic Development Authority bonds. The Authority redeemed the bonds in June 2004.

          We expect to fund our working capital needs from operations and from amounts available for borrowing under our revolving credit agreement.

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

          During the three months ended June 30, 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES

          (a) Not applicable

          (b) Not applicable

          (c) Sales of Unregistered Securities. During the quarter ending June 30, 2004, we issued 10,653 shares of common stock upon the exercise of warrants in reliance on one or more exemptions under the Securities Act including Section 3(a)(9) of the Act and Rule 506 under the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 23, 2004 we held our annual meeting of stockholders. Two matters were presented for stockholder consideration: to elect directors for the ensuing year and to approve an increase in the number of shares of common stock authorized for issuance under our 2003 Stock Incentive Plan. As of the record date for the meeting, there were 17,946,360 votes eligible to be cast at the meeting; of these, 15,962,567 were present in person or represented by proxy. The results for each of these proposals were as follows:

          Proposal 1: To elect a board of directors for the ensuing year:

                                                                 Withholding
                      Name                          For           Authority
                      Elliot F. Hahn, Ph.D.      15,653,284        309,283
                      Harry Silverman            15,485,283        477,284
                      Jerry I. Treppel           15,614,788        347,779
                      Dhananjay G. Wadekar       15,697,386        265,181
                      Robert J. Mauro            15,856,979        105,588
                      David S. Tierney, M.D.     15,697,657        264,910


          Proposal 2: To approve the increase in the number of shares of common stock authorized for issuance under our 2003 Stock Incentive Plan:

                      For........................................ 7,476,880

                      Against.................................... 2,684,944

                      Abstain....................................   180,934

                      Broker Non-Votes........................... 5,619,809

ITEM 5.  OTHER INFORMATION

FDA Warning Letter

          Our facilities are subject to periodic FDA inspection for, among other things, conformance to current Good Manufacturing Practices, or cGMP. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 notice. In January 2004, the FDA initiated an inspection of our South Plainfield, New Jersey manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice concerning our compliance with cGMP, including certain observations by the inspectors related to our failure to report adverse drug events in accordance with the applicable rules and regulations. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter on April 23, 2004 relating to these observations. We have reviewed each of the observations in the warning letter and submitted a written response with an explanation of the corrective actions that we took. To date, the FDA has not responded.

          We expect to be able to address the FDA's observations in a timely and effective manner, and we believe that the warning letter may not materially affect our operations. Since receiving the warning letter, we have received 14 new ANDA approvals. We can, however, give no assurance that we will receive approval from the FDA to market the products covered by our pending and planned applications, or that regulation by the FDA or other government agencies will not delay or impede our efforts to commercialize our proposed products. See "Certain Factors That May Affect Future Results," above.

RxBazaar Notes Receivable

         We hold senior subordinated notes of RxBazaar, Inc. in the principal amount of $2,250,000 ("Notes"), the Notes were initially due on June 17, 2004. We also hold 477,841 shares of common stock, shares of Series A Preferred Stock convertible into 345,333 shares of common stock and warrants to purchase additional common stock. As of June 30, 2004, the Notes and equity remain outstanding and are carried at a net valuation of zero on our balance sheet.

         In June 2004, we agreed to extend the maturity date of the Notes by one year and to forgive certain interest payments. We also agreed that, if RxBazaar, Inc. achieved certain capital raising objectives, we would forgive the outstanding principal amount of the Notes. We do not expect that any disposition of the Notes or the agreement with RxBazaar will have a material impact on our financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits
         ----------------

          The following exhibits, required by Item 601 of Regulation S-K are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

EXHIBIT
NO.                     ITEM
--------                ----

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

     10.1      *Employment Agreement dated April 26, 2004, with Garth Boehm.

     10.2      *Stock Option dated April 26, 2004, issued to Garth Boehm.

     10.3      *Employment Agreement dated April 26, 2004, with Robert James
               Mauro.

     10.4      *Stock Option dated April 26, 2004, issued to Robert James Mauro.

     10.5 First Amendment dated June 30, 2004, to Credit Agreement with Citizens Bank of Massachusetts dated March 2, 2004.

     10.6 *Amended and Restated 2003 Stock Incentive Plan, as amended June 23, 2004 (included as Appendix B to the Company's definitive Proxy Statement for its annual meeting of stockholders held on June 23, 2004, and incorporated herein by reference).

     31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

     31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

     32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

-----------------------
* Management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K
    -------------------

            On April 28, 2004, we filed a Form 8-K relating to the press release reporting our financial results for the quarter ended March 31, 2004 and the press releases relating to the appointment of Garth Boehm as Senior Vice President and Chief Scientific Officer and the appointment of Robert J. Mauro as President and Chief Operating Officer.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ABLE LABORATORIES, INC.


Dated:  August 6, 2004               By: /s/ Dhananjay G. Wadekar
                                        ----------------------------------------
                                        Dhananjay G. Wadekar
                                        Chief Executive Officer


                                     By: /s/ Robert Weinstein
                                        ----------------------------------------
                                        Robert Weinstein
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NO.                     ITEM
--------                ----

     10.1      *Employment Agreement dated April 26, 2004, with Garth Boehm.

     10.2      *Stock Option dated April 26, 2004, issued to Garth Boehm.

     10.3      *Employment Agreement dated April 26, 2004, with Robert James
               Mauro.

     10.4      *Stock Option dated April 26, 2004, issued to Robert James Mauro.

     10.5 First Amendment dated June 30, 2004, to Credit Agreement with Citizens Bank of Massachusetts dated March 2, 2004.

     31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

     31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

     32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.