Form 10-Q
period 2004-09-30
ABLE LABORATORIES INC
filed 2004-11-09
CIK 857171

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  September 30, 2004


   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________


                         COMMISSION FILE NUMBER 1-11352



                             ABLE LABORATORIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              Former Address:      6 Hollywood Court
                                   South Plainfield, NJ 07080
              Former Telephone:    (908) 754-2253


           DELAWARE                                              04-3029787
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                                  1 Able Drive
                               Cranbury, NJ 08512
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                                 (609) 495-2800
--------------------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)




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

As of October 28, 2004 there were 17,947,585 outstanding shares of common stock, $.01 par value per share.

================================================================================

                             ABLE LABORATORIES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                               SEPTEMBER 30, 2004

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 11

Item 4.   Controls and Procedures............................................ 17



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 18
Item 5.   Other Information.................................................. 18
Item 6.   Exhibits........................................................... 19

SIGNATURES .................................................................. 21



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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ABLE LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                    September 30,   December 31,
                                                         2004           2003
                                                     -----------    -----------
Current assets:
Cash and cash equivalents                            $ 9,582,332    $20,065,248
Accounts receivable, net of allowances of
   $29,814,286 and $24,007,583                        13,926,818      8,626,023
Inventory                                             21,781,548     16,602,608
Deferred income tax asset                              4,760,000      4,760,000
Prepaid expenses and other current assets              2,012,340      1,644,068
                                                     -----------    -----------
            Total current assets                      52,063,038     51,697,947
                                                     -----------    -----------

Property and equipment, net                           35,316,059     18,953,744
                                                     -----------    -----------
Other assets:
Debt financing costs, net of accumulated
   amortization                                              --          91,708
Cash deposits with bond trustee                              --         525,907
Deferred income tax asset                              7,338,000      9,709,000
Goodwill                                               3,922,655      3,904,094
Deposits and other assets                                694,224        481,755
                                                     -----------    -----------
            Total other assets                        11,954,879     14,712,464
                                                     -----------    -----------
                                                     $99,333,976    $85,364,155
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable and current portion of
   long-term debt                                    $       --     $   239,038
Accounts payable                                       5,064,874      3,293,168
Accrued expenses                                       2,321,406      1,114,976
                                                     -----------    -----------
            Total current liabilities                  7,386,280      4,647,182
Long-term debt, less current portion                   3,000,000      3,935,000
                                                     -----------    -----------
            Total liabilities                         10,386,280      8,582,182
                                                     -----------    -----------

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000
   shares authorized, 5,750 and 17,025 shares
   of Series Q outstanding (liquidation value
   $575,000 and $1,702,500)                                   58            171
Common stock, $.01 par value, 25,000,000
   shares authorized, 17,918,234 and 16,761,216
   shares issued and outstanding                         179,182        167,611
Additional paid-in capital                           119,673,513    116,060,210
Accumulated deficit                                  (30,821,412)   (39,295,941)
Unearned stock-based compensation                        (83,645)      (150,078)
                                                     -----------    -----------
            Total stockholders' equity                88,947,696     76,781,973
                                                     -----------    -----------
                                                     $99,333,976    $85,364,155
                                                     ===========    ===========


       See accompanying notes to unaudited condensed financial statements.

                             ABLE LABORATORIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                               September 30,   September 30,   September 30,   September 30,
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
Sales, net                                     $ 27,299,945    $ 20,864,912    $ 71,757,663    $ 54,808,673
Cost of sales                                    12,404,339      10,886,705      36,515,219      29,281,638
                                               ------------    ------------    ------------    ------------
         Gross profit                            14,895,606       9,978,207      35,242,444      25,527,035
                                               ------------    ------------    ------------    ------------

Operating expenses:
   Selling, general and administrative            3,555,674       2,698,980      10,183,850       7,387,648
   Research and development                       4,041,479       3,068,403      11,081,415       7,471,098
                                               ------------    ------------    ------------    ------------
         Total operating expenses                 7,597,153       5,767,383      21,265,265      14,858,746
                                               ------------    ------------    ------------    ------------
         Operating income                         7,298,453       4,210,824      13,977,179      10,668,289
                                               ------------    ------------    ------------    ------------

Other income (expense):
   Interest and financing expense                   (42,141)        (68,389)       (150,726)       (489,471)
   Loss on early retirement of debt                    --              --          (118,440)       (241,999)
   Miscellaneous income (expense), net              (56,175)         97,007          45,516         138,519
                                               ------------    ------------    ------------    ------------
         Other income (expense), net                (98,316)         28,618        (223,650)       (592,951)
                                               ------------    ------------    ------------    ------------

Income before income taxes                        7,200,137       4,239,442      13,753,529      10,075,338
Provision for income taxes                        2,764,000       1,693,200       5,279,000       4,018,100
                                               ------------    ------------    ------------    ------------
         Net income                               4,436,137       2,546,242       8,474,529       6,057,238


Dividends on preferred stock                         16,521          54,400          77,930         232,469
                                               ------------    ------------    ------------    ------------
Net income applicable to common stockholders   $  4,419,616    $  2,491,842    $  8,396,599    $  5,824,769
                                               ============    ============    ============    ============

Net income per share:
         Basic                                 $       0.25    $       0.16    $       0.49    $       0.41
                                               ============    ============    ============    ============
         Diluted                               $       0.23    $       0.13    $       0.44    $       0.34
                                               ============    ============    ============    ============

Weighted average shares outstanding:
         Basic                                   17,623,007      15,964,903      17,206,420      14,093,029
                                               ============    ============    ============    ============
         Diluted                                 19,497,309      19,446,592      19,391,772      18,070,456
                                               ============    ============    ============    ============

       See accompanying notes to unaudited condensed financial statements.

                             ABLE LABORATORIES, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                  Preferred Stock         Common Stock        Additional                   Unearned
                                ------------------   ---------------------     Paid-in      Accumulated   Stock-Based
                                 Shares    Amount      Shares      Amount      Capital        Deficit     Compensation     Total
                                -------   --------   ----------   --------   ------------   ------------  -----------  ------------
Balance at December 31, 2002     53,150   $    532   12,554,206   $125,542   $ 82,423,790   $(47,783,489)  $ (74,600)  $ 34,691,775

Sale of common stock               --         --      1,627,500     16,275     28,979,226           --          --       28,995,501
Stock options and warrants
  exercised                        --         --        225,631      2,256        624,045           --          --          626,301
Conversion of debt                 --         --        126,097      1,260      2,148,693           --          --        2,149,953
Conversion of preferred stock   (30,050)      (301)   1,763,970     17,641        (17,340)          --          --             --
Dividends on preferred stock       --         --           --         --         (232,469)          --          --         (232,469)
Stock-based compensation           --         --           --         --          145,000           --      (145,000)          --
Amortization of unearned
  stock-based compensation         --         --           --         --             --             --        48,114         48,114
Tax benefit on stock options       --         --           --         --        1,298,600           --          --        1,298,600
Net income                         --         --           --         --             --        6,057,238        --        6,057,238
                                -------   --------   ----------   --------   ------------   ------------   ---------   ------------
Balance at September 30, 2003    23,100   $    231   16,297,404   $162,974   $115,369,545   $(41,726,251)  $(171,486)  $ 73,635,013
                                =======   ========   ==========   ========   ============   ============   =========   ============

Balance at December 31, 2003     17,025   $    171   16,761,216   $167,611   $116,060,210   $(39,295,941)  $(150,078)  $ 76,781,973

Stock options and warrants
  exercised                        --         --        495,159      4,952      1,596,739           --          --        1,601,691
Conversion of preferred stock   (11,275)      (113)     661,859      6,619         (6,506)          --          --             --
Dividends on preferred stock       --         --           --         --          (77,930)          --          --          (77,930)
Amortization of unearned
  stock-based compensation         --         --           --         --             --             --        66,433         66,433
Tax benefit on stock options       --         --           --         --        2,101,000           --          --        2,101,000
Net income                         --         --           --         --             --        8,474,529        --        8,474,529
                                -------   --------   ----------   --------   ------------   ------------   ---------   ------------
Balance at September 30, 2004     5,750   $     58   17,918,234   $179,182   $119,673,513   $(30,821,412)  $ (83,645)  $ 88,947,696
                                =======   ========   ==========   ========   ============   ============   =========   ============

       See accompanying notes to unaudited condensed financial statements

                             ABLE LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                     ------------------------------
                                                                     September 30,     September 30,
                                                                         2004              2003
                                                                     ------------      ------------
Cash flows from operating activities:
   Net income                                                        $  8,474,529      $  6,057,238
   Adjustments to reconcile net income to net cash provided by
      (used for) operating activities:
      Deferred income tax expense                                       4,108,000         2,932,500
      State tax benefit for stock options                                 364,000           292,500
      Loss on early retirement of debt                                    118,440           241,999
      Amortization of unearned compensation                                66,433            48,114
      Depreciation and amortization                                     2,015,602         1,661,563
   (Increase) decrease in operating assets:
      Accounts receivable                                              (5,300,795)       (4,790,690)
      Inventory                                                        (5,178,940)       (4,726,281)
      Prepaid expenses and other current assets                          (368,272)         (531,687)
      Deposits and other assets                                           313,438           (32,857)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                             3,048,305        (4,019,399)
                                                                     ------------      ------------
            Net cash provided by (used for) operating activities        7,660,740        (2,867,000)
                                                                     ------------      ------------
Cash flows from investing activities:
   Purchase of property and equipment                                 (18,368,287)       (5,354,630)
   Purchase of LiquiSource assets                                         (18,561)             --
                                                                     ------------      ------------
            Net cash provided by (used for) investing activities      (18,386,848)       (5,354,630)
                                                                     ------------      ------------
Cash flows from financing activities:
   Net proceeds from stock warrants and options                         1,601,691           626,301
   Net proceeds from private stock placement                                 --          28,995,501
   Net proceeds from debt obligations                                        --          11,589,422
   Repayment of debt obligations                                       (1,200,600)      (12,226,146)
   Preferred stock dividends paid                                        (157,899)         (412,336)
                                                                     ------------      ------------
            Net cash provided by (used for) financing activities          243,192        28,572,742
                                                                     ------------      ------------

Net change in cash and cash equivalents                               (10,482,916)       20,351,112
Cash and cash equivalents at beginning of period                       20,065,248         1,801,127
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $  9,582,332      $ 22,152,239
                                                                     ============      ============

Supplemental cash flow information:
   Interest paid                                                     $    141,096      $    407,967
   Income taxes paid                                                 $    712,303      $    630,000
   Conversion of debt into common stock                              $       --        $  2,149,953

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

                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                       September 30,
                                          ------------------------------      ------------------------------
                                              2004              2003              2004              2003
                                          ------------      ------------      ------------      ------------
Net income as reported                    $  4,436,137      $  2,546,242      $  8,474,529      $  6,057,238
Add stock-based compensation under
   APB No. 25                                   19,200            21,408            66,433            48,114
Deduct stock-based compensation under
   SFAS No. 123                               (902,532)         (268,021)       (2,105,736)         (650,603)
                                          ------------      ------------      ------------      ------------
Pro forma net income                         3,552,805         2,299,629         6,435,226         5,454,749
Less dividends on preferred stock               16,521            54,400            77,930           232,469
                                          ------------      ------------      ------------      ------------
Pro forma net income applicable to
   common stockholders                    $  3,536,284      $  2,245,229      $  6,357,296      $  5,222,280
                                          ============      ============      ============      ============
Net income per share:
       Basic - as reported                $       0.25      $       0.16      $       0.49      $       0.41
                                          ============      ============      ============      ============
       Basic - pro forma                  $       0.20      $       0.14      $       0.37      $       0.37
                                          ============      ============      ============      ============
       Diluted - as reported              $       0.23      $       0.13      $       0.44      $       0.34
                                          ============      ============      ============      ============
       Diluted - pro forma                $       0.18      $       0.12      $       0.33      $       0.30
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

          Unaudited pro forma operating results, assuming the acquisition of LiquiSource had been made as of the beginning of 2003, are as follows:

                                                 Three Months       Nine Months
                                                    Ended             Ended
                                                 September 30,     September 30,
                                                     2003              2003
                                                 ------------      ------------
Sales, net                                       $ 21,399,910     $ 56,364,239
Net income applicable to common stockholders     $  2,585,987     $  6,204,170
Net income per share:
         Basic                                   $       0.16     $       0.44
         Diluted                                 $       0.14     $       0.36

3.          INVENTORY

Inventory consists of the following:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2004              2003
                                                 ------------      ------------
Raw materials                                    $ 13,079,422      $  9,247,553
Work-in-progress                                    1,724,494         2,153,363
Finished goods                                      6,977,632         5,201,692
                                                 ------------      ------------
                                                 $ 21,781,548      $ 16,602,608
                                                 ============      ============


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2004              2003
                                                 ------------      ------------
Machinery and equipment                          $ 11,968,453      $ 10,671,907
Furniture, fixtures and computers                   2,597,127         1,678,832
Building and leasehold improvements                19,866,660         9,107,877
Land                                                  561,000           561,000
Construction in process                             6,930,644         1,535,981
                                                 ------------      ------------
                                                   41,923,884        23,555,597
Less accumulated depreciation and amortization     (6,607,825)       (4,601,853)
                                                 ------------      ------------
                                                 $ 35,316,059      $ 18,953,744
                                                 ============      ============

5. DEBT

Debt consists of the following:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2004              2003
                                                 ------------      ------------
NJEDA bonds                                      $       --        $  1,030,000
Revolving credit agreement                          3,000,000         3,000,000
Unsecured notes payable, net of discount                 --             144,038
                                                 ------------      ------------
            Total                                   3,000,000         4,174,038
Less current portion                                     --             239,038
                                                 ------------      ------------
Long-term debt                                   $  3,000,000      $  3,935,000
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

NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY BONDS

          In May 2004, we repaid the entire outstanding principal and accrued interest on the bonds to the New Jersey Economic Development Authority. The May 2004 payment included a principal payment of $1,030,000, the face value of the bonds, and accrued interest of $41,200. In connection with the redemption, we paid a call premium of $20,600, other fees and expenses of approximately $9,800 and wrote off the $88,040 balance of deferred debt financing costs resulting in a loss on early retirement of $118,440. The Authority redeemed the bonds in June 2004.

6. PREFERRED STOCK

          The Series Q carries an 8% dividend and is convertible to common stock at approximately 58.7 shares of common stock for each share of Series Q. The outstanding 5,750 shares of Series Q are convertible into 337,531 shares of common stock.

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

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

          We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this report which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other "forward-looking" information. Various factors listed below, as well as any other instances of cautionary language in this report, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this report could materially and adversely affect our business. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

          Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003, including but not limited to the section therein entitled "Certain Factors That May Affect Future Results," as well as the factors discussed in our Registration Statement on Form S-3, File No. 333-106964, filed with the Securities and Exchange Commission on July 11, 2003, under the heading "Risk Factors."

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

          o our revenues and gross profit from our existing generic drug products are likely to decline over time as competing firms introduce their own equivalent products;

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

          In 2004, we expect to continue to increase our sales of generic drug products by attempting to increase sales of our existing products and by obtaining Abbreviated New Drug Application (ANDA) approvals from the FDA for new products. Also, in November 2003, we acquired substantially all the assets of LiquiSource, Inc., a privately-held developer and manufacturer of liquid pharmaceuticals. We intend to develop our liquids formulation capability and position ourselves to add liquid products to our product line through our utilization of the assets we acquired from LiquiSource. To accomplish these objectives, in 2003, we entered into a long-term lease for our new facility in Cranbury, New Jersey, which we intend to use for our solid and semi-solid dosage manufacturing operations and our executive offices. Also, in 2003, we purchased the building located at 6 Hollywood Court, South Plainfield, New Jersey, where we currently conduct all of our manufacturing operations and which we intend to use in the future for our liquids manufacturing business.

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

                          CRITICAL ACCOUNTING POLICIES

          Our significant accounting policies are more fully described in Note 1 to our financial statements included in this Quarterly Report and in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. These policies require the application of significant judgment by management and as a result, are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Our significant accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies for the three months ended September 30, 2004. We did not make any changes in those policies during the period.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

          Net sales for the three months ended September 30, 2004 increased by $6,435,033 or 30.8%, from the corresponding period in 2003, primarily due to a greater number of products available for sale as well as higher demand for our existing products. Net sales for the three months ended September 30, 2004 were $27,299,945, compared to $20,864,912 for the three months ended September 30, 2003. As of September 30, 2004, we had 28 FDA approved product families, in 73 different strengths, available for sale, compared to 21 FDA approved product families in 47 different strengths, available for sale as of September 30, 2003.

          Cost of sales was $12,404,339, or 45.4% of sales, for the three months ended September 30, 2004, compared to $10,886,705, or 52.2% of sales, for the three months ended September 30, 2003. The increase in our gross profit of $4,917,399, from $9,978,207 for the three months ended September 30, 2003 to $14,895,606 for the three months ended September 30, 2004 is primarily attributable to a favorable product mix including sales of an increased number of first-to-market products, offset by approximately $715,000 of expenses incurred while building our new Cranbury, New Jersey manufacturing facility. We expect that the ongoing move will continue to affect our gross margins in this manner until we complete the move and achieve the manufacturing efficiencies that we expect the new facility to offer.

          Selling, general and administrative expenses for the three months ended September 30, 2004 were $3,555,674, compared to $2,698,980 for the three months ended September 30, 2003. The increase of $856,694 is primarily due to increases in salaries and benefits of approximately $641,000 and advertising and trade show expenses of approximately $507,000. We added several new employees after September 30, 2003 to support our growth effort throughout 2003 and 2004. We increased our presence at a number of industry trade shows, in addition to increasing our marketing and promotional expenses. These increased expenses were partially offset by cost savings of approximately $199,000 and $62,000 in sales commissions and investor relations fees, respectively, in addition to various other additional cost savings. The cost reductions are the direct result of our increased focus on reducing our dependence on third party vendors. The expiration of our sales agreement with Bi-Coastal Pharmaceutical Corporation in January 2004 contributed to the commissions cost savings. Our decision to move the majority of our investor relations activities in-house in May 2003 resulted in the investor relations cost savings.

          Research and development expenses for the three months ended September 30, 2004 were $4,041,479, compared to $3,068,403 for the three months ended September 30, 2003. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. The increase of $973,076 is primarily due to an increase in salaries expense of approximately $622,000, as well as approximately $200,000 in milestone payments to raw material suppliers and others working with us to develop new products and biostudies and outside assays conducted by independent contract research organizations. The balance of approximately $225,000 is due to increased activity in supporting a higher number of research projects, offset by various cost savings in other areas. These support activities include quality assurance, stability testing and regulatory support. At this time approximately 59 quality and regulatory employees are providing support function for our primary research and development activities. We received FDA approval for five new products during the three months ended September 30, 2004. As of October 28, 2004, we had five abbreviated new drug applications pending approval with the FDA and we expect to increase our research and development activities for additional products over the next several months. We expect to file 15 to 20 new ANDAs over the next several months.

          Our operating income for the three months ended September 30, 2004 increased by $3,087,629 to $7,298,453, compared to $4,210,824 for the three months ended September 30, 2003. This increase is primarily due to a $4,917,399 increase in gross profit resulting from an increase in our sales of new products, partially offset by our increased investment in research and development expenses of $973,076 and the $856,694 increase in selling, general and administrative expenses.

          Interest and financing expenses for the three months ended September 30, 2004 were $42,141, compared to $68,389 for the three months ended September 30, 2003. Interest expense decreased as we paid off $1,030,000 in New Jersey Economic Development Authority bonds in May 2004 and unsecured notes payable of $150,000 in June 2004.

          Income tax expense for the three months ended September 30, 2004 was $2,764,000, compared to income tax expense of $1,693,200 for the three months ended September 30, 2003. Our effective tax rate for the three months ended September 30, 2004 and 2003 was 38.4% and 39.9%, respectively. The decrease in our effective tax rate is due to a lower effective rate for state taxes. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

          We recorded net income of $4,436,137 for the three months ended September 30, 2004, compared to net income of $2,546,242 for the three months ended September 30, 2003. We recorded net income applicable to common stock of $4,419,616 or $0.25 per share, for the three months ended September 30, 2004, compared to net income applicable to common stock of $2,491,842 or $0.16 per share for the three months ended September 30, 2003. Diluted earnings per share were $0.23 for the three months ended September 30, 2004, compared to diluted earnings per share of $0.13 for the three months ended September 30, 2003.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

          Sales for the nine months ended September 30, 2004 increased by $16,948,990 or 30.9%, from the corresponding period in 2003, primarily due to a greater number of products available for sale as well as higher demand for our existing products. Sales for the nine months ended September 30, 2004 were $71,757,663, compared to $54,808,673 for the nine months ended September 30, 2003.

          Cost of sales was $36,515,219, or 50.9% of sales, for the nine months ended September 30, 2004, compared to $29,281,638, or 53.4% of sales, for the nine months ended September 30, 2003. The increase in our gross profit of $9,715,409, from $25,527,035 for the nine months ended September 30, 2003 to $35,242,444 for the nine months ended September 30, 2004 is primarily attributable to a favorable product mix including sales of an increased number of first-to-market products, offset partially by approximately $1,697,000 of expenses incurred in connection with our new Cranbury, NJ manufacturing facility.

          Selling, general and administrative expenses for the nine months ended September 30, 2004 were $10,183,850, compared to $7,387,648 for the nine months ended September 30, 2003. The increase of $2,796,202 is primarily due to increases in salaries and benefits, business insurance, and advertising and trade show expenses of approximately $1,168,000, $488,000 and $2,011,000, respectively. These increased expenses were partially offset by cost savings of approximately $609,000 and $218,000 in sales commissions and investor relations fees, respectively. We added several new employees after September 30, 2003 to support our growth effort throughout 2003 and 2004. The increased expenses for business insurance relate to increased product sales which require additional insurance coverage. We increased our presence at a number of industry trade shows, in addition to increasing our marketing and promotional expenses. The cost reductions are the direct result of our increased focus on reducing our dependence on third party vendors. The expiration of our sales agreement with Bi-Coastal Pharmaceutical Corporation contributed to the commissions cost savings. Our decision to move the majority of our investor relations activities in-house resulted in the investor relations cost savings.

          Research and development expenses for the nine months ended September 30, 2004 were $11,081,415, compared to $7,471,098 for the nine months ended September 30, 2003. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. The increase of $3,610,317 is primarily due to an increase in salaries expense of approximately $1,201,000, as well as milestone payments to raw material suppliers and others working with us to develop new products and biostudies and outside assays conducted by independent contract research organizations of approximately $1,678,000. The balance of approximately $805,000 is due to increased activity in supporting a higher number of research projects offset by various cost savings in other areas. These support activities include quality assurance, stability testing and regulatory support. At this time approximately 59 quality and regulatory employees are providing support function for the primary research and development activity. We received FDA approval for seven new products during the nine months ended September 30, 2004.

          Our operating income for the nine months ended September 30, 2004 increased by $3,308,890 to $13,977,179, compared to $10,668,289 for the nine months ended September 30, 2003. This improvement is primarily due to an increase in our sales volume, which resulted in a $9,715,409 increase in gross profit. The increase in gross profit was partially offset by our increased investment in research and development expenses of $3,610,317 and the $2,796,202 increase in selling, general and administrative expenses.

          Interest and financing expenses for the nine months ended September 30, 2004 were $150,726, compared to $489,471 for the nine months ended September 30, 2003. Interest expense decreased as we paid down debt obligations in July 2003 with our June 2003 private placement proceeds and as we paid off $1,030,000 in New Jersey Economic Development Authority bonds and unsecured notes payable of $150,000 in May 2004 and June 2004, respectively.

          Income tax expense for the nine months ended September 30, 2004 was $5,279,000, compared to income tax expense of $4,018,100 for the nine months ended September 30, 2003. Our effective tax rate for the nine months ended September 30, 2004 and 2003 was 38.4% and 39.9%, respectively. The decrease in our effective tax rate is due to a lower effective rate for state taxes. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

          We recorded net income of $8,474,529 for the nine months ended September 30, 2004, compared to net income of $6,057,238 for the nine months ended September 30, 2003. We recorded net income applicable to common stock of $8,396,599 or $0.49 per share, for the nine months ended September 30, 2004, compared to net income applicable to common stock of $5,824,769 or $0.41 per share for the nine months ended September 30, 2003. Diluted earnings per share were $0.44 for the nine months ended September 30, 2004, compared to diluted earnings per share of $0.34 for the nine months ended September 30, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2004, we had working capital of $44,676,758, compared to working capital of $47,050,765 at December 31, 2003. Cash was $9,582,332 as of September 30, 2004, compared to $20,065,248 at December 31, 2003. The $2,374,007 decrease in working capital is primarily due to our net income of $8,474,529 for the nine months ended September 30, 2004 and non-cash expenses for deferred taxes, depreciation and amortization of $6,190,035 being offset by our additional investment of $18,368,287 in property and equipment. The repayment of our New Jersey Economic Development Authority bonds in May 2004 decreased working capital by approximately $409,000 as we used deposits held by the bond trustee to repay the majority of the outstanding $1,030,000 debt. The Authority redeemed the bonds in June 2004. We expect to make additional investments of approximately $10,000,000 in property and equipment during the next twelve months at our new Cranbury, New Jersey facility, for which we intend to use operating profits and cash on hand. Our new facility should allow us to expand our current manufacturing capabilities and alleviate certain current manufacturing constraints. In addition, the new facility should allow us to consolidate a substantial portion of our existing operations upon expiration of current lease obligations.

          Other significant changes in our working capital components include an increase of $5,300,795 in accounts receivable, an increase of $5,178,940 in inventory and an increase of $2,978,136 in accounts payable and accrued expenses. The increase in accounts receivable is primarily due to large sales volume at end of quarter as we launched several new products. The accounts receivable allowance consists of allowances for returns, doubtful accounts, customer chargebacks, rebates, and pricing adjustments. Our allowance for chargebacks, rebates, returns, pricing adjustments and other allowances consists primarily of allowances stipulated by contracts with major drug wholesalers and are customary in the generic drug industry. We establish these allowances as we recognize the sales and monitor these allowances on an ongoing basis. To date, actual amounts have not differed materially from our estimates. The increase in inventory corresponds with our increased sales activity, as most of the $5,178,940 increase consists of raw materials. The increase in accounts payable and accrued expenses is the direct result of our increased raw materials purchases and the build out of our new Cranbury facility.

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

          During the three months ended September 30, 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management expects to make an evaluation of our internal control over financial reporting as of December 31, 2004, as to which our independent auditors will report on in connection with their audit of our financial statements for December 31, 2004 and the year then ended. In connection with and in preparation for this evaluation, we have expanded our testing and documentation of certain of our internal controls, but as of the date of this report we have not made material changes to such internal controls.

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

ITEM 5.  OTHER INFORMATION

FDA Warning Letter

          Our facilities are subject to periodic FDA inspection for, among other things, conformance to current Good Manufacturing Practices, or cGMP. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 notice. In January 2004, the FDA initiated an inspection of our South Plainfield, New Jersey manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice concerning our compliance with cGMP, including certain observations by the inspectors related to our failure to report adverse drug events in accordance with the applicable rules and regulations. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter on April 23, 2004 relating to these observations. We have reviewed each of the observations in the warning letter and submitted a written response with an explanation of the corrective actions that we plan to take. To date, the FDA has not responded.

          We expect to be able to address the FDA's observations in a timely and effective manner, and we believe that the warning letter may not materially affect our operations. Since receiving the warning letter, we have received 16 new ANDA approvals. We can, however, give no assurance that we will receive approval from the FDA to market the products covered by our pending and planned applications, or that regulation by the FDA or other government agencies will not delay or impede our efforts to commercialize our proposed products. See "Certain Factors That May Affect Future Results," above.

RxBazaar Notes Receivable

         We hold senior subordinated notes of RxBazaar, Inc. in the principal amount of $2,250,000 ("Notes") initially due on June 17, 2004. We also hold 477,841 shares of common stock, shares of Series A Preferred Stock convertible into 345,333 shares of common stock and warrants to purchase additional common stock. As of September 30, 2004, the Notes and equity remain outstanding and have been carried at a net valuation of zero on our balance sheet since December 31, 2002.

         In June 2004, we agreed to extend the maturity date of the Notes by one year and to forgive certain interest payments. We also agreed that, if RxBazaar achieved certain capital raising objectives, we would forgive the outstanding principal amount of the Notes. In August 2004, RxBazaar notified us that it had commenced an orderly wind-down of its operations, and on September 10, 2004, RxBazaar filed an assignment for the benefit of creditors. As a result of this development, we have agreed to assign the Notes and our security interest to another secured creditor, conditioned on that creditor paying to us cash amounts from proceeds it receives from the liquidation. We do not expect that any disposition of the Notes or our equity interest will have a material impact on our financial condition or results of operations.

ITEM 6.  EXHIBITS

(a)      List of Exhibits
         ----------------

          The following exhibits, required by Item 601 of Regulation S-K are filed as part of this Quarterly Report on Form 10-Q. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

EXHIBIT
NO.         ITEM
-------     ----

    3.1 Restated Certificate of Incorporation (filed as Exhibit 3a to our Report on Form 10-Q for the Quarter ended June 30, 1998, as amended on September 14, 1998, and incorporated herein by reference).

    3.2 Certificate of Amendment of Certificate of Incorporation dated May 31, 2000 (filed as Exhibit 3.2 to our Report on Form 10-QSB for the quarter ended June 30, 2000 and incorporated herein by reference).

    3.3     Amended and Restated By-Laws dated as of May 26, 2000 (filed as
            Exhibit 3.3 to our Report on Form 10-QSB for the quarter ended June 30, 2000 and incorporated herein by reference).

    3.4 Certificate of Designations, Preferences and Rights of Series Q Preferred Stock of Able Laboratories, Inc. (filed as Exhibit 4.1 to our Current Report on Form 8-K filed August 31, 2001 and incorporated by reference).

    3.5 Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to our Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

    3.6     Certificate of Ownership and Merger dated May 18, 2001 (filed as
            Exhibit 99.1 to our Current Report on Form 8-K dated May 18, 2001 and incorporated herein by reference).

    3.7 Certificate of Amendment of Certificate of Incorporation dated May 31, 2002 (filed as Exhibit 3.7 to our Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

    10.1 *Employment Agreement dated September 7, 2004, with Joan Janulis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2004 and incorporated herein by reference).

    10.2 *Employment Agreement dated September 7, 2004, with Janet Penner (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2004 and incorporated herein by reference).

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

    32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

----------------------

* Management contract or compensatory plan, contract or arrangement.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABLE LABORATORIES, INC.


Dated:  November 9, 2004               By: /s/ Dhananjay G. Wadekar
                                          --------------------------------------
                                          Dhananjay G. Wadekar
                                          Chief Executive Officer


                                       By: /s/ Robert Weinstein
                                          --------------------------------------
                                          Robert Weinstein
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NO.         ITEM
---         ----

    10.1 *Employment Agreement dated September 7, 2004, with Joan Janulis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2004 and incorporated herein by reference).

    10.2 *Employment Agreement dated September 7, 2004, with Janet Penner (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2004 and incorporated herein by reference).

    31.1 Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

    31.2 Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

    32.1 Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

----------------------
* Management contract or compensatory plan, contract or arrangement.