Form 10-K
period 2004-12-31
ABLE LABORATORIES INC
filed 2005-03-15
CIK 857171

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------
                                    FORM 10-K
                                  -------------


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 2004.


  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________.

                         COMMISSION FILE NUMBER 1-11352



                             ABLE LABORATORIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   04-3029787
 ---------------------------------                  -------------------
    (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

              1 ABLE DRIVE                                 08512
              CRANBURY, NJ                              ----------
----------------------------------------                (Zip Code)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                  Registrant's telephone number: (609) 495-2800

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

            The aggregate market value of the common stock, $0.01 par value per share held by non-affiliates, based on the last sale price of the common stock on June 30, 2004, as reported on the Nasdaq National Market, was approximately $351,337,648.

            As of February 15, 2005, there were 18,425,119 outstanding shares of common stock.
================================================================================

                                TABLE OF CONTENTS

                                                                        Page No.
PART I.

Item 1.        Business ....................................................   4
Item 2.        Properties ..................................................  12
Item 3.        Legal Proceedings ...........................................  13
Item 4.        Submission of Matters to a Vote of Security Holders..........  13

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters and
               Issuer Purchases of Equity Securities .......................  14
Item 6.        Selected Financial Data......................................  14
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  15
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk...  24
Item 8.        Financial Statements and Supplementary Data..................  25
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..................................  25
Item 9A.       Controls and Procedures......................................  25

PART III

Item 10.       Directors and Executive Officers.............................  47
Item 11.       Executive Compensation.......................................  47
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters.................  47
Item 13.       Certain Relationships and Related Transactions...............  47
Item 14.       Principal Accountant Fees and Services.......................  47

PART IV

Item 15.       Exhibits and Financial Statement Schedules...................  48

Signatures     .............................................................  52
Exhibit Index  .............................................................  53


                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the registrant's definitive proxy statement for its 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Items 10, 11, 12, 13 and 14 of this Report.

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

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

            Able Laboratories, Inc., referred to in this Report as "Able," "we" or "us," develops, makes and sells generic drugs. We manufacture and sell a broad range of prescription pharmaceutical products in solid oral dosage and suppository forms. Recently, we acquired a liquid dosage manufacturing company and are now working on adding liquid dosage forms to our product line. Generic drugs are the chemical and therapeutic equivalents of brand-name drugs. They must meet the same governmental quality standards as the brand-name drugs they replace, and they must meet all U.S. Food and Drug Administration, or FDA, regulations before they can be made or sold. Generally, we can manufacture and market a generic drug only if the patent or other government-mandated market exclusivity period for the brand-name equivalent has expired. Generic drugs are typically sold under their generic chemical names at prices significantly below those of their brand-name equivalents.

            We estimate that the U.S. generic or multi-source drug market approximates $18 billion in annual sales. We believe that this market has grown due to a number of factors, including:

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

            Our distribution businesses sold mostly our competitors' products. After careful analysis, we decided to divest our distribution operations and continue as a generic drug development and manufacturing company selling only our own products. We sold the assets of GDI on December 29, 2000 and sold Superior on February 23, 2001. In 2001, after we completed the sale of the distribution subsidiaries, we merged Able Laboratories, Inc. into DynaGen, Inc. and changed our company name to "Able Laboratories, Inc." In November 2003, we acquired substantially all the assets of LiquiSource, Inc., a privately-held developer and manufacturer of prescription generic liquid pharmaceuticals.

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

PRODUCT LINE INFORMATION

            We manufacture and market prescription generic drugs in the form of tablets, capsules, suppositories and liquids. In November 2000 we received our first FDA approval to manufacture and sell Diphenoxylate Hydrochloride and Atropine Sulfate tablets. Our current FDA-approved products are listed below:

                                                                                                     EQUIVALENT BRAND NAME
PRODUCT                                        STRENGTH               CLASS                              PRODUCT(1)(2)
-------                                        --------               -----                              -------------
Acetaminophen & Codeine Phosphate              300mg/30mg             Analgesic                    Tylenol(R) with Codeine # 3
Tablets, USP  CIII

Acetaminophen & Codeine Phosphate              300mg/60mg             Analgesic                    Tylenol(R) with Codeine # 4
 Tablets, USP  CIII

Atenolol Tablets, USP                          25mg, 50mg, 100mg      Antihypertensive             Tenormin(R)

Bethanechol Chloride Tablets, USP              5mg, 10mg, 25mg,       Parasympathomimetic          Urecholine(R)
                                               50mg                   (Urinary Tract)


Butalbital, Acetaminophen, Caffeine            50mg/500mg/40mg        Analgesic                    Esgic-PlusTM (2)
Tablets, USP

Butalbital, Acetaminophen, Caffeine            50mg/325mg/40mg        Analgesic                    Fioricet(R) (2)
Tablets, USP

Butalbital, Acetaminophen, Caffeine            50mg/325mg/40mg/       Analgesic                    Fioricet(R) with codeine
 and Codeine Phosphate Capsules  CIII          30mg

Carisoprodol Tablets, USP                      350mg                  Muscle Relaxant              Soma(R) (2)

Clorazepate Dipotassium Tablets, USP  CIV      3.75mg, 7.5mg, 15mg    Anti-anxiety                 Tranxene(R) (2)

Dextroamphetamine Sulfate Extended-            5mg, 10mg, 15mg        Stimulant                    Dexedrene(R) Spansules
 Release Capsules CII

Diphenoxylate Hydrochloride and                2.5mg/0.025mg          Anti-diarrheal               Lomotil(R) (2)
 Atropine Sulfate Tablets, USP CV

Hydrocodone Bitartrate and Acetaminophen       5mg/500mg              Analgesic                    Vicodin(R)
 Tablets, USP CIII

Hydrocodone Bitartrate and Acetaminophen       7.5mg/750mg            Analgesic                    Vicodin ES(R)
 Tablets, USP CIII

Hydrocodone Bitartrate and Acetaminophen       10mg/500mg,            Analgesic                    Lortab(R)
 Tablets, USP CIII                             7.5mg/500mg

Hydrocodone Bitartrate and Acetaminophen       7.5mg/325mg,           Analgesic                    Norco(R)
 Tablets, USP CIII                             10mg/325mg,
                                               5mg/325mg

Hydrocodone Bitartrate and Acetaminophen       7.5mg/650mg,           Analgesic                    Hydrocodone Bitartrate and
 Tablets, USP CIII                             10mg/650mg                                          Acetaminophen Tablets, USP
                                                                                                   (Lorcet(R) Plus)

                                                                                                     EQUIVALENT BRAND NAME
PRODUCT                                        STRENGTH               CLASS                              PRODUCT(1)(2)
-------                                        --------               -----                              -------------
Hydroxyzine Hydrochloride Tablets, USP         10mg, 25mg, 50mg       Antihistamine                Hydroxyzine Hydrochloride
                                                                                                   Tablets, USP

Hydrocortisone Acetate Suppository             25mg                   Corticosteriod (rectal)      Anusol(R)

Indomethacin Capsules, USP                     25mg, 50mg             NSAID                        Indocin(R)

Indomethacin Extended-Release Capsules, USP    75mg                   NSAID                        Indocin(R) SR (2)

Lithium Carbonate Capsules, USP                300mg                  Antipsychotic                ESKALITH(R) (2)

Lithium Carbonate Extended-Release             300mg                  Antipsychotic                LITHOBID(R)
 Tablets, USP

Lithium Carbonate Capsules, USP                150mg, 300mg,          Antipsychotic                Lithium Carbonate Capsules, USP
                                               600mg

Methamphetamine HCl Tablets, USP 5mg CII       5mg                    Stimulant                    Desoxyn(R)

Methocarbamol Tablets, USP                     500mg, 750mg           Muscle Relaxant              Robaxin(R)

Methylphenidate Hydrochloride Tablets,         5mg, 10mg and 20mg     Stimulant                    Ritalin(R)
 USP CII

Methylphenidate Hydrochloride Extended-        20mg                   Stimulant                    Metadate-SR(R) (2)
 Release Tablets, USP CII

Metronidazole Tablets, USP                     250mg, 500mg           Antibiotic                   Flagyl(R)

Metronidazole Extended-Release Tablets         750mg                  Antibiotic                   Flagyl ER(R)

Metronidazole Capsules                         375mg                  Antibiotic                   Flagyl(R) 375

Naproxen Sodium Tablets, USP                   275mg                  NSAID                        Anaprox(R)

Naproxen Sodium Tablets, USP                   550mg                  NSAID                        Anaprox (R) DS

Nitrotab(R) Nitroglycerin Sublingual           0.3mg, 0.4mg, 0.6mg    Vasodilator                  Nitrostat(R)
 Tablets, USP

Phenazopyridine HCl Tablets, USP               95mg, 100mg, 200mg     Urinary Analgesic            Pyridium(R)

Phentermine HCl Capsules, USP (beads) CIV      30mg                   Anorexiant                   Phentermine Hydrochloride
                                                                                                   Capsules (2)

Phentermine HCl Capsules, USP (powder) CIV     15mg, 30mg             Anorexiant                   Phentermine Hydrochloride
                                                                                                   Capsules (2)

Phentermine HCl Tablets, USP  CIV              37.5mg                 Anorexiant                   Adipex-P(R)

Prochlorperazine Suppositories, USP            2.5mg, 5mg, 25mg       Antiemetic                   Compazine(R)

Promethazine HCl Suppositories, USP            12.5mg, 25mg, 50mg     Antihistamine/Antiemetic     Phenergan(R)

Promethazine Hydrochloride Tablets, USP        12.5mg, 25mg, 50mg     Antihistamine/Antiemetic     PHENERGAN(R)

                                                                                                     EQUIVALENT BRAND NAME
PRODUCT                                        STRENGTH               CLASS                              PRODUCT(1)(2)
-------                                        --------               -----                              -------------
Propoxyphene Napsylate and Acetaminophen       100mg/650mg            Analgesic                    Darvocet-N(R) (2)
 Tablets, USP  CIV

Salsalate Tablets, USP                         500mg, 750mg           NSAID                        Disalcid(R)

Theophylline ER Tablets                        300mg, 450mg           Antiasthmatic                Theophylline Extended-Release
                                                                                                   Tablets

Theophylline ER Tablets                        400mg, 600mg           Antiasthmatic                Uniphyl(R)

--------------------
(1) All brand names in the table above are trademarks or registered trademarks of their respective owners.
(2) Refers to the reference listed drug. A reference listed drug (21 CFR 314.94(a)(3)) means the listed drug identified by the FDA as the drug product upon which an applicant relies in seeking approval of its Abbreviated New Drug Application.


RESEARCH AND DEVELOPMENT

            We are working on developing additional generic products in the form of tablets, capsules, suppositories and liquids. The research, development, bioavailability testing and the FDA review process leading to approvals takes approximately two years for each product. As discussed in the section titled "Government Regulation," some products require no review or limited laboratory testing, in which case the time required to complete the process can be less than two years. Typically, our research and development activities consist of:

     o identifying brand-name drugs for which patent protection has expired or will expire in the near future;

     o conducting research (including patent and market research) and developing new product formulations based upon such drugs;

     o developing and testing our formulations in laboratory and comparative bioavailability (biostudies) in human subjects as necessary;

     o    compiling and submitting all the information to the FDA; and

     o    obtaining approval from the FDA for our new product formulations.

            As part of the approval process, we contract with outside laboratories to conduct biostudies that are required for FDA approval. We use biostudies to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from that achieved by the corresponding brand-name drug. These biostudies are subject to rigorous standards set by the FDA. They may cost up to and, in limited cases, more than, $500,000 each and are a significant part of the overall cost of our drug development work.

            As of February 15, 2005, we have six Abbreviated New Drug Applications ("ANDAs") pending approval at the FDA. Prior to FDA approval of an ANDA, we may undergo an on-site inspection, known as a pre-approval inspection or PAI, by the district office of the FDA. Between January 2001 and February 15, 2005, we have had several cGMP and pre-approval inspections, covering several products. Our product development program includes several active projects in various stages of completion. We intend to develop and file ANDA applications covering additional products this year. We can, however, give no assurance that we will receive approval from the FDA to market the products covered by these pending and planned applications and, if we do, there is no assurance that we will be able to penetrate the market and achieve reasonable levels of sales or profits from the products.

            For the fiscal year ended December 31, 2004, we spent $15,231,815 on research and development activities, compared with $11,212,418 for the fiscal year ended December 31, 2003 and $6,944,952 for the fiscal year ended December 31, 2002.

GENERIC DRUG PRICING

            The generic drug industry is extremely competitive and there is persistent downward pressure on price. Over the last two years the number of competitors has increased as offshore manufacturers with lower operating costs are entering the US market and are basically competing on price. With the addition of each new competitor the price and market share equilibrium gets affected and this results in further downward pressure on price and reduction in gross margins. Occasionally the price can be even below cost which results in a few manufacturers exiting the market. There is no assurance that even after this the prices would increase. We routinely receive requests from our customers to offer them competitive pricing on our existing business as they receive offers for product at lower prices. This price erosion is expected to continue and may even increase as lower cost producers cut prices further to achieve market entry.

SALES AND MARKETING

            Our products are sold primarily through direct sales efforts to drug wholesalers, distributors and retail drug chains. We market our generic drug products under our "Able Laboratories" label as well as under private label arrangements. The majority of our sales are to customers who purchase under firm purchase order commitments. Excluding seasonal trade show purchases, these purchase orders range from $1,000 to $1,700,000 and are typically filled within a few days to three months from the time we receive them. For 2004, sales to two wholesalers, McKesson Corporation and Cardinal Health, were approximately 17% and 12% of our sales, respectively. The gross dollar amount of backlog orders, as of February 15, 2005, was approximately $7,500,000, compared to a backlog of approximately $4,672,000 as of March 1, 2004. Because the level of our customers' purchases can fluctuate over the course of an operating period, backlog historically has not been a meaningful indicator of revenues for a particular period or for future periods.

            We have eight senior and experienced executives in our sales department, supported by four associates. From January 2001 to January 2004 we used Bi-Coastal Pharmaceutical Corporation ("Bi-Coastal") as our representative. The agreement expired in January 2004 and was not renewed.

SUPPLIERS

            We manufacture our generic products at our facilities in South Plainfield, New Jersey. The principal components used in the manufacture of generic products are active and inactive pharmaceutical ingredients and certain packaging materials. The FDA must approve our sources for almost all of the materials. In many instances, only one source may have been approved. We purchase active raw material ingredients primarily from United States distributors of bulk pharmaceutical materials manufactured by the U.S. or foreign companies. If active raw materials from an approved supplier were to become unavailable, we would have to file and obtain FDA approval of a supplement to the applicable ANDA. Delays in obtaining new materials and new regulatory approvals could result in the loss of revenues and could have a material adverse effect on our business, financial condition and results of operations.

MANUFACTURING FACILITIES

            In 2004 we manufactured over 1.3 billion tablets, capsules, and suppositories at our 6 Hollywood Court, South Plainfield, NJ manufacturing operation. Our facilities currently consist of approximately 300,000 square feet of manufacturing, warehousing, laboratory and office space contained in five buildings, which includes our December 2003 purchase of 6 Hollywood Court. As a result of our growth, in September 2003, we leased an additional 225,000 square feet at 1 Able Drive in Cranbury, NJ. Our intention is to keep this and our current manufacturing location at 6 Hollywood Court in South Plainfield, NJ as the only two operating locations. We are in the process of exiting the locations that served as our raw material, packaging material and finished goods warehousing facilities.

            1 Able Drive, Cranbury, NJ will be our primary manufacturing and administrative facility. We started construction and leasehold improvements on this facility in January 2004. Phase I of this project consisted of relocating research and development, quality control, raw material and finished goods warehousing, and all administrative offices to 1 Able Drive. We have completed this phase and have approximately 50% of our workforce in this location. Over the past two years, we have invested approximately $35,300,000 in property and equipment, with the majority of the investment in 2004 at 1 Able Drive.

            Phase II of the project includes building the manufacturing infrastructure at 1 Able Drive. Work on phase II is proceeding to our satisfaction and we expect to start manufacturing in this location in the second quarter of 2005 and to transfer approximately 60 to 70% of our production by the end of the third quarter 2005. We intend to continue to make additional investments in our facilities and expect that our new manufacturing and laboratory facilities will increase our capacity 300 to 400% from current levels. See "Liquidity and Capital Resources" and "Certain Factors That May Affect Future Results -- We may have difficulty managing our growth" below.

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

GOVERNMENT REGULATION

            Our products and business activities are highly regulated, principally by the FDA, the U.S. Drug Enforcement Administration, or DEA, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacturing, labeling, storage, recordkeeping, approval, advertising and promotion of our products. Failure to comply with applicable requirements can result in judicially and administratively imposed sanctions, including seizure of adulterated or misbranded products, injunctive actions, fines and criminal prosecutions. Administrative enforcement measures can also involve product recalls and the refusal by the government to approve new and/or abbreviated new drug applications, known as NDAs, or ANDAs. In order to conduct clinical tests and produce and market products for human therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state regulatory agencies. Typically, standards require that products be approved by the FDA as safe and effective for their intended indications prior to being marketed for human use. We believe that we are currently in compliance with all applicable FDA requirements.

            Because we purchase drug substances and manufacture and market drug products containing controlled substances, we must meet the requirements and regulations of the Controlled Substances Act which are administered by the DEA. These regulations include stringent requirements for manufacturing controls and security to prevent diversion of or unauthorized access to controlled substances in each stage of the production and distribution process. The DEA also regulates, based on our historical sales data, allocation of certain raw materials that we use in the production of controlled substances. We believe that we are currently in compliance with all applicable DEA requirements.

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

ANDA PROCESS

            We must obtain FDA approval before we make or sell a generic equivalent of an existing reference listed drug. We obtain such approvals by submitting abbreviated new drug applications, or ANDAs. The process for obtaining an ANDA approval is set by the provisions of the Hatch-Waxman Act of 1984, which established a statutory procedure for the submission, FDA review and approval of ANDAs for generic versions of drugs previously approved by the FDA. Each of our proposed generic drug products must be therapeutically equivalent to the corresponding referenced listed drug. Generic drug products are considered therapeutically equivalent if they are pharmaceutical equivalents, and meet the requirements for bioequivalence, when required, and stability throughout the proposed shelf life.

            "Bioavailability" means the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are the same as the previously approved reference listed drug. An ANDA may be submitted for a drug on the basis that it is either the equivalent to a previously approved referenced listed drug or a new dosage form that is suitable for use as indicated in the approved labeling. The FDA waives the requirement of conducting complete clinical studies of safety and efficacy and, instead, typically requires the applicant to submit data illustrating that the generic drug formulation is "bioequivalent" to a previously approved drug. For some drugs, the FDA may require other means of demonstrating that the generic drug is bioequivalent to the original drug product. The ANDA approval process on average takes 16 to 18 months, though we have received approvals in less than a year, and involves the expenditure of substantial resources.

            The timing of final FDA approval of ANDA applications depends on a variety of factors, including whether the ANDA applicant challenges any listed patents for the drug and/or its use and whether the maker of the reference listed drug is entitled to the protection of one or more statutory exclusivity periods, during which the FDA is prohibited from approving generic equivalents. The Hatch-Waxman Act establishes several such statutory exclusivity periods for certain drugs. Exclusivity periods are available for both patented and non-patented drug products, and in the case of patented drug products can extend beyond the life of a patent, and so they can preclude submission, or delay the approval, of a competing ANDA. Examples of these protections include:

     o a provision allowing a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for NDAs (including different dosage forms) containing data from new clinical investigations essential to the approval of the application;
     o a provision that extends the term of a patent as compensation for reducing the effective market life of the patent due to the time involved in the FDA regulatory review process; and
     o the so-called pediatric extension, whereby the FDA may extend an existing exclusivity period or effectively extend the expiration date of a patent for a given product by six months if the innovator company submits studies demonstrating the effect of their product in sectors of the pediatric population. More than one pediatric extension can be obtained.

To obtain approval of ANDAs, we must also comply with the FDA's current Good Manufacturing Practices, or cGMP, regulations, relating to the manufacture and other processing of drugs. The FDA may inspect our facilities to assure compliance prior to approving an ANDA application or at any other reasonable time. To comply with the cGMP requirements, we must continue to expend significant time and resources in the areas of development, production, quality control and quality assurance.

            Penalties for failure to comply with cGMP standards can include the suspension of manufacturing approval, the seizure of drug products or the FDA's refusal to approve additional applications. Penalties for wrongdoing in connection with the development or submission of an ANDA were established by the Generic Drug Enforcement Act of 1992, authorizing the FDA to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of any new drug application. The FDA can also significantly delay the approval of a pending ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy." The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and, under certain circumstances, also has the authority to withdraw approval of a new drug application and to seek civil penalties. We do not expect the law to have a material impact on the review or approval of our ANDAs.

            We currently manufacture and distribute several products that were initially introduced to the U.S. market before 1938, and during the period between 1938 and 1962. These products are referred to respectively as "grandfather drugs" and Drug Efficacy Study Implementation, or DESI, drugs. These products are not covered by an NDA or ANDA. They are, however, subject to the same cGMP requirements as our NDA and ANDA products. While the FDA presently allows the continued marketing of these products under certain conditions (including defined ingredients, dosage levels, labeling content and indications for use), the marketing status of these products could change as a result of the FDA's continued implementation of the DESI process or development of formal policies regarding the marketing of grandfather drugs.

            The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, imposes three types of user fees on manufacturers of NDA-approved prescription drugs. Applicants that submit only ANDAs and most other off-patent drug manufacturers, including Able, are not currently subject to any of the three user fees. If we were to submit NDAs in the future, then we might be subject to user fees.

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

PRODUCT LIABILITY INSURANCE COVERAGE

            We presently maintain product liability insurance in the amount of $10,000,000 for the products we market. The product liability insurance has a $500,000 deductible. We also maintain product liability insurance for products in clinical investigations. Although we intend to obtain product liability insurance prior to the commercialization of certain products that are not presently covered, we can give no assurance that we will obtain such insurance at favorable rates, or that any such insurance, even if obtained, will be adequate to cover potential liabilities. As a supplement to our product liability insurance, we have added product recall insurance in the amount of $1,000,000. The product recall insurance has a $100,000 deductible and covers all costs associated with the recall in excess of the deductible, up to the policy limit.

            In the event of a successful lawsuit against us, insufficient insurance coverage could have a materially adverse impact on our operations and financial condition. Furthermore, the costs of defending or settling a product liability claim and any attendant negative publicity may have a materially adverse affect upon us, even if we ultimately prevailed. Furthermore, certain food and drug retailers require minimum product liability insurance coverage as a precondition to purchasing or accepting products for commercial distribution. Failure to satisfy these insurance requirements could impede our ability to achieve broad commercial distribution of our proposed products, which could have a materially adverse effect upon our business and financial condition.

PROPRIETARY TECHNOLOGY

            Our generic business relies upon unpatented trade secrets and proprietary technologies and processes. There is no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or gain access to our trade secrets or proprietary technology, or that we can meaningfully protect unpatented trade secrets. We require employees, consultants and other advisors to execute confidentiality agreements. However, these agreements may not provide meaningful protection for our trade secrets, or adequate remedies in the event of unauthorized use or disclosure of such information. The manufacture and sale of certain of our products may also involve the use of proprietary processes, products or information owned by others. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- We depend on third parties to supply the raw materials used in our products."

EMPLOYEES

            As of February 15, 2005, we had 421 full-time employees, of whom 53 were employed in selling, general and administrative activities, 113 were employed in quality roles, 81 were employed in research and development and 174 were employed in manufacturing. None of our employees is represented by a union. We believe our relationship with our employees is good.

ITEM 2. PROPERTIES

            Our principal executive offices are located at 1 Able Drive, Cranbury, New Jersey, the location of our 225,000 square foot manufacturing, research and development, and administrative facility.

                        SQUARE
ADDRESS                 FOOTAGE           USE(S)                                LEASE EXPIRATION
-------                 -------           ------                                ----------------
6 Hollywood Court        50,000      Manufacturing                              Owned
S. Plainfield, NJ

1 Able Drive            225,000      Manufacturing, Research & Development,     September 16, 2015
Cranbury, NJ                         Administrative

5 Hollywood Court        12,700      Manufacturing, Research & Development      June 14, 2005
S. Plainfield, NJ

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during the last fiscal quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         Market Price of Common Stock

            Our common stock is traded on the Nasdaq National Market under the symbol "ABRX." On February 15, 2005, based upon information from American Stock Transfer & Trust Company, our transfer agent, there were approximately 1,786 holders of record of common stock. We believe that there are a substantial number of additional beneficial owners that hold common stock in "street name" through brokerage firms. The following table sets forth, for the periods indicated, the range of quarterly high and low sale prices for the common stock as reported on the Nasdaq SmallCap Market from January 1, 2003 to February 26, 2003 and on the Nasdaq National Market from February 27, 2003 to December 31, 2004.

                                            COMMON STOCK
                                            ------------
                                         HIGH          LOW
                                         ----          ---
FISCAL 2003:
January 1 to March 31, 2003            $ 15.46       $ 10.00
April 1 to June 30, 2003                 24.25         13.76
July 1 to September 30, 2003             25.32         18.70
October 1 to December 31, 2003           20.53         17.15

FISCAL 2004:
January 1 to March 31, 2004              20.74         15.60
April 1 to June 30, 2004                 21.33         17.51
July 1 to September 30, 2004             22.10         17.78
October 1 to December 31, 2004           23.24         18.21


            We have never paid dividends to common stockholders since inception and do not intend to pay dividends to common stockholders in the foreseeable future. We intend to retain earnings to finance our operations.

(b)         Sales of Unregistered Securities

            None.

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

                                                                                       YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------------------------
                                                                      2004         2003         2002         2001         2000
                                                                   -------------------------------------------------------------
                                                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales, net.....................................................    $ 103,194    $  77,561    $  52,930    $  19,594    $  31,456
Cost of sales..................................................       51,434       41,355       27,362       12,533       25,711
                                                                   ---------    ---------    ---------    ---------    ---------
      Gross profit.............................................       51,760       36,206       25,568        7,061        5,745
Operating expenses.............................................       29,233       21,909       14,699        8,262       12,358
                                                                   ---------    ---------    ---------    ---------    ---------
      Operating income (loss)..................................       22,527       14,297       10,869       (1,201)      (6,613)
Other income (expense), net....................................         (452)        (397)      (2,553)      (3,272)      (1,839)
                                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes..............................       22,075       13,900        8,316       (4,473)      (8,452)
Income tax provision (benefit).................................        7,423        5,412      (15,130)         --           --
                                                                   ---------    ---------    ---------    ---------    ---------
      Net income (loss) .......................................       14,652        8,488       23,446       (4,473)      (8,452)
Returns to preferred stockholders..............................          (90)        (275)        (481)      (9,060)      (1,443)
                                                                   ---------    ---------    ---------    ---------    ---------
      Net income (loss) applicable to common stockholders......    $  14,562    $   8,213    $  22,965    $ (13,533)   $  (9,895)
                                                                   =========    =========    =========    =========    =========
Net income (loss) per share:
      Basic....................................................        $0.84        $0.56        $1.98       $(1.57)      $(1.89)
                                                                   =========    =========    =========    =========    =========
      Diluted..................................................        $0.75        $0.46        $1.44       $(1.57)      $(1.89)
                                                                   =========    =========    =========    =========    =========
Weighted average shares outstanding:
      Basic....................................................       17,402       14,709       11,588        8,629        5,232
                                                                   =========    =========    =========    =========    =========
      Diluted..................................................       19,433       18,375       16,322        8,629        5,232
                                                                   =========    =========    =========    =========    =========


                                                                                           AT DECEMBER 31,
                                                                   -------------------------------------------------------------
                                                                      2004         2003         2002         2001         2000
                                                                   -------------------------------------------------------------
                                                                                           (In thousands)
BALANCE SHEET DATA:
Current assets.................................................    $  56,978    $  51,698    $  25,617    $  11,304    $  11,239
Total assets...................................................      104,291       85,364       51,128       17,638       16,914
Current liabilities............................................        5,012        4,647       10,353        5,155       15,529
Long-term debt.................................................        3,000        3,935        6,083        2,291        2,700
Stockholders' equity (deficit).................................       96,280       76,782       34,692        8,895       (1,315)
Working capital (deficit)......................................       51,967       47,051       15,264        6,149       (4,290)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            We develop, make and sell generic drugs. In 2005, we expect to continue to increase our sales of generic drug products by attempting to increase sales of our existing products and by obtaining approvals from the FDA for new products. To accomplish these objectives, in 2003, we entered into a long-term lease for our new facility in Cranbury, New Jersey, which we intend to use for our solid and semi-solid dosage manufacturing operations and our executive offices. In 2004, we moved our executive offices to our new facility and we plan to move our manufacturing operations to the new facility in 2005. Also, in 2003, we purchased the building and leasehold improvements at our facility located at 6 Hollywood Court, South Plainfield, New Jersey, where we currently house all of our manufacturing operation and which we intend to use in the future for our liquids manufacturing business. See "Liquidity and Capital Resources" below. In November 2003, we acquired substantially all the assets of LiquiSource, Inc., a privately-held developer and manufacturer of prescription liquid pharmaceuticals. We intend to continue development of our liquids formulation ability and position ourselves to add liquids products to our product line, through our utilization of the acquired assets.

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

            ALLOWANCES FOR RETURNS AND PRICE ADJUSTMENTS. Our product revenues are typically subject to agreements with customers allowing chargebacks, rebates, rights of return, pricing adjustments and other allowances. Based on our agreements and contracts with our customers, we calculate allowances for these items when we recognize revenue and we book the allowances as reserves against accounts receivable. Chargebacks, primarily from wholesalers, are the most significant of these items. Chargebacks result from arrangements we have with customers establishing prices for products for which the customers independently select a wholesaler from which to purchase. A chargeback represents the difference between our invoice price to the wholesaler, which is typically stated at wholesale acquisition cost, and the end customer's contract price, which is lower. We credit the wholesaler for purchases by end customers at the lower price. Therefore, we record these chargebacks at the time we recognize revenue in connection with our sales to wholesalers. We base these reserves primarily on our contractual arrangements and, to a lesser extent, historical chargeback experience. The majority of our sales are made to wholesalers. For 2004, two wholesalers, McKesson Corporation and Cardinal Health, accounted for approximately 17% and 12% of our sales, respectively. We continually monitor the wholesaler inventory levels and the corresponding reserve estimates and compensate for contractual changes, giving consideration to our observations of current pricing trends and we make adjustments to our provisions for chargebacks and similar items when we believe that the actual credits will differ from our original provisions. To date, actual amounts have not differed materially from our estimates.

            Consistent with industry practice, we maintain a policy that allows our customers to return product. Our estimate of the provision for returns is based upon our historical experience with actual returns.

            Price adjustments, also referred to as "shelf stock adjustments" are credits issued to reflect decreases in the selling prices of our products which our customer has remaining in its inventory at the time of the price reduction. Decreases in our selling prices are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price and inventory held by the customer.

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

            As of December 31, 2002, we had a net operating loss carryforward of approximately $51.6 million for federal income tax purposes. During the fourth quarter of 2002, management determined that it was more likely than not that these benefits will be realized in future periods prior to expiration of the carryforward period. Therefore, we recognized the related deferred tax asset for this and other temporary differences, which resulted in an income tax benefit that increased net income by $15,130,000, or $0.93 per diluted share, for 2002. Since we recognized this tax benefit during the fourth quarter of 2002, we have reported net income as if we were fully taxed. We do not, however, expect to pay federal income taxes, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

            In the fourth quarter of 2004, management determined that it was more likely than not that certain additional deferred income tax benefits will be realized in the future. Therefore, we recognized additional income tax benefits of $864,000, or $0.04 per diluted share, for 2004.

            If, in future periods, we determine that we are not likely to realize these tax benefits, then we would increase our reserve against the asset, the amount of which would be deducted from income during the period in which we increase the reserve.

RESULTS OF OPERATIONS

            YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31,
2003

            SALES. Sales for the year ended December 31, 2004 were $103,193,652, compared to $77,561,115 for the year ended December 31, 2003. The increase in sales of $25,632,537, or 33%, is primarily due to a greater number of products available for sale. In 2004, we received 16 FDA approvals for eight new product families in 22 different product strengths. At December 31, 2004, we had 30 FDA-approved product families in 70 different product strengths available for sale.

            COST OF SALES. Cost of sales was $51,433,991, or 49.8% of sales, for the year ended December 31, 2004, compared to $41,355,192, or 53.3% of sales, for the year ended December 31, 2003. The increase in the gross profit margin to 50.2% from 46.7% is primarily due to a favorable product mix including sales of an increased number of first-to-market products.

            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 2004 were $14,001,498, or 13.6% of net sales, compared to $10,696,864, or 13.8% of net sales, for the year ended December 31, 2003. Our expenses increased by $3,304,634 for the year ended December 31, 2004 compared to the prior year, primarily due to increases in salaries and benefits, business insurance, and advertising expenses of approximately $2,125,000, $631,000 and $1,747,000, respectively. These increased expenses were partially offset by cost savings of approximately $890,000 and $209,000 in sales commissions and investor relations fees, respectively. We added several new employees during 2004 to support our growth effort. The increased expenses for business insurance relate to increased product sales which require additional insurance coverage. We increased our presence at a number of industry trade shows, in addition to increasing our marketing and promotional expenses. The cost reductions are the direct result of our increased focus on reducing our dependence on third party vendors. The expiration of our sales agreement with Bi-Coastal Pharmaceutical Corporation contributed to the commissions cost savings. Our decision to move the majority of our investor relations activities in-house resulted in the investor relations cost savings. As of December 31, 2004, we had 50 full-time employees in selling, general and administrative positions compared to 38 full-time employees in similar positions at December 31, 2003.

            RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 2004 were $15,231,815, or 14.8% of net sales, compared to $11,212,418, or 14.5% of net sales, for the year ended December 31, 2003. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. The increase of $4,019,397 is primarily due to an increase in salaries expense of approximately $2,043,000, as well as milestone payments to raw material suppliers and independent contract research organizations working with us to develop new products and biostudies and outside assays of approximately $726,000. The balance of the increase, approximately $1,250,000, is due to increased activity in supporting a higher number of research projects, offset by various cost savings in other areas. These support activities include quality assurance, stability testing and regulatory support. We received FDA approval for 16 new products during the year ended December 31, 2004. As of December 31, 2004, we had six ANDA applications pending approval with the FDA.

            OPERATING INCOME. Our operating income for the year ended December 31, 2004 increased by $8,229,707 to $22,526,348, compared to operating income of $14,296,641 for the year ended December 31, 2003. The increase in operating income resulted from increased net sales and gross margins, which exceeded the greater operating expenses incurred to support our continued growth.

            OTHER INCOME (EXPENSE). Interest and financing expenses for the year ended December 31, 2004 were $188,463, compared to $543,849 for the year ended December 31, 2003. Our interest and financing expenses decreased by $355,386. Interest expense decreased as we paid down debt obligations in July 2003 with our June 2003 private placement proceeds and as we paid off $1,030,000 in New Jersey Economic Development Authority bonds and unsecured notes payable of $150,000 in May 2004 and June 2004, respectively. Miscellaneous income (expense) was $(144,612) for the year ended December 31, 2004, compared to $388,755 for the year ended December 31, 2003. The decrease is primarily due to a decrease of $238,045 in interest income on the RxBazaar note receivable and decreased interest on cash balances.

            INCOME TAXES. Income tax expense for the year ended December 31, 2004 was $7,423,000, compared to income tax expense of $5,412,000 for the year ended December 31, 2003. Our effective tax rate for the year ended December 31, 2004 and 2003 was 33.6% and 38.9%, respectively. The decrease in our effective tax rate is due to a lower effective rate for state taxes, adjustment of the valuation allowance, and the recognition of $864,000 of additional deferred income tax benefits. The recognition of the additional deferred income tax benefits increased diluted earnings per share by $0.04. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

            NET INCOME. We recorded net income of $14,651,833 for the year ended December 31, 2004, compared to net income of $8,487,548 for the year ended December 31, 2003. We recorded net income applicable to common stockholders of $14,562,191, or $0.84 per share, for the year ended December 31, 2004, compared to net income applicable to common stock of $8,212,989, or $0.56 per share, for the year ended December 31, 2003. Diluted earnings per share were $0.75 for the year ended December 31, 2004, compared to diluted earnings per share of $0.46 for the year ended December 31, 2003.

            YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31,
2002

            SALES. Sales for the year ended December 31, 2003 were $77,561,115, compared to $52,930,121 for the year ended December 31, 2002. The increase in sales of $24,630,994, or 46.5%, is primarily due to a greater number of products available for sale as well as higher demand for our products. From June 30, 2001 to December 31, 2003, we have received FDA approval for 17 new product families in 39 different product strengths. During the year ended December 31, 2003, we had 22 FDA approved product families in 48 different strengths available for sale, compared to 14 FDA approved product families in 30 different strengths available for sale during the year ended December 31, 2002.

            COST OF SALES. Cost of sales was $41,355,192, or 53.3% of sales, for the year ended December 31, 2003, compared to $27,361,610, or 51.7% of sales, for the year ended December 31, 2002. The decrease in the gross profit margin to 46.7% from 48.3% is primarily attributable to sub-optimal utilization of our manufacturing capacity in the first quarter of 2003. A part of our capacity expansion, our 6 Hollywood Court manufacturing facility underwent substantial reconfiguration resulting in downtime and unabsorbed labor costs and other overhead in the first quarter of 2003. All current manufacturing upgrades, relocations and additional equipment installations to this location are now complete, allowing us to resume normal manufacturing operations. However, we continue to face labor inefficiencies due to capacity constraints within the 6 Hollywood Court manufacturing facility. These inefficiencies also contributed to the decrease in gross profit margin. Finally, the 2003 product mix also contributed to the decline in gross profit margins.

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

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2004, we had working capital of $51,966,837, compared to working capital of $47,050,765 at December 31, 2003. Cash was $11,650,886 as of December 31, 2004, compared to $20,065,248 at December 31,
2003. The $4,916,072 increase in our working capital is primarily due to our net income of $14,651,833 for the year ended December 31, 2004, non-cash expenses for deferred taxes, depreciation and amortization of $9,535,073 and net proceeds of $2,174,719 received on exercise of options and warrants being offset by our additional investment of $24,277,008 in property and equipment. The repayment of our New Jersey Economic Development Authority bonds in May 2004 decreased working capital by $409,000 as we used deposits held by the bond trustee to repay the majority of the outstanding $1,030,000 debt. We expect to make additional investments of approximately $5,000,000 in property and equipment in 2005. Most of the expected additional investments in 2005 will be made on our newly leased Cranbury manufacturing facility. Our new facility should allow us to expand our current manufacturing capabilities and alleviate certain current manufacturing constraints. In addition, the new facility should allow us to consolidate a portion of our existing operations upon expiration of current lease obligations.

            Other significant changes in our working capital components in 2004 include increases of $9,252,357 in accounts receivable and $1,502,667 in inventory. The 107% increase in accounts receivable is primarily due to the $8,683,547 increase in sales for the fourth quarter of 2004 compared to the fourth quarter of 2003. The accounts receivable allowance at December 31, 2004 includes allowances for customer chargebacks, rebates, returns, other pricing adjustments and doubtful accounts. Our allowance consists primarily of allowances stipulated by contracts with major drug wholesalers that are customary in the generic drug industry. We establish these allowances as we recognize the sales and monitor these allowances on an ongoing basis. To date, actual amounts have not differed materially from our estimates. The increase in inventory was primarily due to an increase of $1,372,292 in raw materials necessary to support our increased level of production to meet sales increases. Management expects accounts receivable and inventory will continue to increase over the near term as sales continue to increase. Our stated working capital, accounts receivable and inventory values depend on various estimates and judgments of management. See "Critical Accounting Policies."

            During the year ended December 31, 2003, we sold 1,627,500 shares of common stock for gross proceeds of $30,922,500 and converted $2,150,000 of unsecured notes payable into common stock. The remaining proceeds from the issuance of common stock are being used for our planned investments in property and equipment and the expansion of our research and development activities.

            On March 2, 2004, we entered into a new $20 million revolving credit agreement with our existing lender. This new revolver replaced the existing revolving credit facility of $10 million. The new revolver bears interest at LIBOR plus 1.25% based upon our current leverage ratio and requires no monthly principal payments. In addition, the new revolver is expandable to $30 million upon our request and the approval of the bank. The revolver matures in March 2007.

            A summary of our contractual obligations at December 31, 2004 is as follows:

                                       PAYMENTS DUE BY PERIOD
CONTRACTUAL        ---------------------------------------------------------------
OBLIGATIONS           TOTAL         2005       2006-2007    2008-2009   AFTER 2009
                   -----------   ----------   ----------   ----------   ----------
Debt Obligations   $ 3,000,000   $     --     $3,000,000   $     --     $     --

Operating Leases    14,107,438    1,560,540    2,620,667    2,575,264    7,350,967
                   -----------   ----------   ----------   ----------   ----------
    Total          $17,107,438   $1,560,540   $5,620,667   $2,575,264   $7,350,967
                   ===========   ==========   ==========   ==========   ==========

            In addition to the contractual obligations listed in the above chart, at December 31, 2004 we had several open purchase orders for raw materials, supplies, and ongoing construction activities. We do not believe the open purchase orders were materially significant, either individually or in aggregate, and are a normal part of our daily operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

            In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The statement also expands the models that are allowed in calculating the expense. SFAS No. 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly we will adopt the provisions of this statement commencing with the quarter ending September 30, 2005. If we had included the fair value of employee stock options in our financial statements, our net income for the years ended December 31, 2004, 2003 and 2002 would have been as disclosed in Note 1 to our audited financial statements. Accordingly, the adoption of SFAS No. 123R is expected to have an effect on our financial statements.

            In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151") Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be "so abnormal" as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

            We have been experiencing a period of rapid growth that has placed a strain on our resources. Revenue from our operations for the year ended December 31, 2004 increased by 33% to $103,193,652. The number of our employees increased from 95 in March 2001 to 421 as of February 15, 2005. We anticipate that our revenues and business activities will continue to grow in 2005. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and our manufacturing processes and compliance programs, as well as the operational and administrative tasks associated with integrating new personnel and managing expanding operations. The challenges inherent in managing growth are significant. If we are unable to meet these challenges, we could experience a material adverse effect on the quality of our products, our ability to retain key personnel, our operating results and financial condition.

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

      WE ARE OBLIGATED TO ISSUE A LARGE NUMBER OF SHARES OF COMMON STOCK AT PRICES LOWER THAN MARKET VALUE WHICH MAY REDUCE THE MARKET PRICE OF OUR OUTSTANDING COMMON STOCK.

            We are obligated to issue a large number of shares of common stock at prices below market value. Therefore, our common stock could lose value if a large number of these shares are issued into the market. As of February 15, 2005, 18,425,119 shares of common stock were issued and outstanding. We have reserved 2,860,250 shares of common stock for issuance pursuant to options and warrants granted to our employees, officers, directors and investors. The holders of these convertible securities likely would only exercise their rights to acquire common stock at times when the exercise price is lower than the price at which they could buy the common stock on the open market. Because we would likely receive less than current market price for any shares of common stock issued upon exercise of options and warrants, the exercise of a large number of these convertible securities could reduce the per-share market price of common stock held by existing investors.

            Specifically, public resales of shares of our common stock following exercises may depress the prevailing market price of our common stock. Even prior to the time of actual exercises of derivative securities, the perception of a significant market "overhang" resulting from the existence of our obligation to honor such exercises could depress the market price of our common stock.

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

            During 2004, the market price of our common stock fluctuated between approximately $15.60 and approximately $23.24, and was approximately $20.66 on February 15, 2005. These broad market fluctuations could adversely affect the market value of our common stock in that, at the current price, any fluctuation in the dollar price per share could constitute a significant percentage decrease in the value of a stockholder's investment.

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

      INTENSE REGULATION BY GOVERNMENT AGENCIES MAY DELAY OUR EFFORTS TO COMMERCIALIZE OUR PROPOSED DRUG PRODUCTS.

            Our products and business activities are highly regulated, principally by the FDA, the U.S. Drug Enforcement Agency, state governments and governmental agencies of other countries. Federal and state regulations and statutes impose certain requirements on the testing, manufacturing, labeling, storage, recordkeeping, approval, advertising and promotion of our products. Also, some of our products contain narcotic ingredients. Regulations pertaining to the sale of such drugs may prove difficult or expensive to comply with, and we and other pharmaceutical companies may face lawsuits. If we are alleged to be out of compliance with applicable requirements, then we would face judicial and administrative sanctions, including seizures of adulterated or misbranded products, injunction actions, fines and criminal prosecutions. Any of these events could disrupt our business and our ability to supply products to our customers. In April 2004, we received a warning letter from the FDA regarding our reporting of adverse drug events. We believe that we have responded to the FDA's observations in a timely and effective manner and do not expect this event to materially affect our operations. However, we can give no assurance that this or other regulatory actions by the FDA or other agencies will not impede or delay our efforts to commercialize our proposed products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We do not use any derivative financial instruments. All of our direct sales are in the United States and denominated in U.S. dollars. Our exposure to market risk for a change in interest rates relates primarily to our debt instruments. Our debt instruments, at December 31, 2004, are subject to variable interest rates, which float based upon a spread over LIBOR or U.S. bank prime rate. Management does not believe that any risk inherent in these instruments is likely to have a material effect on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our audited financial statements and the related reports of our independent registered public accounting firm are presented in the following pages. The financial statements and reports filed in this Item 8 are as follows:

Report of Independent Registered Public Accounting Firm on
  Management's Report on Internal Control Over Financial Reporting.......... 27

Report of Independent Registered Public Accounting Firm on
 Financial Statements....................................................... 28

Financial Statements:
  Balance Sheets - December 31, 2004 and 2003............................... 29
  Statements of Income - Years Ended December 31, 2004, 2003 and 2002....... 30
  Statements of Changes in Stockholders' Equity - Years Ended
    December 31, 2004, 2003 and 2002........................................ 31
  Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002... 32

Notes to Financial Statements............................................... 33


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

            DISCLOSURE CONTROLS AND PROCEDURES

            "Disclosure controls and procedures" are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

            We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have evaluated this system of disclosure controls and procedures and have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

            MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

            Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. "Internal control over financial reporting" refers to the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

            The process of designing and reviewing our system of internal accounting controls involves, among other things, management's judgments with respect to the relative cost and expected benefits of specific control measures. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.

            Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. From our assessment we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

            Our independent registered public accounting firm, Wolf & Company, P.C., issued an attestation report on our assessment of our internal control over financial reporting. This report appears on page 27.

            CHANGES TO INTERNAL CONTROL OVER FINANCIAL REPORTING

            During 2004, we began and partially completed the process of moving to new facilities. In connection with this move, we adapted our internal control over financial reporting to account for our expanded operations. Also, in 2004 we migrated to a new and advanced Oracle(R) enterprise resource planning (ERP) system, designed to align and integrate various information gathering, analysis and reporting processes through software applications. The new system has been designed to allow us to retain the control and integrity of our information systems as we grow in the future. The new system includes financial reporting applications, such as general ledger, accounts receivable, accounts payable, inventory management, sales order processing and purchasing. We believe that throughout the implementation process, we maintained internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and that produce adequate records for preparation of financial information. There were no other significant changes in our internal controls over financial reporting during 2004.

            Except as referred to above there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Able Laboratories, Inc.
Cranbury, New Jersey

            We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Able Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Able Laboratories, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

            A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            In our opinion, management's assessment that Able Laboratories, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Able Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Able Laboratories, Inc. as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 10, 2005 expressed an unqualified opinion on those statements.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
February 10, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                             ON FINANCIAL STATEMENTS


The Board of Directors and Stockholders
Able Laboratories, Inc.
Cranbury, New Jersey

            We have audited the accompanying balance sheets of Able Laboratories, Inc. as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Able Laboratories, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Able Laboratories, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 10, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of Able Laboratories, Inc.'s internal control over financial reporting and an unqualified opinion on the effectiveness of Able Laboratories, Inc.'s internal control over financial reporting.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
February 10, 2005

                             ABLE LABORATORIES, INC.
                                 BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                              ----------------------------
                                                                                  2004            2003
                                                                              ------------    ------------
                                                    ASSETS

Current assets:
      Cash and cash equivalents                                               $ 11,650,886    $ 20,065,248
      Accounts receivable, net of allowances of $38,272,886 and $24,007,583     17,878,380       8,626,023
      Inventory                                                                 18,105,275      16,602,608
      Deferred income tax asset                                                  7,500,000       4,760,000
      Prepaid expenses and other current assets                                  1,843,882       1,644,068
                                                                              ------------    ------------
            Total current assets                                                56,978,423      51,697,947
                                                                              ------------    ------------

Property and equipment, net                                                     40,228,942      18,953,744
                                                                              ------------    ------------
Other assets:
      Debt financing costs, net of accumulated amortization                             --          91,708
      Cash deposits with bond trustee                                                   --         525,907
      Deferred income tax asset                                                  2,743,000       9,709,000
      Goodwill                                                                   3,922,655       3,904,094
      Deposits and other assets                                                    418,082         481,755
                                                                              ------------    ------------
            Total other assets                                                   7,083,737      14,712,464
                                                                              ------------    ------------
                                                                              $104,291,102    $ 85,364,155
                                                                              ============    ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Notes payable and current portion of long-term debt                     $         --    $    239,038
      Accounts payable                                                           2,742,823       3,293,168
      Accrued expenses                                                           2,268,763       1,114,976
                                                                              ------------    ------------
            Total current liabilities                                            5,011,586       4,647,182
Long-term debt, less current portion                                             3,000,000       3,935,000
                                                                              ------------    ------------
            Total liabilities                                                    8,011,586       8,582,182
                                                                              ------------    ------------
Commitments and contingencies

Stockholders' equity :
      Preferred stock, $.01 par value, 10,000,000 shares authorized, none and 17,025 shares of Series Q outstanding (liquidation
         value $1,702,500 at December 31, 2003)                                         --             171
      Common stock, $.01 par value, 25,000,000 shares authorized,
         18,353,281 and 16,761,216 shares issued and outstanding                   183,532         167,611
      Additional paid-in capital                                               120,804,537     116,060,210
      Accumulated deficit                                                      (24,644,108)    (39,295,941)
      Unearned stock-based compensation                                            (64,445)       (150,078)
                                                                              ------------    ------------
            Total stockholders' equity                                          96,279,516      76,781,973
                                                                              ------------    ------------
                                                                              $104,291,102    $ 85,364,155
                                                                              ============    ============

                 See accompanying notes to financial statements.

                             ABLE LABORATORIES, INC.
                              STATEMENTS OF INCOME


                                                         YEARS ENDED DECEMBER 31,
                                               --------------------------------------------
                                                   2004            2003            2002
                                               ------------    ------------    ------------
Sales, net                                     $103,193,652    $ 77,561,115    $ 52,930,121
Cost of sales                                    51,433,991      41,355,192      27,361,610
                                               ------------    ------------    ------------
      Gross profit                               51,759,661      36,205,923      25,568,511
                                               ------------    ------------    ------------
Operating expenses:
      Selling, general and administrative        14,001,498      10,696,864       7,754,153
      Research and development                   15,231,815      11,212,418       6,944,952
                                               ------------    ------------    ------------
            Total operating expenses             29,233,313      21,909,282      14,699,105
                                               ------------    ------------    ------------

            Operating income                     22,526,348      14,296,641      10,869,406
                                               ------------    ------------    ------------
Other income (expense):
      Loss on investment in RxBazaar                     --              --      (1,993,403)
      Loss on early retirement of debt             (118,440)       (241,999)             --
      Interest and financing expense               (188,463)       (543,849)       (517,723)
      Miscellaneous income (expense), net          (144,612)        388,755         (42,340)
                                               ------------    ------------    ------------
            Other income (expense), net            (451,515)       (397,093)     (2,553,466)
                                               ------------    ------------    ------------

Income before income taxes                       22,074,833      13,899,548       8,315,940
Income tax provision (benefit)                    7,423,000       5,412,000     (15,130,000)
                                               ------------    ------------    ------------
            Net income                           14,651,833       8,487,548      23,445,940

Dividends on preferred stock                         89,642         274,559         481,143
                                               ------------    ------------    ------------
Net income applicable to common stockholders   $ 14,562,191    $  8,212,989    $ 22,964,797
                                               ============    ============    ============
Net income per share:
      Basic                                    $       0.84    $       0.56    $       1.98
                                               ============    ============    ============
      Diluted                                  $       0.75    $       0.46    $       1.44
                                               ============    ============    ============
Weighted average shares outstanding:
      Basic                                      17,401,740      14,709,040      11,587,905
                                               ============    ============    ============
      Diluted                                    19,433,451      18,374,894      16,322,234
                                               ============    ============    ============


                 See accompanying notes to financial statements.

                             ABLE LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                        Preferred Stock           Common Stock                                          Unearned
                     --------------------    ----------------------      Paid-In       Accumulated     Stock-Based
                      Shares      Amount       Shares       Amount       Capital         Deficit      Compensation      Total
                     --------    --------    ----------   ---------   ------------    -------------    ----------    -----------
Balance at
December 31, 2001      67,910    $    679    11,301,976   $ 113,020   $ 80,011,072    $ (71,229,429)   $       --    $ 8,895,342
   Stock options
     and warrants
     exercised             --          --       686,067       6,860        277,591               --            --        284,451
   Conversion of
     preferred
     stock            (14,760)       (147)      566,163       5,662         (5,515)              --            --             --
   Warrants issued
     with debt             --          --            --          --        375,314               --            --        375,314
   Cash dividends
     on preferred
     stock                 --          --            --          --       (476,572)              --            --       (476,572)
   Stock-based
     compensation          --          --            --          --        111,900               --      (111,900)            --
   Amortization of
     unearned
     stock-based
     compensation          --          --            --          --             --               --        37,300         37,300
   Tax benefit on
     stock options         --          --            --          --      2,130,000               --            --      2,130,000
   Net income              --          --            --          --             --       23,445,940            --     23,445,940
                     --------    --------    ----------   ---------   ------------    -------------    ----------    -----------

Balance at
December 31, 2002      53,150         532    12,554,206     125,542     82,423,790      (47,783,489)      (74,600)    34,691,775
   Stock options
     and warrants
     exercised             --          --       332,834       3,328        925,071               --            --        928,399
   Shares issued
     in private
     placement             --          --     1,627,500      16,275     28,937,060               --            --     28,953,335
   Conversion of
     preferred
     stock            (36,125)       (361)    2,120,579      21,206        (20,845)              --            --             --
   Conversion of
     debt                  --          --       126,097       1,260      2,148,693               --            --      2,149,953
   Cash dividends
     on preferred
     stock                 --          --            --          --       (274,559)              --            --       (274,559)
   Stock-based
     compensation          --          --            --          --        145,000               --      (145,000)            --
   Amortization of
     unearned
     stock-based
     compensation          --          --            --          --             --               --        69,522         69,522
   Tax benefit on
     stock options         --          --            --          --      1,776,000               --            --      1,776,000
   Net income              --          --            --          --             --        8,487,548            --      8,487,548
                     --------    --------    ----------   ---------   ------------    -------------    ----------    -----------

Balance at
December 31, 2003      17,025         171    16,761,216     167,611    116,060,210      (39,295,941)     (150,078)    76,781,973
   Stock options
     and warrants
     exercised             --          --       592,676       5,927      2,168,792               --            --      2,174,719
   Conversion of
     preferred
     stock            (17,025)       (171)      999,389       9,994         (9,823)              --            --             --
   Cash dividends
     on preferred
     stock                 --          --            --          --        (89,642)              --            --        (89,642)
   Amortization
     of unearned
     stock-based
     compensation          --          --            --          --             --               --        85,633         85,633
   Tax benefit on
     stock options         --          --            --          --      2,675,000               --            --      2,675,000
   Net income              --          --            --          --             --       14,651,833            --     14,651,833
                     --------    --------    ----------   ---------   ------------    -------------    ----------    -----------
Balance at
December 31, 2004          --    $     --    18,353,281   $ 183,532   $120,804,537    $ (24,644,108)   $  (64,445)   $96,279,516
                     ========    ========    ==========   =========   ============    =============    ==========    ===========

                 See accompanying notes to financial statements.

                             ABLE LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 2004            2003            2002
                                                             ------------    ------------    ------------
Cash flows from operating activities:
Net income                                                   $ 14,651,833    $  8,487,548    $ 23,445,940
Adjustments to reconcile net income to net cash
provided by operating activities:
   Deferred income tax expense (benefit)                        6,438,000       4,640,000     (15,880,000)
   State tax benefit for stock options                            463,000         307,000         370,000
   Loss on investment in RxBazaar                                      --              --       1,993,403
   Loss on early retirement of debt                               118,440         241,999              --
   Amortization of unearned compensation                           85,633          69,522          37,300
   Depreciation and amortization                                3,011,440       2,185,139       1,049,101
(Increase) decrease in operating assets:
   Accounts receivable                                         (9,252,357)       (752,497)     (3,227,323)
   Inventory                                                   (1,502,667)     (3,448,669)     (8,185,030)
   Prepaid expenses and other current assets                     (199,814)     (1,490,964)        660,378
   Deposits and other assets                                      589,580        (321,986)        (69,964)
Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses                          661,899      (5,278,912)      5,116,712
                                                             ------------    ------------    ------------
      Net cash provided by operating activities                15,064,987       4,638,180       5,310,517
                                                             ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                         (24,277,008)    (11,042,935)     (6,376,122)
   Purchase of LiquiSource net assets                             (18,561)     (4,163,798)             --
   Purchase of RxBazaar note receivable                                --              --      (2,250,000)
                                                             ------------    ------------    ------------
      Net cash used for investing activities                  (24,295,569)    (15,206,733)     (8,626,122)
                                                             ------------    ------------    ------------

Cash flows from financing activities:
   Net proceeds from stock warrants and options                 2,174,719         928,399         284,451
   Net proceeds from private stock placements                          --      28,953,335              --
   Net proceeds from debt obligations                                  --      11,589,422       5,246,745
   Payment of debt obligations                                 (1,200,600)    (12,226,146)     (1,143,974)
   Preferred stock dividends paid                                (157,899)       (412,336)       (425,756)
                                                             ------------    ------------    ------------
      Net cash provided by financing activities                   816,220      28,832,674       3,961,466
                                                             ------------    ------------    ------------

Net change in cash and cash equivalents                        (8,414,362)     18,264,121         645,861
Cash and cash equivalents at beginning of year                 20,065,248       1,801,127       1,155,266
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year                     $ 11,650,886    $ 20,065,248    $  1,801,127
                                                             ============    ============    ============

Supplemental cash flow information:
   Interest paid                                             $    185,700    $    456,970    $    414,988
   Income taxes paid                                              248,232         770,500         137,976
   Conversion of debt into common stock                                --       2,149,953              --

Additional cash flow information is included in Note 2.

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

USE OF ESTIMATES

            In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Material estimates, that are particularly susceptible to significant change in the near term, relate to the carrying values of receivables, including allowances for chargebacks, rebates and returns, inventory, the estimated lives of property and equipment and the valuation of deferred income tax assets. Actual results could differ from those estimates.

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

DEBT FINANCING COSTS

            Debt financing costs are being amortized on a straight-line basis over the term of the debt. The related amortization expense for 2004, 2003 and 2002 was $3,668, $11,136 and $14,400, respectively.

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

ADVERTISING COSTS

            Advertising costs are charged to expense when incurred. Advertising expense for 2004, 2003 and 2002 was $3,137,934, $1,390,889 and $113,603,
respectively.

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

STOCK-BASED COMPENSATION

            Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. In 2005, we plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123 as revised in December 2004 (see Recent Accounting Pronouncements).

            At December 31, 2004, we had two stock-based compensation plans and stock options issued outside of the plans, which are described more fully in
Note 9. We apply APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees and directors. Had compensation cost for stock options issued to employees and directors been determined based on the fair value at the grant dates consistent with SFAS No. 123, our net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                   Years Ended December 31,
                                                         ---------------------------------------------
                                                             2004            2003            2002
                                                         ------------    ------------    ------------
Net income as reported                                   $ 14,651,833    $  8,487,548    $ 23,445,940
Add stock-based compensation under APB No. 25                  85,633          69,522          37,300
Deduct stock-based compensation under SFAS No. 123         (2,815,718)       (957,330)       (366,910)
                                                         ------------    ------------    ------------
Pro forma net income                                       11,921,748       7,599,740      23,116,330
Less returns to preferred stockholders                         89,642         274,559         481,143
                                                         ------------    ------------    ------------
Pro forma net income applicable to common stockholders   $ 11,832,106    $  7,325,181    $ 22,635,187
                                                         ============    ============    ============
Net income per share:
  Basic - as reported                                    $       0.84    $       0.56    $       1.98
                                                         ============    ============    ============
  Basic - Pro forma                                      $       0.68    $       0.50    $       1.95
                                                         ============    ============    ============
  Diluted - as reported                                  $       0.75    $       0.46    $       1.44
                                                         ============    ============    ============
  Diluted - Pro forma                                    $       0.61    $       0.41    $       1.42
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

COMPREHENSIVE INCOME

            Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. There were no other items of comprehensive income during 2004, 2003 and 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

            In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The statement also expands the models that are allowed in calculating the expense. SFAS No. 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly we will adopt the provisions of this statement commencing with the quarter ending September 30, 2005. If we had included the fair value of employee stock options in our financial statements, our net income for the years ended December 31, 2004, 2003 and 2002 would have been as disclosed in Note 1. Accordingly, the adoption of SFAS No. 123R is expected to have an effect on our financial statements.

            In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151") Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be "so abnormal" as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position or results of operations.

2.          BUSINESS ACQUISITION AND DISPOSITION

            ACQUISITION OF LIQUISOURCE, INC.

            On November 17, 2003, we acquired substantially all the net assets of LiquiSource, Inc. for cash of $4,182,359. LiquiSource was a privately held developer and manufacturer of prescription generic liquid pharmaceuticals. The acquisition has been accounted for as a purchase and the results of operations of LiquiSource have been included in our financial statements since the date of acquisition. We acquired inventory of $250,000, property and equipment of $68,565 and other assets totaling $30,000, net of accounts payable and accrued expenses of $88,861. We recorded goodwill of $3,922,655 for the excess of the purchase price over the net assets acquired, which includes acquisition costs of $63,770. Goodwill will not be amortized but will be tested at least annually for impairment. For income tax purposes, we expect the full amount of the goodwill to be deductible over its fifteen-year amortization period.

            Unaudited pro forma operating results, assuming the acquisition of LiquiSource had been made as of the beginning of 2002, are as follows:

                                                          Unaudited
                                                 -----------------------------
                                                     Year Ended December 31,
                                                 -----------------------------
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
                                                 ============     ============

            SUPERIOR PHARMACEUTICAL COMPANY

            On February 23, 2001, we sold Superior Pharmaceutical Company to RxBazaar, Inc. for a cash payment of $4,000,000 and the assumption by RxBazaar of our existing 13.5% senior subordinated debt in the amount of $2,248,875. We remained liable for the debt as a guarantor. On June 14, 2002, we purchased the senior subordinated debt of RxBazaar for $2,250,000. The 13.5% notes were due on June 17, 2004, were secured by a third lien on accounts receivable and a second lien on substantially all other assets of RxBazaar, and were subject to an inter-creditor agreement with RxBazaar's asset-based lender. Interest income on the notes for 2004, 2003 and 2002 was $65,705, $303,750 and $166,219,
respectively. Due to RxBazaar's financial condition at December 31, 2002, management increased its reserve for the notes receivable to cover the full carrying value of the notes, resulting in a $1,993,403 charge to income. In August 2004, RxBazaar notified us that it had commenced an orderly wind-down of its operations, and on September 10, 2004, RxBazaar filed an assignment for the benefit of creditors. We subsequently assigned the notes receivable to another secured creditor, conditioned on that creditor paying us a portion of the proceeds it receives from the liquidation.

3.          ACCOUNTS RECEIVABLE

            Accounts receivable consist of the following:

                                                                   December 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
            Accounts receivable                            $ 56,151,266    $ 32,633,606
            Allowances for returns and price adjustments    (38,073,201)    (24,003,684)
            Allowance for doubtful accounts                    (199,685)         (3,899)
                                                           ------------    ------------
                     Accounts receivable, net              $ 17,878,380    $  8,626,023
                                                           ============    ============

            A summary of the activity in accounts receivable allowances is as follows:

                                                              Returns
                                                             and Price       Doubtful          Total
                                                            Adjustments      Accounts       Allowances
                                                           ------------    ------------    ------------
            Balance at December 31, 2001                   $  7,966,237    $    150,585    $  8,116,822
                  Additions charged to net sales             56,097,504              --      56,097,504
                  Additions charged to operating expenses            --         491,120         491,120
                  Deductions allowed to customers           (51,651,200)             --     (51,651,200)
                  Write-off of uncollectible accounts                --              --              --
                                                           ------------    ------------    ------------

            Balance at December 31, 2002                     12,412,541         641,705      13,054,246
                  Additions charged to net sales             95,914,875              --      95,914,875
                  Additions charged (recoveries credited)
                     to operating expenses                           --         (89,805)        (89,805)
                  Deductions allowed to customers           (84,323,732)             --     (84,323,732)
                  Write-off of uncollectible accounts                --        (548,001)       (548,001)
                                                           ------------    ------------    ------------

            Balance at December 31, 2003                     24,003,684           3,899      24,007,583
                  Additions charged to net sales             96,315,082              --      96,315,082
                  Additions charged to operating expenses            --         195,786         195,786
                  Deductions allowed to customers           (82,245,565)             --     (82,245,565)
                  Write-off of uncollectible accounts                --              --              --
                                                           ------------    ------------    ------------
            Balance at December 31, 2004                   $ 38,073,201    $    199,685    $ 38,272,886
                                                           ============    ============    ============

4.          INVENTORY

            Inventory consists of the following:

                                                                   December 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
            Raw materials                                  $ 10,619,845    $  9,247,553
            Work-in-progress                                  2,124,380       2,153,363
            Finished goods                                    5,361,050       5,201,692
                                                           ------------    ------------
                                                           $ 18,105,275    $ 16,602,608
                                                           ============    ============

5.          PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                                                    December 31,
                                                           ----------------------------      Estimated
                                                               2004            2003        Useful Lives
                                                           ------------    ------------    ------------
            Machinery and equipment                        $ 15,377,613    $ 10,671,907    3-10 years
            Furniture, fixtures and computers                 4,057,958       1,678,832    1-7 years
            Building and leasehold improvements              22,632,148       9,107,877    1-40 years
            Land                                                561,000         561,000
            Construction in process                           5,203,886       1,535,981
                                                           ------------    ------------
                                                             47,832,605      23,555,597
            Less accumulated depreciation and amortization   (7,603,663)     (4,601,853)
                                                           ------------    ------------
                                                           $ 40,228,942    $ 18,953,744
                                                           ============    ============

            Depreciation and amortization expense for 2004, 2003 and 2002 was $3,001,810, $2,090,279 and $939,110, respectively.

6.          DEBT

            Debt consists of the following:

                                                                    December 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
            Revolving credit agreement                     $  3,000,000    $  3,000,000
            NJEDA bonds                                              --       1,030,000
            Unsecured notes payable, net of discount                 --         144,038
                                                           ------------    ------------
                     Total                                    3,000,000       4,174,038
            Less current portion                                     --         239,038
                                                           ------------    ------------
                     Long-term debt                        $  3,000,000    $  3,935,000
                                                           ============    ============

            EQUIPMENT LOANS AND REVOLVING CREDIT AGREEMENT

            On February 16, 2001, we borrowed $770,000 in an equipment financing transaction. The borrowed amount was payable over a five-year term at an interest rate of 15%. Interest expense for 2002 was $76,216. In October 2002, we repaid the loan.

            In October 2002, we entered into a $4,000,000 equipment loan agreement with a commercial bank. On February 24, 2003, we entered into a new $4,000,000 revolving credit agreement and increased the equipment loan to $5,800,000 by amending the existing loan agreement. In April 2003, we increased the amount available under our revolving credit agreement to $10,000,000 and increased the amount available under our equipment loan to $10,000,000. In July 2003, we repaid the equipment loan in full.

            On March 2, 2004, we entered into a new $20 million revolving credit agreement (see Note 8) with our existing lender. This new revolver replaces the existing revolving credit facility of $10 million and terminated the equipment loan. In addition, the new revolver is expandable to $30 million upon our request and the approval of the bank. The revolver is secured by substantially all of our assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loan is subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a net worth test. We were in compliance with these covenants at December 31, 2004.

            The revolver bears interest at 3.56% at December 31, 2004 (LIBOR plus 1.25% based upon our current leverage ratio), requires no monthly principal payments and matures in March 2007. Interest expense for 2004, 2003 and 2002 was $133,511, $211,930 and $23,803, respectively.

            NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY BONDS

            On June 23, 1999, we completed a $2,000,000 Industrial Development Revenue Bond offering issued by the New Jersey Economic Development Authority for the acquisition of machinery and equipment. Interest expense for 2004, 2003 and 2002 was $34,333, $105,594 and $147,121, respectively. The total cost of the bond issue was $216,140 and was being amortized over 15 years. Amortization expense for 2004, 2003 and 2002 was $3,668, $11,136 and $14,400, respectively.
In May 2003, we repurchased $670,000 of outstanding bonds for $656,600 upon completion of a tender offer. We recorded a loss on early retirement of debt of $51,962 after the write-off of $65,362 of deferred debt financing costs. In May 2004, we repaid the $1,030,000 balance of the bonds. We paid a call premium of $20,600, other fees and expenses of $9,800 and wrote off the $88,040 balance of deferred debt financing costs resulting in a loss on early retirement of $118,440.

            In connection with these bonds, we entered into various agreements with the New Jersey Economic Development Authority and the bondholders, including an escrow agreement pursuant to which we deposited amounts intended to cover our obligations under the bond indenture. These amounts were included in other assets.

            UNSECURED NOTES PAYABLE

            In June 2002, we borrowed $2,300,000 from existing institutional and accredited investors, including certain officers of Able and RxBazaar, all of whom were related parties. The 12% unsecured notes matured on June 14, 2004. We also issued immediately exercisable three-year warrants to purchase 170,200 shares of common stock at $5.10 per share to the investors. Proceeds of $375,314 were allocated to the warrants based on their estimated fair value and credited to additional paid-in capital. This amount was reflected as a discount against the notes payable and was amortized, as a component of interest expense, over the life of the notes. Proceeds of this financing were used to purchase the 13.5% senior subordinated notes receivable from RxBazaar. In June 2003, we converted $2,150,000 of notes into 126,097 shares of common stock at $17.05 per share, the fair value of the stock on the transaction date, and repaid $47 of notes in cash. We also wrote off $190,037 of unamortized discount on the notes as a loss on early retirement of debt. The $150,000 balance of the notes was repaid in June 2004. Interest expense for 2004, 2003 and 2002 was $9,000, $128,870 and $150,267, respectively. Discount amortization for 2004, 2003 and 2002 was $5,962, $83,724 and $95,591, respectively.

7.          INCOME TAXES

            In 2002, we recorded an income tax benefit due to our assessment that it is more likely than not that deferred tax assets (resulting primarily from net operating losses) would be realized in the future. Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                 Years Ended December 31,
                                        ------------------------------------------
                                            2004           2003           2002
                                        ------------   ------------   ------------
Current tax provision:
     Federal                            $     97,000   $    142,000   $         --
     State                                   888,000        630,000        750,000
                                        ------------   ------------   ------------
            Total current                    985,000        772,000        750,000
                                        ------------   ------------   ------------
Deferred tax provision (benefit):
     Federal                               6,203,000      4,333,000    (15,850,000)
     State                                   235,000        307,000        (30,000)
                                        ------------   ------------   ------------
            Total deferred                 6,438,000      4,640,000    (15,880,000)
                                        ------------   ------------   ------------
            Total provision (benefit)   $  7,423,000   $  5,412,000   $(15,130,000)
                                        ============   ============   ============



            The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                  Years Ended December 31,
                                        ------------------------------------------
                                            2004           2003           2002
                                        ------------   ------------   ------------
Statutory rate                                  34.0%          34.0%          34.0%
Increase (decrease) resulting from:
  Change in valuation reserve                   (3.9)            --         (202.0)
  State taxes, net of federal tax benefit        4.1            4.4            6.0
  Rate differential and other, net              (0.6)           0.5          (19.9)
                                        ------------   ------------   ------------
Effective tax rate                              33.6%          38.9%        (181.9)%
                                        ============   ============   ============



            The components of the net deferred tax asset are as follows:

                                                December 31,
                                        ---------------------------
                                            2004           2003
                                        ------------   ------------
Deferred tax asset:
      Federal                           $ 14,730,000   $ 19,451,000
      State                                1,814,000      1,784,000
                                        ------------   ------------
                                          16,544,000     21,235,000
      Valuation reserve                   (6,301,000)    (6,766,000)
                                        ------------   ------------
      Net deferred tax asset            $ 10,243,000   $ 14,469,000
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

            The following differences give rise to deferred income taxes:

                                                                      December 31,
                                                              ----------------------------
                                                                  2004            2003
                                                              ------------    ------------
            Net operating loss carryforward                   $ 14,624,000    $ 16,205,000
            Capital loss carryforward                            4,459,000       3,040,000
            Research and investment tax credit carryforward        550,000         580,000
            Other, net                                          (3,089,000)      1,410,000
                                                              ------------    ------------
                                                                16,544,000      21,235,000
            Valuation reserve                                   (6,301,000)     (6,766,000)
                                                              ------------    ------------
            Net deferred tax asset                            $ 10,243,000    $ 14,469,000
                                                              ============    ============


            There was no significant change to the valuation reserve in 2003. At December 31, 2004, we decreased the valuation reserve by $864,000 based on our assessment that additional deferred tax assets would be realized in the future.

            As of December 31, 2004, we have the following tax carryforwards:

                                            Net Operating Losses
                                        ---------------------------      Federal
            Expiration Date                Federal         State       Tax Credits
            ---------------             ------------   ------------   ------------
                                                      (In thousands)
            December 31, 2005           $         --   $         67   $         20
            December 31, 2006                     --          2,982            100
            December 31, 2007                     --          2,689            171
            December 31, 2008                     --          3,403            138
            December 31, 2009                     --          3,117            121
            December 31, 2010                  2,532          3,462             --
            December 31, 2011                  4,446             --             --
            December 31, 2017                 10,783             --             --
            December 31, 2018                  5,862             --             --
            December 31, 2019                  6,350             --             --
            December 31, 2020                  7,534             --             --
            December 31, 2021                  2,629             --             --
                                        ------------   ------------   ------------
                        Total           $     40,136   $     15,720   $        550
                                        ============   ============   ============


            In addition, we have alternative minimum tax credit carryforwards of approximately $241,000 at December 31, 2004.

            Use of net operating loss and tax credit carryforwards may be subject, in future periods, to annual limitations based on ownership changes in our common stock as defined by the Internal Revenue Code. Capital loss carryforwards of approximately $7,920,000 expire on December 31, 2006 and $3,770,000 expire on December 31, 2010. We determined that the future utilization of the state net operating loss, the capital loss carryforwards and the tax credits is less than "more likely than not" and therefore a substantial portion of the valuation reserve has been allocated to these items.

8.          COMMITMENTS AND CONTINGENCIES

            LEASE AGREEMENTS

            We lease offices and warehouse facilities under operating leases expiring in various years through September 16, 2015 that require us to pay certain costs such as maintenance and insurance. The following is a schedule of future minimum lease payments for all operating leases (with initial or remaining terms in excess of one year) as of December 31, 2004:


            Years Ending December 31,                     Amount
            -------------------------                  ------------
            2005                                       $  1,560,540
            2006                                          1,333,035
            2007                                          1,287,632
            2008                                          1,287,632
            2009                                          1,287,632
            Thereafter                                    7,350,967
                                                       ------------
            Total minimum future lease payments        $ 14,107,438
                                                       ============


            Rent expense, net of subleases for 2004, 2003 and 2002, was $1,793,308, $812,320 and $572,631, respectively.

            LETTER OF CREDIT

            During September 2004, our bank issued a letter of credit for $1,287,632 as a security deposit under a lease agreement. The letter of credit will expire in September 2005, at which time we have the option to post a new letter of credit or provide a cash deposit. The amount available under our revolving credit agreement (see Note 6) is reduced by the full amount of the letter of credit.

            EMPLOYMENT AGREEMENTS

            As of December 31, 2004, we have employment agreements with certain of our officers that provide for minimum annual salaries, reimbursement of business related expenses and participation in other employee benefit programs. The agreements also include confidentiality, non-disclosure, severance, automatic renewal and non-competition provisions. Salary levels are subject to periodic review by the Compensation Committee.

            CONTINGENCIES

            Legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on our financial position or results of operations.


9.          PREFERRED STOCK, COMMON STOCK, OPTIONS AND WARRANTS

            PREFERRED STOCK

            The Series L Preferred Stock was convertible into common stock at the average of the closing bid price for the three trading days prior to conversion and accrued dividends at the rate of 13.5% per annum. In January 2002, the balance of Series L was converted into 96,555 shares of common stock.

            In August 2001, we sold 61,150 shares of Series Q Preferred Stock for $6,115,000 in cash and conversion of outstanding debt. The Series Q carries an 8% dividend and is convertible into common stock at approximately 58.70 shares of common stock for each share of Series Q. We registered the shares of common stock issuable on conversion of the Series Q in July 2002. During 2002, 8,000 shares of Series Q were converted into 469,608 shares of common stock. During 2003, 36,125 shares of Series Q were converted into 2,120,579 shares of common stock. During 2004, the outstanding 17,025 shares of Series Q were converted into 999,389 shares of common stock.

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

            STOCK OPTION PLANS

            We have two stock option plans and have reserved shares of common stock for issuance to employees, officers, directors and consultants. In June 2004, our stockholders approved an amendment to one of the plans, increasing the number of shares reserved for issuance from 600,000 to 1,200,000. Under the plans, the Board of Directors may grant options and establish the terms of the grant in accordance with the provisions of the plans. Plan options are exercisable for up to ten years from the date of issuance and certain options contain a net exercise provision. The following table summarizes the activity of options granted under the plans:

                                                                      Years Ended December 31,
                                            --------------------------------------------------------------------------
                                                      2004                      2003                      2002
                                            ----------------------    ----------------------    ----------------------
                                                          Weighted                  Weighted                  Weighted
                                                           Average                   Average                   Average
                                                          Exercise                  Exercise                  Exercise
                                              Shares        Price       Shares        Price       Shares        Price
                                            ----------    --------    ----------    --------    ----------    --------
Outstanding at beginning of year               121,667    $  11.98        53,334    $   1.88        57,467    $   1.95
Granted                                        809,000       18.77        75,000       18.27            --          --
Exercised                                      (27,500)      11.50        (6,666)       1.88        (4,133)       2.71
Canceled                                        (5,000)      18.48            (1)       1.88            --          --
                                            ----------                ----------                ----------
Outstanding at end of year                     898,167       17.69       121,667       11.98        53,334        1.88
                                            ==========                ==========                ==========
Exercisable at end of year                     217,334       14.37        46,667        1.88        53,334        1.88
                                            ==========                ==========                ==========
Reserved for future grants at end of year      401,333                   605,333                    80,333
                                            ==========                ==========                ==========
Weighted average fair value of options
 granted during the year                                      6.17                      8.73                        --

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during 2004 and 2003, respectively; dividend yield of 0%; risk-free interest rates of 3.2% and 3%, respectively; expected volatility of 33% and 59%, respectively; and expected lives of 4.7 and 4 years, respectively.

            Information pertaining to stock options outstanding at December 31, 2004 is as follows:

                                                          Outstanding                        Exercisable
                                            ---------------------------------------   -------------------------
                                                           Weighted      Weighted                    Weighted
                                                            Average       Average                     Average
                                               Number      Remaining     Exercise       Number       Exercise
Range of Exercise Prices                    Outstanding      Life          Price      Exercisable     Price
------------------------                    -----------   -----------   -----------   -----------   -----------
$ 1.88                                           46,667     0.9 years   $      1.88        46,667   $      1.88
$11.50 - $20.82                                 851,500     9.2 years         18.55       170,667         17.78
                                            -----------                               -----------
                                                898,167     8.8 years   $     17.69       217,334   $     14.37
                                            ===========                               ===========

            CONSULTANT STOCK PLAN

            We adopted the Consultant Stock Plan in June 1998 which provides for stock grants for services rendered to us. We reserved 166,667 shares of common stock for issuance and registered the shares. At December 31, 2004, we had 43,567 shares reserved under this plan.

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

            During 2004, we granted inducement stock options to purchase 400,000 shares to employees at a weighted average exercise price of $19.16 per share. The weighted average fair value of these options was $6.60 per share on the grant date.

            A summary of the activity for other stock option and warrant shares, including warrants issued in connection with debt and equity placements, is presented below:

                                                    Years Ended December 31,
                                            --------------------------------------
                                               2004          2003          2002
                                            ----------    ----------    ----------
Outstanding at beginning of year             2,044,902     2,200,326     2,737,015
Granted                                        400,000       238,000       506,800
Exercised                                     (602,686)     (372,454)     (986,130)
Expired/Canceled                               (99,833)      (20,970)      (57,359)
                                            ----------    ----------    ----------
Outstanding at end of year                   1,742,383     2,044,902     2,200,326
                                            ==========    ==========    ==========


            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during 2004, 2003 and 2002, respectively; dividend yield of 0%; risk-free interest rates of 3%, 3% and 4%, respectively; expected volatility of 33%, 77% and 65%, respectively; and expected lives of 5, 4 and 3.96 years, respectively.

            Information pertaining to other stock options and warrants outstanding at December 31, 2004 is as follows:

                                                          Outstanding                        Exercisable
                                            ---------------------------------------   -------------------------
                                                           Weighted      Weighted                    Weighted
                                                            Average       Average                     Average
                                               Number      Remaining     Exercise       Number       Exercise
Range of Exercise Prices                    Outstanding      Life          Price      Exercisable     Price
------------------------                    -----------   -----------   -----------   -----------   -----------
$ 1.88 - $ 3.30                                 358,333     3.3 years   $      3.21       358,333   $      3.21
$ 3.75 - $ 8.30                                 815,700     4.7 years          4.14       746,945          3.99
$10.20 - $19.16                                 568,350     8.8 years         16.81       189,200         14.40
                                            -----------                               -----------
                                              1,742,383     5.8 years   $      8.08     1,294,478   $      5.29
                                            ===========                               ===========

            COMMON STOCK RESERVED

            We reserved shares of common stock at December 31, 2004 as follows:

            Stock option plans                              1,299,500
            Other stock options and warrants                1,742,383
            Consultant Stock Plan                              43,567
                                                          -----------
                       Total                                3,085,450
                                                          ===========



10.         SEGMENT INFORMATION, MAJOR CUSTOMERS AND MAJOR SUPPLIERS

            We operate in one principal business segment, the manufacturing and sale of generic pharmaceuticals. During 2004, approximately 17% and 12% of net sales were to two major customers. During 2003, approximately 12% of net sales was to one major customer. During 2002, approximately 37% of net sales was to one major customer.

            During 2004, we had one major supplier that provided us with $8,060,000 of raw materials or 16% of cost of sales. During 2003, we had one major supplier that provided us with approximately $12,516,000 of raw materials or 30% of cost of sales. During 2002, we had two major suppliers that provided us with approximately $6,334,000 and $5,360,000 of raw materials or 23% and 20%, respectively, of cost of sales.


11.         EMPLOYEE BENEFIT PLAN

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

            For 2004, 2003 and 2002, we made matching contributions of $85,871, $63,725 and $52,521, respectively. We did not make any profit-sharing contributions in 2004, 2003 or 2002.


12.         FAIR VALUE OF FINANCIAL INSTRUMENTS

            At December 31, 2004 and 2003, our financial instruments include notes receivable from RxBazaar that have been fully reserved for since December 31, 2002 (see Note 2) and debt obligations (see Note 6). The carrying value of the notes receivable approximate their fair value based on RxBazaar's current financial condition. The carrying value of debt obligations approximate fair values based on their maturities and interest rates.

13.         QUARTERLY DATA (UNAUDITED)

                                                                         Years Ended December 31,
                                       --------------------------------------------------------------------------------------------
                                                           2004                                            2003
                                       --------------------------------------------    --------------------------------------------
                                        Fourth      Third       Second      First       Fourth      Third       Second      First
                                        Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                                       --------    --------    --------    --------    --------    --------    --------    --------
                                                                   (In thousands, except per share data)

Sales, net                             $ 31,437    $ 27,300    $ 23,005    $ 21,452    $ 22,752    $ 20,865    $ 18,944    $ 15,000
Cost of sales                            14,919      12,404      12,192      11,919      12,073      10,887       9,943       8,452
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Gross profit                        16,518      14,896      10,813       9,533      10,679       9,978       9,001       6,548

Selling, general and administrative       3,817       3,556       3,630       2,998       3,309       2,699       2,274       2,415
Research and development                  4,151       4,042       3,493       3,546       3,741       3,069       2,276       2,126
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Operating income                     8,550       7,298       3,690       2,989       3,629       4,210       4,451       2,007

Loss on debt retirement                      --          --        (118)         --          --          --        (242)         --
Interest and financing expense              (38)        (42)        (51)        (58)        (55)        (68)       (220)       (201)
Miscellaneous income (expense)             (190)        (56)         24          77         251          97          52         (11)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Income before income taxes                8,322       7,200       3,545       3,008       3,825       4,239       4,041       1,795

Income tax provision (benefit)            2,144       2,764       1,360       1,155       1,394       1,693       1,614         711
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Net income                           6,178       4,436       2,185       1,853       2,431       2,546       2,427       1,084

Dividends on preferred stock                 13          16          30          31          43          54          76         102
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net income applicable to common stock  $  6,165    $  4,420    $  2,155    $  1,822    $  2,388    $  2,492    $  2,351    $    982
                                       ========    ========    ========    ========    ========    ========    ========    ========
Net income per share:
     Basic                             $   0.34    $   0.25    $   0.13    $   0.11    $   0.14    $   0.16    $   0.17    $   0.08
                                       ========    ========    ========    ========    ========    ========    ========    ========
     Diluted                           $   0.32    $   0.23    $   0.11    $   0.10    $   0.13    $   0.13    $   0.14    $   0.06
                                       ========    ========    ========    ========    ========    ========    ========    ========
Weighted average shares outstanding:
     Basic                               17,983      17,623      17,145      16,847      16,537      15,965      13,516      12,763
                                       ========    ========    ========    ========    ========    ========    ========    ========
     Diluted                             19,571      19,497      19,395      19,306      19,301      19,447      17,471      17,144
                                       ========    ========    ========    ========    ========    ========    ========    ========

                                    PART III



ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

            The information required by this item in connection with directors and officers is hereby incorporated by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2005 annual meeting of stockholders, which we expect to file on or before April 29, 2005 (the "2005 Annual Meeting Proxy Statement").


ITEM 11.    EXECUTIVE COMPENSATION

            The information required by this item with respect to executive compensation is hereby incorporated by reference to the information set forth under the caption "Executive Officer Compensation" in the 2005 Annual Meeting Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information required by this item with respect to security ownership is hereby incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" in the 2005 Annual Meeting Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item with respect to certain relationships and related transactions is hereby incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2005 Annual Meeting Proxy Statement.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND EXPENSES

            The information required by this item with respect to principal accountant fees and expenses is hereby incorporated by reference to the information set forth under the caption "Principal Accountant Fees and Expenses" in the 2005 Annual Meeting Proxy Statement.

                                     PART IV


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.4 Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

3.5         Certificate of Ownership and Merger dated May 18, 2001 (filed as
            Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2001, and incorporated herein by reference).

3.6 Certificate of Amendment of Certificate of Incorporation dated May 31, 2002 (filed as Exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

4.1 Specimen common stock certificate (filed as Exhibit 4a to our Registration Statement on Form S-18, SEC File No. 33-31836-B, and incorporated herein by reference).

10.1 *Employment Agreement dated May 29, 2002 with Dhananjay G. Wadekar (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2 *Amended and Restated Employment Agreement dated March 1, 2004 with Nitin Kotak (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.3 *First Amendment to Amended and Restated Employment Agreement dated November 30, 2004 with Robert Weinstein.

10.4 *Amended and Restated Employment Agreement dated December 22, 2004 with Shashikant Shah.

10.5 *Amended and Restated Employment Agreement dated March 1, 2004 with Hemanshu N. Pandya (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6 *Amended and Restated Employment Agreement dated March 1, 2004 with Howard F. Schneider (filed as Exhibit 10.11to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.7 *Amended and Restated Employment Agreement dated April 26, 2004 with Garth Boehm (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.8        *Stock Option issued to Garth Boehm dated April 26, 2004 (filed as
            Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.9 *Employment Agreement dated April 26, 2004 with Robert Mauro (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.10       *Stock Option issued to Robert Mauro dated April 26, 2004 (filed as
            Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.11 *Employment Agreement dated September 7, 2004 with Joan Janulis (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 13, 2004, and incorporated herein by reference).

10.12 *Employment Agreement dated September 7, 2004 with Janet Penner (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 13, 2004, and incorporated herein by reference).

10.13 *1998 Stock Option Plan (filed as Appendix A to our proxy statement, filed with the SEC on January 30, 1998, and incorporated herein by reference).

10.14 *1998 Consultant Stock Plan (filed as Exhibit 4.3 to our Registration Statement on Form S-8, SEC File No. 33-57249, and incorporated herein by reference).

10.15 *2003 Stock Incentive Plan (filed as Appendix A to our proxy statement, filed with the SEC on April 28, 2003, and incorporated herein by reference).

10.16 *Stock Option issued to Harry Silverman dated April 20, 2000 (filed as Exhibit 10.39 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.17       *Stock Option issued to Harry Silverman dated May 31, 2000 (filed as
            Exhibit 10.40 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.18 *Stock Option issued to Dhananjay G. Wadekar dated October 13, 2000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

10.19 *Stock Option issued to F. Howard Schneider dated February 24, 2001 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.20 *Stock Option issued to Harry Silverman dated February 24, 2001 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.21 *Stock Option issued to Dhananjay Wadekar dated February 24, 2001 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.22 *Stock Option issued to Dhananjay G. Wadekar dated August 24, 2002 (filed as Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23 *Stock Option issued to Harry Silverman dated August 24, 2002 (filed as Exhibit 10.18 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24 *Stock Option issued to F. Howard Schneider dated August 24, 2002 (filed as Exhibit 10.19 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

10.25 *Stock Option issued to Jerry Treppel dated October 28, 2002 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

10.26 *Stock Option issued to Robert Weinstein dated November 25, 2002 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

10.27 Lease dated April 25, 2002 with P&R Fasteners, Inc. for 5 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.28 Lease Agreement with Matrix Cranbury Associates, LLC dated September 17, 2003 for One Able Drive, Cranbury, New Jersey (filed as Exhibit
            10.1 to the Quarterly Report on Form 10-Q for our quarter ended September 30, 2003, and incorporated herein by reference).

10.29 Lease Agreement for 789 Jersey Avenue, New Brunswick, New Jersey with HMCJ Realty, L.L.C. dated October 6, 2000 (filed as Exhibit
            10.31 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.30 Asset Purchase Agreement dated November 14, 2003 with LiquiSource, Inc. (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.31 Credit Agreement with Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.32 Revolving Credit Note in favor of Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.33 Security Agreement with Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.55 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.34 Pledge Agreement dated March 2, 2004 in favor of Citizens Bank of Massachusetts (filed as Exhibit 10.56 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.35       Form of Warrant to Purchase Stock dated June 14, 2002 (filed as
            Exhibit 4.9 to our Registration Statement on Form S-3, SEC File No. 333-90654, and incorporated herein by reference).

10.36 First Amendment to Credit Agreement dated June 30, 2004 with Citizens Bank of Massachusetts (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

23.1        Consent of Wolf & Company, P.C.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the principal executive officer.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the principal financial officer.

32.1 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


---------------------------
* Indicates a management contract or any compensatory plan, contract or arrangement.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    ABLE LABORATORIES, INC.


                                                    By: /s/ Dhananjay G. Wadekar
                                                        ------------------------
                                                        Dhananjay G. Wadekar
                                                        Chief Executive Officer
                                                        and Secretary

                                                        March 15, 2005


            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated; and each of the undersigned officers and directors of Able Laboratories, Inc. hereby severally constitute and appoint Dhananjay G. Wadekar, Robert J. Mauro and Nitin V. Kotak our true and lawful attorney-in-fact and agent, with full power to sign for us and in our names in the capacity indicated below, all amendments to such report on Form 10-K, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to such report and any and all amendments thereto.



      SIGNATURE                   DATE                     TITLE
------------------------     --------------     -----------------------------

/S/ DHANANJAY G. WADEKAR     March 15, 2005     Chief Executive Officer,
------------------------                        Secretary and Director
    DHANANJAY G. WADEKAR                        (PRINCIPAL EXECUTIVE OFFICER)


/S/ ROBERT J. MAURO          March 15, 2005     President, Chief Operating
------------------------                        Officer and Director
    ROBERT J. MAURO


/S/ NITIN V. KOTAK           March 15, 2005     Vice President, Finance and
------------------------                        Accounting and Treasurer
    NITIN V. KOTAK                              (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)

/S/ ELLIOT F. HAHN           March 15, 2005     Director
------------------------
    ELLIOT F. HAHN


/S/ HARRY SILVERMAN          March 15, 2005     Director
------------------------
    HARRY SILVERMAN


/S/ DAVID S. TIERNEY         March 15, 2005     Director
------------------------
    DAVID S. TIERNEY


/S/ JERRY I. TREPPEL         March 15, 2005     Director
------------------------
    JERRY I. TREPPEL

                             ABLE LABORATORIES, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                  EXHIBIT INDEX
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

3.4 Certificate of Amendment of Certificate of Incorporation dated May 9, 2001 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, and incorporated herein by reference).

3.5         Certificate of Ownership and Merger dated May 18, 2001 (filed as
            Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on May 24, 2001, and incorporated herein by reference).

3.6 Certificate of Amendment of Certificate of Incorporation dated May 31, 2002 (filed as Exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

4.1 Specimen common stock certificate (filed as Exhibit 4a to our Registration Statement on Form S-18, SEC File No. 33-31836-B, and incorporated herein by reference).

10.1 *Employment Agreement dated May 29, 2002 with Dhananjay G. Wadekar (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.2 *Amended and Restated Employment Agreement dated March 1, 2004 with Nitin Kotak (filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.3 *First Amendment to Amended and Restated Employment Agreement dated November 30, 2004 with Robert Weinstein.

10.4 *Amended and Restated Employment Agreement dated December 22, 2004 with Shashikant Shah.

10.5 *Amended and Restated Employment Agreement dated March 1, 2004 with Hemanshu N. Pandya (filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.6 *Amended and Restated Employment Agreement dated March 1, 2004 with Howard F. Schneider (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.7 *Amended and Restated Employment Agreement dated April 26, 2004 with Garth Boehm (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.8        *Stock Option issued to Garth Boehm dated April 26, 2004 (filed as
            Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.9 *Employment Agreement dated April 26, 2004 with Robert Mauro (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.10       *Stock Option issued to Robert Mauro dated April 26, 2004 (filed as
            Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.11 *Employment Agreement dated September 7, 2004 with Joan Janulis (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 13, 2004, and incorporated herein by reference).

10.12 *Employment Agreement dated September 7, 2004 with Janet Penner (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 13, 2004, and incorporated herein by reference).

10.13 *1998 Stock Option Plan (filed as Appendix A to our proxy statement, filed with the SEC on January 30, 1998, and incorporated herein by reference).

10.14 *1998 Consultant Stock Plan (filed as Exhibit 4.3 to our Registration Statement on Form S-8, SEC File No. 33-57249, and incorporated herein by reference).

10.15 *2003 Stock Incentive Plan (filed as Appendix A to our proxy statement, filed with the SEC on April 28, 2003, and incorporated herein by reference).

10.16 *Stock Option issued to Harry Silverman dated April 20, 2000 (filed as Exhibit 10.39 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.17       *Stock Option issued to Harry Silverman dated May 31, 2000 (filed as
            Exhibit 10.40 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference).

10.18 *Stock Option issued to Dhananjay G. Wadekar dated October 13, 2000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference).

10.19 *Stock Option issued to F. Howard Schneider dated February 24, 2001 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.20 *Stock Option issued to Harry Silverman dated February 24, 2001 (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.21 *Stock Option issued to Dhananjay Wadekar dated February 24, 2001 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference).

10.22 *Stock Option issued to Dhananjay G. Wadekar dated August 24, 2002 (filed as Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23 *Stock Option issued to Harry Silverman dated August 24, 2002 (filed as Exhibit 10.18 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24 *Stock Option issued to F. Howard Schneider dated August 24, 2002 (filed as Exhibit 10.19 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

10.25 *Stock Option issued to Jerry Treppel dated October 28, 2002 (filed as Exhibit 10.20 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

10.26 *Stock Option issued to Robert Weinstein dated November 25, 2002 (filed as Exhibit 10.21 to our Annual Report on Form 10-K for fiscal year ended December 31, 2002, and incorporated herein by reference).

10.27 Lease dated April 25, 2002 with P&R Fasteners, Inc. for 5 Hollywood Court, South Plainfield, New Jersey (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.28 Lease Agreement with Matrix Cranbury Associates, LLC dated September 17, 2003 for One Able Drive, Cranbury, New Jersey (filed as Exhibit
            10.1 to the Quarterly Report on Form 10-Q for our quarter ended September 30, 2003, and incorporated herein by reference).

10.29 Lease Agreement for 789 Jersey Avenue, New Brunswick, New Jersey with HMCJ Realty, L.L.C. dated October 6, 2000 (filed as Exhibit
            10.31 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.30 Asset Purchase Agreement dated November 14, 2003 with LiquiSource, Inc. (filed as Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.31 Credit Agreement with Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.32 Revolving Credit Note in favor of Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.33 Security Agreement with Citizens Bank of Massachusetts dated March 2, 2004 (filed as Exhibit 10.55 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.34 Pledge Agreement dated March 2, 2004 in favor of Citizens Bank of Massachusetts (filed as Exhibit 10.56 to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

10.35       Form of Warrant to Purchase Stock dated June 14, 2002 (filed as
            Exhibit 4.9 to our Registration Statement on Form S-3, SEC File No. 333-90654, and incorporated herein by reference).

10.36 First Amendment to Credit Agreement dated June 30, 2004 with Citizens Bank of Massachusetts (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

23.1        Consent of Wolf & Company, P.C.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the principal executive officer.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the principal financial officer.

32.1 Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------
* Indicates a management contract or any compensatory plan, contract or arrangement.