Form 10-Q
period 2005-03-31
ABLE LABORATORIES INC
filed 2005-05-10
CIK 857171

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-11352

ABLE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

DELAWARE	04-3029787
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Able Drive
Cranbury, NJ 08512
(Address of principal executive offices)

(609) 495-2800
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of April 15, 2005 there were 18,516,801 outstanding shares of common stock, $.01 par value per share.

ABLE LABORATORIES, INC.

FORM 10-Q

QUARTERLY REPORT

MARCH 31, 2005

(*) The financial information at December 31, 2004 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ABLE LABORATORIES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$16,793,938	$11,650,886
Accounts receivable, net of allowances of $41,377,390 and $38,272,886	17,589,167	17,878,380
Inventory	20,548,064	18,105,275
Deferred income tax asset	7,500,000	7,500,000
Prepaid expenses and other current assets	1,394,846	1,843,882
Total current assets	63,826,015	56,978,423
Property and equipment, net	42,780,583	40,228,942

Other assets:
Deferred income tax asset	954,000	2,743,000
Goodwill	3,922,655	3,922,655
Deposits and other assets	424,258	418,082
Total other assets	5,300,913	7,083,737
	$111,907,511	$104,291,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,026,607	$2,742,823
Accrued expenses	4,340,073	2,268,763
Total current liabilities	9,366,680	5,011,586
Long-term debt	—	3,000,000
Total liabilities	9,366,680	8,011,586

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized, 18,515,468 and 18,353,281 shares issued and outstanding	185,155	183,532
Additional paid-in capital	122,393,723	120,804,537
Accumulated deficit	(19,985,686)	(24,644,108)
Unearned stock-based compensation	(52,361)	(64,445)
Total stockholders’ equity	102,540,831	96,279,516
	$111,907,511	$104,291,102

See accompanying notes to unaudited condensed financial statements.

ABLE LABORATORIES, INC.
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Sales, net	$30,707,953	$21,452,436
Cost of sales	14,005,209	11,919,012
Gross profit	16,702,744	9,533,424

Operating expenses:
Selling, general and administrative	4,474,589	2,998,416
Research and development	4,721,274	3,546,388
Total operating expenses	9,195,863	6,544,804

Operating income	7,506,881	2,988,620

Other income (expense):
Interest and financing expense	(35,906)	(57,966)
Miscellaneous income (expense), net	60,447	77,630
Other income (expense), net	24,541	19,664

Income before income taxes	7,531,422	3,008,284
Provision for income taxes	2,873,000	1,155,000
Net income	4,658,422	1,853,284

Dividends on preferred stock	—	31,120
Net income applicable to common stockholders	$4,658,422	$1,822,164

Net income per share:
Basic	$0.25	$0.11
Diluted	$0.24	$0.10

Weighted average shares outstanding:
Basic	18,434,173	16,846,693
Diluted	19,630,209	19,306,144

See accompanying notes to unaudited condensed financial statements.

ABLE LABORATORIES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Preferred	Common Stock		Additional Paid-in	Accumulated	Unearned Stock-Based
	Stock	Shares	Amount	Capital	Deficit	Compensation	Total
Balance at December 31, 2003	$171	16,761,216	$167,611	$116,060,210	$(39,295,941)	$(150,078)	$76,781,973

Stock options and warrants exercised	—	94,451	945	349,527	—	—	350,472
Conversion of preferred stock	(27)	155,678	1,557	(1,530)	—	—	—
Dividends on preferred stock	—	—	—	(31,120)	—	—	(31,120)
Amortization of unearned stock-based compensation	—	—	—	—	—	21,408	21,408
Tax benefit on stock options	—	—	—	515,000	—	—	515,000
Net income	—	—	—	—	1,853,284	—	1,853,284

Balance at March 31, 2004	$144	17,011,345	$170,113	$116,892,087	$(37,442,657)	$(128,670)	$79,491,017

Balance at December 31, 2004	$—	18,353,281	$183,532	$120,804,537	$(24,644,108)	$(64,445)	$96,279,516

Stock options and warrants exercised	—	162,187	1,623	871,086	—	—	872,709
Stock-based compensation	—	—	—	156,100	—	—	156,100
Amortization of unearned stock-based compensation	—	—	—	—	—	12,084	12,084
Tax benefit on stock options	—	—	—	562,000	—	—	562,000
Net income	—	—	—	—	4,658,422	—	4,658,422

Balance at March 31, 2005	$—	18,515,468	$185,155	$122,393,723	$(19,985,686)	$(52,361)	$102,540,831

See accompanying notes to unaudited condensed financial statements

ABLE LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$4,658,422	$1,853,284
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income tax expense	2,259,000	899,000
State tax benefit for stock options	92,000	89,000
Stock-based compensation	156,100	—
Amortization of unearned compensation	12,084	21,408
Depreciation and amortization	926,389	648,255
(Increase) decrease in operating assets:
Accounts receivable	289,213	(4,258,543)
Inventory	(2,442,789)	(225,564)
Prepaid expenses and other current assets	449,036	(97,418)
Deposits and other assets	(6,176)	(33,266)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	4,383,326	1,484,627
Net cash provided by (used for) operating activities	10,776,605	380,783

Cash flows from investing activities:
Purchase of property and equipment	(3,478,030)	(4,773,939)
Purchase of LiquiSource assets	—	(18,561)
Net cash provided by (used for) investing activities	(3,478,030)	(4,792,500)

Cash flows from financing activities:
Net proceeds from stock warrants and options	872,709	350,472
Payment of debt obligations	(3,000,000)	—
Preferred stock dividends paid	(28,232)	(96,490)
Net cash provided by (used for) financing activities	(2,155,523)	253,982

Net change in cash and cash equivalents	5,143,052	(4,157,735)
Cash and cash equivalents at beginning of period	11,650,886	20,065,248

Cash and cash equivalents at end of period	$16,793,938	$15,907,513

Supplemental cash flow information:
Interest paid	$35,906	$52,520
Income taxes paid	395,880	499,045

See accompanying notes to unaudited condensed financial statements.

ABLE LABORATORIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Able Laboratories, Inc. (“Able”) develops, manufactures, and sells generic pharmaceuticals. The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

The financial information included in this report has been prepared in conformance with the accounting policies reflected in the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plans generally have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. In 2006, we plan to adopt the fair value accounting model for stock-based employee compensation under SFAS No. 123, as revised in December 2004 (see “Recent Accounting Pronouncements”).

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

	Three Months Ended March 31,
	2005	2004
Net income as reported	$4,658,422	$1,853,284
Add stock-based compensation under APB No. 25	168,184	21,408
Deduct stock-based compensation under SFAS No. 123	(907,623)	(478,338)
Pro forma net income	3,918,983	1,396,354
Less dividends on preferred stock	—	31,120
Pro forma net income applicable to common stockholders	$3,918,983	$1,365,234
Net income per share:
Basic - as reported	$0.25	$0.11
Basic - pro forma	$0.21	$0.08
Diluted - as reported	$0.24	$0.10
Diluted - pro forma	$0.20	$0.07

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the grant date fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The statement also expands the valuation models that are allowed in calculating the fair value. On April 14, 2005, the SEC adopted a rule that requires implementation of SFAS No. 123R as of the beginning of the first fiscal year that begins after June 15, 2005. Accordingly we will adopt the provisions of this statement commencing with the quarter ending March 31, 2006. If we had included the fair value of employee stock options in our financial statements, our net income would have been as disclosed in Note 1. Accordingly, the adoption of SFAS No. 123R is expected to have an effect on our financial statements.

2.  INVENTORY

Inventory consists of the following:

	March 31, 2005	December 31, 2004
Raw materials	$12,447,861	$10,619,845
Work-in-progress	2,293,970	2,124,380
Finished goods	5,806,233	5,361,050
	$20,548,064	$18,105,275

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2005	December 31, 2004
Machinery and equipment	$17,012,562	$15,377,613
Furniture, fixtures and computers	4,816,904	4,057,958
Building and leasehold improvements	23,804,289	22,632,148
Land	561,000	561,000
Construction in process	5,115,880	5,203,886
	51,310,635	47,832,605
Less accumulated depreciation and amortization	(8,530,052)	(7,603,663)
	$42,780,583	$40,228,942

4.  REVOLVING CREDIT AGREEMENT

On March 2, 2004, we entered into a $20 million revolving credit agreement with our bank. The revolver bears interest at LIBOR plus 1.25% based upon our current leverage ratio, requires no monthly principal payments and matures in March 2007.

The revolver is secured by substantially all of our assets including accounts receivable, inventory, furniture, fixtures, equipment and intellectual property. The loan is subject to certain financial covenants, including a fixed charge coverage ratio, a leverage ratio and a net worth test. In the first quarter of 2005, we repaid the outstanding balance of $3.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this report which are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” and similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. Various factors listed below, as well as any other instances of cautionary language in this report, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this report could materially and adversely affect our business. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1, of this report and with the information contained in Item 2, including, but not limited to, the factors set forth below, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004, including but not limited to the section therein entitled “Certain Factors That May Affect Future Results.”

In addition to the risks and uncertainties posed generally by the generic drug industry, we face the following risks and uncertainties:

•
we may have difficulty managing our growth, and we could experience material adverse effects, if we are unable to maintain adequate control over our operations as the number of our employees increases, our manufacturing capacity expands and our business operations grow more complex;

•	if we are unable to retain our key personnel or continue to attract and retain additional qualified professionals we may be unable to carry out our plans to maintain or expand our business;

•	we face intense competition from other manufacturers of generic drugs;

•	our revenues and gross profit from our existing generic drug products are likely to decline as competing firms introduce their own generic equivalents;

•	in some circumstances, we may retroactively reduce the price of products that we have already sold to customers but that have not been resold by such customers;

•	our ability to develop liquid formulations is unproven;

•	we are obligated to issue a large number of shares of common stock at prices lower than the current market value, which may reduce the market price of our outstanding common stock;

•	the value of our common stock has fluctuated widely in the past and investors could lose money on their investments in our stock;

•	we may face product liability for which we may not be adequately insured;

•
we are subject to intense regulation by government agencies, and our failure to comply with regulations applicable to our business could delay our efforts to commercialize our proposed drug products or cause a material adverse effect on our business and results of operations; and

•
we depend on third parties to supply the raw materials used in our products, and any failure to obtain a sufficient supply of raw materials from these suppliers could materially and adversely affect our business.

We have created a new Compliance Group within the company to assist us in performing a comprehensive review of our operating practices. See Item 5 of this report, “Product Recalls and Creation of New Officer Position.” This group is being assisted by a highly reputable consulting firm that has specialized expertise in this area. In the course of our review, we have encountered and may continue to encounter evidence of departure from standard operating procedures and regulatory requirements in the historical data or current operations that we evaluate. We have taken corrective action, and may be required to take further corrective action, such as filing appropriate reports with the FDA, continued monitoring of such situations, or recalling or suspending distribution of an affected product. At this time, we have not experienced a material adverse impact on our business or operations in connection with our ongoing comprehensive review, but we do not know the magnitude of the effect, if any, that our review will have.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are more fully described in Note 1 to our financial statements included in this Quarterly Report and in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. These policies require the application of significant judgment by management and as a result, are subject to an inherent degree of uncertainty. In applying these policies, our management makes estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on our historical experience, the terms of existing contracts, our observance of trends in the industry, information that we obtain from our customers and outside sources, and on various other assumptions that we believe to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies, including inventory valuation, revenue recognition, accounts receivable allowances for chargebacks, rebates, and similar items, and income taxes are each discussed in more detail in our Annual Report on Form 10-K. We have reviewed and determined that those policies remain our critical accounting policies for the three months ended March 31, 2005. We did not make any changes in those policies during the period.

Results of Operations — Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Net sales for the three months ended March 31, 2005 increased by $9,255,517 or 43.1%, from the corresponding period in 2004, primarily due to a greater number of products available for sale as well as higher demand for our existing products. Net sales for the three months ended March 31, 2005 were $30,707,953 compared to $21,452,436 for the three months ended March 31, 2004. As of March 31, 2005, we had 30 FDA approved product families, in 70 different strengths, available for sale, compared to 22 FDA approved product families in 51 different strengths, available for sale as of March 31, 2004.

Cost of sales was $14,005,209, or 45.6% of sales, for the three months ended March 31, 2005, compared to $11,919,012, or 55.6% of sales, for the three months ended March 31, 2004. The increase in our gross profit of $7,169,320, or 75.2%, from $9,533,424 for the three months ended March 31, 2004 to $16,702,744 for the three months ended March 31, 2005 is primarily attributable to a favorable product mix including sales of an increased number of first-to-market products.

Selling, general and administrative expenses for the three months ended March 31, 2005 were $4,474,589, compared to $2,998,416 for the three months ended March 31, 2004. The increase of $1,476,173 is primarily due to increases in salaries and benefits, our expanded sales and marketing efforts and the implementation of our Oracle® ERP system. Salaries and benefits increased due to new employees added after March 31, 2004, including key additions to our senior management team. These expenses were necessary to support our growth effort throughout 2004 and 2005.

Research and development expenses for the three months ended March 31, 2005 were $4,721,274, compared to $3,546,388 for the three months ended March 31, 2004. A significant portion of these expenses relate to research which is currently being conducted to develop generic drugs. The increase of $1,174,886 is primarily due to increases in salaries and benefits paid to research and development personnel. We have added additional employees, including new senior management, to support our increased activity in research and development. As of April 15, 2005, we had six abbreviated new drug applications pending approval with the FDA and we expect to increase our research and development activities for additional products over the next several months. We expect to file 15 to 20 new ANDAs during 2005.

Our operating income for the three months ended March 31, 2005 increased by $4,518,261, or 151.2%, to $7,506,881, compared to $2,988,620 for the three months ended March 31, 2004. This increase is due to a $7,169,320 increase in gross profit resulting from an increase in our sales of new products, partially offset by our increased investment in research and development expenses of $1,174,886 and the $1,476,173 increase in selling, general and administrative expenses.

Interest and financing expenses for the three months ended March 31, 2005 were $35,906, compared to $57,966 for the three months ended March 31, 2004. Interest expense decreased because we paid off $1,030,000 in New Jersey Economic Development Authority bonds in May 2004, unsecured notes payable of $150,000 in June 2004 and our revolving credit agreement of $3,000,000 in March 2005.

Income tax expense for the three months ended March 31, 2005 was $2,873,000, compared to income tax expense of $1,155,000 for the three months ended March 31, 2004. Our effective tax rate for the three months ended March 31, 2005 and 2004 was 38.2% and 38.4%, respectively. The decrease in our effective tax rate is due to a lower effective rate for state taxes. Our income tax expense is primarily a non-cash expense. We do not expect to pay federal income tax, other than the alternative minimum tax, until we fully utilize our net operating loss carryforwards.

We recorded net income of $4,658,422 for the three months ended March 31, 2005, compared to net income of $1,853,284 for the three months ended March 31, 2004. We recorded net income applicable to common stock of $4,658,422 or $0.24 per diluted share, for the three months ended March 31, 2005, compared to net income applicable to common stock of $1,822,164 or $0.10 per diluted share for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had working capital of $54,459,335, compared to working capital of $51,966,837 at December 31, 2004. Cash was $16,793,938 as of March 31, 2005, compared to $11,650,886 at December 31, 2004. The $2,492,498 increase in working capital is primarily due to our net income of $4,658,422 for the three months ended March 31, 2005 and non-cash expenses for deferred taxes, depreciation and amortization of $3,197,473 being offset by our additional investment of $3,478,030 in property and equipment and the repayment of our $3,000,000 revolving credit agreement. We expect to make additional investments in property and equipment during the next twelve months at our new Cranbury, New Jersey facility, that we will fund with cash from operating profits. Our new facility should allow us to expand our current manufacturing capabilities and alleviate certain current manufacturing constraints. In addition, the new facility should allow us to consolidate a substantial portion of our existing operations upon expiration of current lease obligations.

Other significant changes in our working capital components from December 31, 2004 to March 31, 2005 include an increase of $2,442,789 in inventory and an increase of $4,355,094 in accounts payable and accrued expenses. The increase in inventory corresponds with our increased sales and production activity, as $1,828,016 of the increase consists of raw materials. The increase in accounts payable and accrued expenses is primarily the result of our increased raw materials purchases and the build out of our new Cranbury facility. The accounts receivable balance decreased by $289,213 as sales levels for the current period were consistent with the prior quarter. The accounts receivable allowance consists of allowances for returns, doubtful accounts, customer chargebacks, rebates, and pricing adjustments. Our allowance for chargebacks, rebates, returns, pricing adjustments and other allowances consists primarily of allowances stipulated by contracts with major drug wholesalers and are customary in the generic drug industry. We establish these allowances as we recognize the sales and monitor these allowances on an ongoing basis. To date, actual amounts have not differed materially from our estimates.

On March 2, 2004, we entered into a $20 million revolving credit agreement with our existing lender. The revolver bears interest at LIBOR plus 1.25% based upon our current leverage ratio, requires no monthly principal payments and matures in March 2007. We repaid the $3,000,000 outstanding balance in March 2005 and we currently have no debt outstanding.

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

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required under the Sarbanes-Oxley Act of 2002, our principal executive officer and principal financial officer conducted a review of our disclosure controls and procedures as of March 31, 2005. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective.

The process of designing and reviewing our system of internal accounting controls involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. During the three months ended March 31, 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings from time to time incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any existing matters should have a material adverse effect on our financial position or results of operations.

ITEM 5. OTHER INFORMATION

        Product Recalls and Creation of New Officer Position

During the quarter ended March 31, 2005, we conducted voluntary product recalls affecting three product families: metronidazole capsules, 375 mg, for noncompliance with labeling requirements for antibacterial drug products, promethazine hydrochloride suppositories,12.5mg and 25mg, for stability failure, and prochlorperazine suppositories, USP, 2.5mg and 5mg, for stability failure.  Recently we also decided to recall one batch of methylphenidate ER 20 mg tablets, for improper laboratory practices and noncompliance with standard operating procedures. As a result of our internal review of these events, and as part of our ongoing efforts to maintain our regulatory compliance and the quality and integrity of our operations, we have initiated a thorough internal evaluation of our operating practices with the knowledge of the FDA.  To aid us in achieving this objective we have created a new executive officer position, Vice President, Compliance, and promoted Iva Klemick, our former Director of Regulatory Affairs, to serve in this position, reporting directly to our President and Chief Operating Officer.  We have also retained the services of a highly reputable outside consulting firm to assist us in this initiative.  Our consultants will review current practices and historical data and make recommendations for improvements and/or corrective action, and will also train employees in our new Compliance Group to perform these activities in the future. Over the next several months we expect to continue this effort to assess our practices and identify and address any issues, working proactively with our internal management resources, our outside consultants and the FDA.

ITEM 6. EXHIBITS

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

ABLE LABORATORIES, INC.

Dated: May 10, 2005	By:	/s/ Dhananjay G. Wadekar
Dhananjay G. Wadekar
Chief Executive Officer

By:	/s/ Nitin V. Kotak
Nitin V. Kotak
Vice President, Finance and Accounting and Treasurer

EXHIBIT INDEX

Exhibit
No.	Item

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the principal executive officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the principal financial officer.
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.